Form 10QSB
period 2000-06-30
QUADRIC ACQUISITION CORP
filed 2000-08-11
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to
                                                -------    --------

Commission file number       0-29981
                       --------------------


                            QUADRIC ACQUISITION CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                         91-2027724
-------------------------------               ----------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



18610 East 32nd Ave., Greenacres, WA                     99016
---------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)



Issuer's telephone number,(   509     )     891       -          8373
                           -----------  -------------   -----------------------


          -------------------------------------------------------------
          Former Name, former address and former fiscal year if changed since last report

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No
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

       Applicable on to corporate issuers

       State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

         Transitional Small Business Disclosure Format
         (Check One)
         Yes    No
            ---   ---

                         QUADRIC ACQUISITION CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                       Page No.
Part I - Financial Information

Item 1 - Financial Statements (unaudited)
         Balance Sheets -
         June 30, 2000 and March 8, 2000                                   3

         Statement of Operations -
         Six Months ended June 30, 2000                                    4

         Statement of Cash Flows -
         Six Months ended June 30, 2000                                    5

         Notes to Financial Statements                                     6

Item 2- Management's Discussion and Analysis or Plan of
        Operation                                                          8

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K                                  8

Signature                                                                  8

                          PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.  (Unaudited)


                         Quadric Acquisition Corporation
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                          June 30,        March 31,
                                            2000             2000
                                          -------          -------
                                         (unaudited)

ASSETS

Cash                                       $   498          $ 1,000
                                           -------          -------
         Total Current Assets              $   498          $ 1,000
                                           -------          -------

Total Assets                               $   498          $ 1,000
                                           -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                        $ 1,027             --
                                           -------

Stockholder's Equity
         Common Stock, $0.001 par value,
         25,000,000 shares authorized,
         5,000,000 shares issued and
         outstanding                         5,000            5,000
         Deficit accumulated during
         development stage                  (5,529)          (4,000)
                                           -------          -------

Total Stockholders' Equity                    (529)           1,000
                                           -------          -------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                       $   498          $ 1,000
                                           -------          -------



                See Accompanying Notes to financial statements.

                         Quadric Acquisition Corporation
                        (A Development Stage Enterprise)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                       Inception
                                 Period Ending       (Feb.24, 2000)
                                 June 30, 2000       March 31, 2000
                                  -----------         -----------
                                  (unaudited)         (unaudited)

Income                            $      --           $      --

Expenses
     Organization expense                 250                 250
     Legal expense                      1,000               1,000
     Administrative expense             3,317               2,750
                                                      -----------
     Professional fees                    962
                                  -----------

Total Expenses                          5,529               4,000
                                  -----------         -----------

NET LOSS FROM
OPERATIONS                             (5,529)             (4,000)

Income Taxes                             --                  --
                                  -----------         -----------

Net Loss                               (5,529)             (4,000)

Accumulated Deficit, Beginning
Balance                                  --                  --
                                  -----------         -----------

Accumulated Deficit, Ending
Balance                           $    (5,529)        $    (4,000)
                                  -----------         -----------

  Net Loss per Common share             $ nil               $ nil

  Weighted Average Number of
   Common shares outstanding        5,000,000           5,000,000


                See accompanying notes to financial statements.

                         Quadric Acquisition Corporation
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS


                                            Period Ending        Inception
                                            June 30, 2000      (Feb.24,2000)
                                                              to Mar.31,2000
                                            -------------     --------------
                                              (unaudited)       (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                                        $(5,529)          $(4,000)
Expenses paid by issuance of stock                4,000             4,000
                                                -------           -------

Net cash provided in operating activities          --                --

CASH FLOWS FROM INVESTING ACTIVITIES               --                --

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds for issuance of stock                   1,000             1,000
                                                -------           -------

Change in cash                                     (502)            1,000

Cash, beginning balance                           1,000              --
                                                -------           -------

Cash, end of period                             $   498           $ 1,000
                                                -------           -------

Supplemental disclosures:

Interest paid                                   $  --             $  --

Income taxes paid                               $  --             $  --

NON-CASH TRANSACTIONS
 Stock issued in exchange for expenses paid     $ 4,000           $ 4,000


                See Accompanying Notes to financial statements.

                         Quadric Acquisition Corporation
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                               AS OF June 30, 2000

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

As shown in the accompanying financial statements, the Company incurred a net loss of $5,529 for the period ended June 30, 2000 and had no revenue. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Provision for Taxes
-------------------

At June 30, 2000, the Company had a net operating loss of approximately $5,529. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy
---------------------

In March 1995, the Financial Accounting Standards Board issued a statement titled, "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000.

Development Costs
-----------------

In accordance with generally accepted accounting principles, the Company will expense development costs as incurred.

Note 3 - PROPERTY AND EQUIPMENT

At June 30, 2000, the Company does not own any property or equipment.

Note 4 - COMMON STOCK

On February 27, 2000, 5,000,000 shares of common stock were issued to an officer and related party. (See Note 5) There was no public offering of any securities. The above referenced shares were issued in repayment of expenses of $ 4,000 and cash of $1,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, a securities offering transaction exemption not requiring registration. The Company has not authorized any preferred stock, convertible stock, warrants or options as of June 30, 2000.

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

Item 2.    Management's Discussion and Analysis or Plan of Operation.

         There have been no operations or significant changes in the financial statements of the Company since its Form 10-QSB was filed for the period ending March 31, 2000.

PART II- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit Number                      Description
         --------------                 ----------------------
            *(3.1)                 Articles of Incorporation of Quadric
                                   Acquisition Corporation
            *(3.2)                 By-Laws
            *(10)                  Lock-Up Agreement
             (27)                  Financial Data Schedule

-----------------
*Previously filed.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed in this quarter.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2000


QUADRIC ACQUISITION CORPORATION


/s/  Gregory M. Wilson
-----------------------
By:  Gregory M. Wilson
Title: President