Form 10KSB
period 2000-12-31
ZKID NETWORK CO
filed 2001-05-30
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                                 For the fiscal year ended December 31, 2000.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                      For the transition period from ___ to ___
                                      Commission file number __________________



                              ZKID NETWORK COMPANY
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                   91-2027724
----------------------------------      ----------------------------------------
   (State of Incorporation)              (IRS Employer Identification No.)



445 West Erie St., Suite 106B, Chicago, IL                      60610
-------------------------------------------            -------------------------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number,(   312     )     654       -          0733
                           -----------  -------------   -----------------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended December 31, 2000.

This report contains a total of _ pages. The Exhibit Index appears on page __.

As of December 31, 2000, there were 5,000,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $-0-. There was no public market for the predecessors common stock. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2000, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                              ZKID NETWORK COMPANY
                                   FORM 10-KSB
                                December 31, 2000

                                                                            Page
PART I.......................................................................2-4

ITEM 1.  Business............................................................ 2
ITEM 2.  Properties.......................................................... 4
ITEM 3.  Legal Proceedings................................................... 4
ITEM 4.  Submission of Matters to vote of Security Holders................... 4

PART II......................................................................4-5

ITEM 5.  Market for Common Equity and Related Stockholder Matters............4-5
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 5
ITEM 7.  Financial Statements................................................ 5
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................ 5

PART III..................................................................... 6

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........6-7
ITEM 10.  Executive Compensation............................................. 7
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..... 8
ITEM 12.  Certain Relationships and Related Transactions.....................8-9

PART IV...................................................................... 9

ITEM 13.  Exhibits and Reports on Form 8-K................................... 9
EXHIBIT INDEX................................................................ 10
SIGNATURES................................................................... 11

                                     PART I

Item 1.           Description of Business.

         (a) Forward-looking Statements. Certain statements in this Form 10-KSB Annual Report, particularly under Items 1 and 2, constitute "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

         (b) Manner of Presentation. This Annual Report will be presented in a proforma manner focusing on the business of Zkid Network Company and looking back as though the Company had been a reporting issuer during 2000. The Company's predecessor, Quadric Acquisition Corporation, was a reporting issuer during 2000 without any operating revenues, assets or liabilities and was classified a "blank check" reporting issuer. When Zkid acquired Quadric on April 25, 2001, it became the successor issuer to Quadric's reporting obligations. It is management's belief that this type of proforma presentation will be more meaningful to the Company's shareholders.

         (c) Our Corporate History. Quadric Acquisition Corporation was incorporated on February 24, 2000. The Company filed aForm 10-SB Registration Statement which became effective on May 16, 2000. Quadric was operationally inactive during 2000. On April 25, 2001, Quadric was acquired by Zkid Network

Company. Zkid Network Company was originally incorporated in the State of Idaho on October 16, 1961 as East Coeur d'Alene Silver Mines, Inc. East Coeur d'Alene Silver Mines changed its corporate domicile from Idaho to Nevada by reincorporating in Nevada on August 28, 2000 and merging the Idaho corporation into the new Nevada corporation of the same name. On January 23, 2001, East Coeur d'Alene Silver Mines acquired all of the issued and outstanding stock of eKid Network.com, Inc., a Delaware corporation. On February 21, 2001, East Coeur d'Alene Silver Mines changed its name to zKid Network Company.

         (d) Business of the Issuer. Zkid Network Company is a media content company for children. Zkid has developed proprietary software, creating a completely animated and safe internet environment for children ages 4-12. This software program is called KidsKeep, "The Home of the Safe Internet for Children."

         At Zkid and with the KidsKeep software, we have designed a safe, monitored, animated virtual playground where kids can enter the vast world of the internet on their own with the same safety and guidance their parents would provide by standing over their shoulder.

         What we've been able to accomplish and what we are most proud of in creating the KidsKeep Network is a virtual neighborhood that not only meets the needs and satisfies the curiosity of our kids who want to explore the internet, but we have also created a safe haven for those children where their parents can rest assured that the content accessed during the child's internet experience is both safe and protected from outside, undesirable influences. Parents can be confident that while in our network, their children are going to be in a safe place, where they learn and entertain themselves with material that is deemed appropriate by their parents. In addition to the children accessing the services of our network, parents can also navigate the network at any time to insure that we are representing their best interests.

         The Kidskeep network is a children's community based wide area network, utilizing advanced server technology, with a fully integrated and animated client application that provides kid-safe connectivity to the Internet. It is a safe virtual playground for our children, something that has been missing from the Internet community until now.

         Competition
         -----------

         An increasing number of children's website content sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue to increase.

         Our ability to compete will depend on many factors, including the entertainment value, originality, timeliness, comprehensiveness and trustworthiness of our content and service, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for subscribers, staff and outside contributors which could have a material adverse effect on our business, results of operations and financial condition. Increased competition could result in reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

         Our Employees
         -------------

         We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel.

         We have 16 employees and independent contractors, 10 work in the product and content development, 3 in sales and marketing, 1 in editorial and 2 in administration. We consider our employee relations to be good and we have never experienced any work stoppages. We can not assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

Item 2.           Description of Property.

         We presently lease approximately 1,500 square feet of office space for our Chicago offices which are located at 445 West Erie St., Suite 106, Chicago, Illinois and approximately 2,000 square feet of space for our Phoenix offices which are located at 111 West Monroe St., Eleventh Floor, Phoenix, Arizona.

Item 3.           Legal Proceedings.

         The Company is not a party to any pending or threatened legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

         During 2000 there was no market for the stock of Quadric Acquisition Corporation. The data presented here is for Zkid Network Company and its predecessor, East Coeur d'Alene Silver Mines, Inc.

         ZKid's common stock trades Over-the-Counter (OTC) on the National Quotation Bureau's Electronic Pink Sheets under the symbol ZKID. Table 1 sets forth the high and low bid information for each fiscal quarter beginning with December 31, 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by Pink Sheets, LLC.

Table 1.

Bid Information
--------------------------------------------------------------------------------


Fiscal Quarter Ended                        High                       Low
--------------------------------------------------------------------------------


December 31, 2000                           0.05                       0.06
September 30, 2000                          0.05                       0.05
June 30, 2000                               0.01                       0.01

March 31, 2000                              0.01                       0.01
December 31, 1999                           None                       None
September 30, 1999                          0.001                      0.001
June 30, 1999                               0.001                      0.001
March 31, 1999                              0.001                      0.001
December 31, 1998                           0.001                      0.001

--------------------------------------------------------------------------------


(b)      Holders.

         Zkid Network has approximately 1,075 shareholders of its common stock as of March 31, 2001 holding 21,857,034 common shares. Quadric had two shareholders during 2000.

(c)      Dividends.

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock. No cash dividends have been declared or paid to date and none are expected to be paid in the forseeable future.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

         Plan of Operation
         -----------------

         ZKid Network will continue to develop additional and ongoing content for its internet based media content site. The focus will be on increasing the educational and entertainment value to children. This process includes, but is not limited to, additional games, cartoons, books in the library and video streaming children's activities by children.

         In regard to marketing, we are planning and anticipating additional new corporate and strategic alliances with a view toward promoting website usage and growth of subscribers.

         We believe that we have sufficient capital to sustain our operations at the current level for the next twelve months. However, we are seeking additional capital in order to accelerate our growth. Our efforts to finance the Company and its operations may result in the issuance of equity and debt instruments. This and other financing activity may result in the substantial dilution of shareholder equity. If rapid growth were to occur, we would need to purchase additional hardware and hire customer support personnel.



Item 7.           Financial Statements.

                  The financial statements presented with this annual report are the audited financial statements for Quadric from inception through December 31, 2000 and Pro Forma Financial Statements for the combined corporations for the year ending December 31, 2000.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On December 31, 2000, the Registrant changed accoutants from Williams & Webster to DiRocco and Dombrow, P.A. 3601 W. Commercial Blvd., Suite #39, Ft. Lauderdale, Florida 33309. The Company decided not to reappoint Williams & Webster as its independent accountant. The financial statements reported on by Williams & Webster were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and interim periods. The decision to change accountants was approved by the Registrant's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and interim periods.

                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Zkid Network Company and its wholly owned subsidiary, Z.Kid Network.com, Inc.

MANAGEMENT ZKID NETWORK COMPANY

Directors and Executive Officers
--------------------------------

The following persons are the Directors and Executive Officers of zKid Network Company, the parent corporation of the Delaware zKid Network Company.


Name                      Age                    Position(s)

Donald Weisberg           53                     President

Paul G. Gulli             38                     Secretary/Treasurer

         Mr. Weisberg is a retired member of the Chicago Board of Trade. He was a shareholder of J.S & D.W., Inc., a Chicago Board of Trade floor brokerage. He was involved in the management of the floor brokerage for 17 years before retiring in May 2000. He still owns two Board of Trade memberships which he leases. Mr. Weisberg is a minority shareholder in Q.C. Enterprises, Inc., a company specializing in the restoration and installation of stone, granite, terrazo and tile products. He has acted as a part-time sales person since his retirement from the brokerage business.

         Mr. Gulli is presently the Secretary/Treasurer of zKid Network Company and the Vice President of Technology and development of zKid Network Company, the Company's subsidiary. He supervises software development and researches emerging computer technologies. Prior to his employment with zKid Network he was the general manager of Omni Pro Legal Services. This company provided investigative and legal support services to the general public and governmental agencies. The company also developed custom software applications for clients.

MANAGEMENT OF SUBSIDIARY

Directors and Executive Officers of Zkid Network Subsidiary
-----------------------------------------------------------

The following persons are the Directors and Executive Officers of zKid Network Company, the wholly owned Delaware corporation subsidiary.

Name                      Age                    Position(s)

Jon Darmstadter           48                     President, Secretary, Treasurer

In addition to his duties as President & CEO of Ekid Network, Mr. Darmstadter is currently the President & CEO of The Children's Beverage Group, Inc., a manufacturer and marketer of unique products for the children's beverage market. The Children's Beverage Group, Inc. is a unique beverage company directed at the billion dollar plus children's beverage market. The company's mission and goal has been to create cutting edge products using the latest in packaging technology. It features a patented no. 5,941,642 09/005,627, "Self-Contained Fluid Dispensing System" known in the trade as the `rip it sip it'(TM) system. The company's products have been marketed by national retailers like Wal-Mart(R).

The Children's Beverage Group was forced into involuntary bankruptcy in September 2000. The bankruptcy case was dismissed in November 2000.

         Mr. Darmstadter was formerly Product Development/Brand Manager with United Beverage of Ohio. In this role he developed the first sports drinks marketed in the U.S. He was responsible for not only developing the product and its overall marketing concept, but also for its sales as well as other market strategies. Prior to his product development role, he was National Sales Manager for the company. Previously, he was National Sales Manager for Bidderman Industries, a brand marketer of designer menswear.

(c)      Identify Significant Employees.

(d)      Family Relationships.  None.

(e) Involvement in Certain Legal Proceedings. None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

1. A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;

2. Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. No reports were filed by the officers, directors or 10% or greater shareholders during 2000.

Item 10.          Executive Compensation.

         Presently, Zkid has two executive officers. No executive officers have been paid any cash compensation. The company does not have an employee stock option plan and has granted no other form of compensation to its executive officers. The Company does not have a written employment contract with its executive officers. The Company did enter into a stock option agreement with one officer during 2000. The stock option agreement grants an option to purchase 25,000 common shares for Ten Cents per share. The option agreement expires on December 31, 2001.

         During 2000 Quadric's sole officer and director was paid no form of compensation.

Item 11.          Security   Ownership   of  Certain   Beneficial   Owners   and
                  Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of March 31,2001.

(e)      Beneficial Ownership of more than 5%.

         Table 1.

       (1)                  (2)                     (3)                   (4)
Title of Class         Name and Address      Amount and Nature        Percent of
                                                                      Class

Jon A. Darmstadter    445 W. Erie St.     *20,000,000 Common Stock      74.46%
Donald Weisberg       445 W. Erie St.       4,750,000 Common Stock      17.68%

* Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The preferred shares have thirty (30) votes per share.

(f)      Security Ownership of Management.

Table 2.

       (1)                   (2)                    (3)                   (4)
Title of Class          Name and Address     Amount and Nature        Percent of
                                                                      Class

Jon A. Darmstadter    445 W. Erie St.        *20,000,000 Common Stock   74.46%
Donald Weisberg       445 W. Erie St.          4,750,000 Common Stock   17.68%

* Mr. Darmstadter is the president and director or Z.Kid Network.com, Inc., the Company's wholly owned subsidiary.

(7) Changes in Control. Except as set forth in the Current Report on Form 8-K filed May 9, 2001, management is unaware of any facts that would effect a change in the control of the Company as of the date of this Form 10-KSB filing.

Item 12.          Certain Relationships and Related Transactions.

(a)      Transactions with Management and Others.

         On April 25, 2001, Zkid Network Company and Quadric Acquisition Corporation entered into a Business Combination Agreement. Donald Weisberg, Director and President of Zkid and Gregory Wilson, former President of East Coeur d'Alene Silver Mines, Inc. and Quadric Acquisition Corporation executed the Business Combination Agreement on behalf of these companies both in their representative capacities and individually as shareholders of Quadric. Mr. Weisberg acquired a majority of the shares of Quadric on the April 25, 2001 from Long Lane Capital, Inc., a company owned by Wilson. Mr. Weisberg's simultaneous acquisition of the Quadric shares and execution of the business combination agreement may be considered a transaction with management.

         On January 23, 2001, East Coeur d'Alene Silver Mines, Inc., the company's predecessor, transferred two unpatented mining claims to Long Lane Capital, Inc. for $10.00 consideration. The Company had originally owned ten unpatented mining claims in the Evolution Mining District of Shoshone County, Idaho. During the year ended December 31, 1998, the Company had written down the carrying value of these claims to $-0- in recognition of the decreased value of its mineral properties. Subsequently, in June, 2000, the Company lost its rights, title and interest in the mining claims. It re-filed for rights in two of the ten original claims. It is these two claims which were conveyed to Long Lane Capital, Inc. Long Lane Capital is owned by Gregory Wilson, a former officer and director of East Coeur d'Alene Silver Mines, Inc.

         On August 29, 2000, Quadric issued a total of 4,750,000 shares of common stock to Long Lane Capital, Inc. for a total consideration of $4,750 in cash and services and 250,000 shares to Gregory M. Wilson for $250 cash. The shares were issued in reliance on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. Mr. Wilson, as the sole shareholder of Long Lane Capital, Inc., is deemed the beneficial owner of the Company shares and as the sole officer and director of the Company, the issuance of the shares, constitutes a transaction with management. On December 3, 2000, the Company entered into a stock option agreement with Gregory Wilson whereby he may purchase 25,000 shares of common stock for Ten Cents ($0.10) per share. The option expires December 31, 2001.

         On August 31, 2000, the Company sold 10,000,000 shares of common stock to Long Lane Capital, Inc. for $5,000 Dollars in a private transaction not involving a public offering. On January 23, 2001, 9,000,000 of these shares were cancelled in connection with the capitalization requirements of the eKid Network.com, Inc. business combination transaction. On August 21, 2000, the Company sold 182,248 shares of common stock for $18,248 Dollars. The securities were sold to Long Lane Capital, Inc. in a private transactions not involving a public offering pursuant to Section 4(2) of the Act. Mr. Wilson, as the sole shareholder of Long Lane Capital, Inc., is deemed the beneficial owner of the Company shares and as the sole officer and director of the Company, the issuance of the shares, constitutes a transaction with management.

(b)      Certain Business Relationships.

         Except as set forth in (a) above, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(c)      Indebtedness of Management.

         Except as set forth in (a) above, no member of the Company's management is or has been indebted to the Company since the beginning of the Company's last fiscal year.

(d)      Transactions with Promoters.

         Except as set forth in (a) above, the Company's promoters have not received, directly or indirectly, anything of value from the Company, nor are they entitled to receive anything of value from the Company.

                                    PART IV

Item 13.          Exhibits and Reports on Form 8-K.

         (a) Exhibits

         *(2.0)             Business Combination Agreement
         *(2.1)             Plan of Merger
         *(2.2)             Articles of Merger
         *(3.1)             Articles of Incorporation of East Coeur d'Alene
                            Silver Mines, Inc.
         *(3.2)             Certificate of Amendment of Articles of
                            Incorporation of East Coeur d'Alene Silver Mines,
                            Inc.
         *(3.3)             Certificate of Designation Zkid Network Company

         *(3.4)             By-Laws of zKid Network Company
         *(21)              List of Subsidiaries
         ---------------
         * Previously filed on Form 8-K May 9, 2001.

         (c)      Reports on Form 8-K.

         There were no reports on Form 8-K for the quarter ending December 31, 2000. There was one report on Form 8-K filed by the Company during the quarter ending March 31, 2001. The report was dated January 3, 2001 and reported on Item 4 regarding a change in the Company's certifying public accountant.

         There was a Form 8-K report filed by the Company on May 9, 2001 reporting the business combination of Quadric Acquisition Corporation by Zkid Network Company. Items reported by this 8-K Report were Item 1 (Changes in Control of Registrant),Item 2 (Acquisition or Disposition of Assets, Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 25, 2001


Zkid Network Company


/S/ Donald Weisberg
-------------------
By: Donald Weisberg
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Donald Weisberg                                 May 25, 2001
---------------------------
By: Donald Weisberg
Title: President, Director


/s/ Paul Gulli                                      May 25, 2001
---------------------------
By: Paul Gulli
Title: Secretary

                                TABLE OF CONTENTS


                                                                       Page

INDEPENDENT AUDITORS'  REPORT          ..............................   F-1

FINANCIAL STATEMENTS
  Balance Sheet                        ...............................  F-2
  Statement of Operations              ...............................  F-3
  Statement of Stockholders' Deficit   ...............................  F-4
  Statement of Cash Flows              ...............................  F-5

NOTES TO FINANCIAL STATEMENTS          ...............................F-6 - F-9

                             DIROCCO & DOMBROW, P.A.
                      3601 WEST COMMERCIAL BLVD., SUITE 39
                            FORT LAUDERDALE, FL 33309
                            TELEPHONE (954) 731-8181
                               FAX (954) 739-1054



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Quadric Acquisition Corporation
Green Acres, WA

We have audited the accompanying balance sheet of Quadric Acquisition Corporation (a development stage company) for the period February 24, 2000 (inception) to December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadric Acquisition Corporation as of December 31, 2000, and the results of operations and its cash flows for the period February 24, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no revenues and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 25, 2001

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
        FOR THE PERIOD FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                     ASSETS

Current Assets
 Cash                                                                   $    40
                                                                        -------


Total Assets                                                            $    40
                                                                        =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                                       $ 3,500
                                                                        -------

  Total Current Liabilities                                               3,500
                                                                        -------

Commitments and Contingencies

Stockholders' Deficit
 Common stock, $0.001 par value,
  25,000,000 shares authorized, 5,000,000
  shares issued and outstanding                                           5,000
  Paid in capital                                                           750
  Accumulated deficit during development stage                           (9,210)
                                                                        -------

     Total Stockholders' Deficit                                         (3,460)
                                                                        -------

     Total Liabilities and Stockholders' Deficit                        $    40
                                                                        =======




   The accompanying notes are an integral part of these financial statements.

                        QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
        FOR THE PERIOD FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000



Revenues                                                            $      --
                                                                    -----------


Expenses
 Organization expenses                                                     250
 Legal expenses                                                          1,000
 Administrative expenses                                                 6,998
 Professional fees                                                         962
                                                                    -----------
     Total Expenses                                                       9,210
                                                                    -----------


Net Loss                                                            $    (9,210)
                                                                    ===========


Net Loss Per Common Share                                           $    (0.002)
                                                                    ===========

Weighted Average Shares of Common Stock
 Outstanding                                                         5,000,000
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.


                            QUADRIC ACQUISITION CORP
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000



                                    Common Stock       Additional
                               ---------------------    Paid-in    Accumulated
                                Shares       Amount     Capital     Deficit       Total
                               ---------   ---------   ---------   ---------    ---------
Issuance of common stock
  for cash                     1,000,000   $   1,000   $    --     $    --      $   1,000

Issuance of common stock
  for services and expenses    4,000,000       4,000        --          --          4,000

Contributed capital                 --          --           750        --            750

Net loss for the period
  ended December 31, 2000           --          --          --        (9,210)      (9,210)
                               ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2000   5,000,000   $   5,000   $     750   $  (9,210)   $  (3,460)
                               =========   =========   =========   =========    =========


   The accompanying notes are an integral part of these financial statements.

Cash Flows From Operating Activities
  Net loss                                                              $(9,210)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issuance of stock for services and expenses                         4,000
      Increase in accounts payable                                        3,500
                                                                        -------
          Net Cash Used In Operating
            Activities                                                   (1,710)
                                                                        -------

Cash Flows From Financing Activities
   Issuance of stock for cash                                             1,000
   Contributed Capital                                                      750
                                                                        -------
          Net Cash Provided by Financing
            Activities                                                    1,750
                                                                        -------

            Net Increase in Cash                                             40

Cash, Beginning of Year                                                    --
                                                                        -------

Cash, End of Year                                                       $    40
                                                                        =======



Supplemental Disclosure of Cash Flow Information
  Interest paid                                                         $  --
                                                                        =======
  Income taxes paid                                                     $  --
                                                                        =======


   The accompanying notes are an integral part of these financial statements.

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Quadric Acquisition Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Business Activity
----------------------------------

Quadric Acquisition Corporation (hereinafter "the Company") was incorporated on February 24, 2000 in the State of Nevada. On March 7, 2000 the Company registered its securities with the Securities and Exchange Commission primarily for the purpose of serving as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December, 31.

Basis of Accounting
-------------------

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Cash and Cash Equivalents
-------------------------

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes
------------

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities. The Company has established a valuation allowance to fully offset potential deferred tax assets.

At September 30, 2000, the Company had a net operating loss of approximately $5,710 and will expire 2020. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Net Loss Per Share
------------------

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These financial statements shows that there are no revenues and current liabilities exceed current assets by $3,460 at December 31, 2000. The future of the Company is dependent upon its ability to identify a prospective target business and raise capital it will require through the issuance of equity securities, borrowings or a combination thereof. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133) " Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The Company does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

New Accounting Pronouncements
-----------------------------

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

NOTE 2 - DEVELOPMENT COSTS

In accordance with generally accepted accounting principles, the Company will expense development costs as incurred.

NOTE 3 - COMMON STOCK

On February 27, 2000, the Company issued 5,000,000 shares of common stock to an officer and a related party. There was no public offering of any securities. The above referenced shares were issued in repayment of expenses of $4,000 and cash of $1,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, a securities offering transaction exemption not requiring registration. The Company has not authorized any preferred stock, convertible stock, warrants or options as of December 31, 2000.

NOTE 4 - RELATED PARTY

On February 27, 2000, 4,750,000 common stock was issued to an affiliated company in consideration of organization and professional costs. A director of the Company owns controlling interest in the issued and outstanding stock of the affiliated company.

Legal counsel to the Company is a firm owned by a director of the Company.

NOTE 5 - SUBSEQUENT EVENT

On April 25, 2001, 100% of the Company's outstanding common stock was acquired by z.Kid Network Co. Z.Kid Network Co. will be the surviving corporation and the Company will be the disappearing corporation.

                        Z. KID NETWORK CO. AND SUBSIDIARY

                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

                      WITH INDEPENDENT ACCOUNTANTS' REPORT

                           DECEMBER 31, 2000 AND 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

INDEPENDENT ACCOUNTANTS' REPORT            ...........................    F-1

PRO FORMA FINANCIAL STATEMENTS
  FOR THE YEAR ENDED DECEMBER 31, 2000
    Consolidated Balance Sheet             ...........................    F-2
    Consolidated Statement of Operations   ...........................    F-3
    Consolidated Statement of Cash Flows   ...........................    F-4

PRO FORMA FINANCIAL STATEMENTS
  FOR THE YEAR ENDED DECEMBER 31, 1999
    Consolidated Balance Sheet             ...........................    F-5
    Consolidated Statement of Operations   ...........................    F-6
    Consolidated Statement of Cash Flows   ...........................    F-7

NOTES TO PRO FORMA CONSOLIDATED FINANCIAL
  STATEMENTS                               ........................... F-8 - F-9

                            DIROCCO & DOMBROW, P.A.
                      3601 WEST COMMERCIAL BLVD., SUITE #39
                            FORT LAUDERDALE, FL 33309
                                 (954) 731-8181
                               FAX (954) 739-1054


                         Independent Accountants' Report
                         -------------------------------

To the Board of Directors
z.Kid Network Co. and Subsidiary
Greenacres, WA

We have reviewed the pro forma adjustments that reflect the proposed acquisition of Quadric Acquisition Corporation by z.Kid Network Co. and Subsidiary as described in Note 1 to the pro forma consolidated financial statements and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated balance sheets of z.Kid Network Co. and Subsidiary as of December 31, 2000 and 1999 and the pro forma consolidated statements of operations and cash flows the years then ended. The historical financial statements are derived from the financial statements of z.Kid Network Co. and Quadric Acquisition Corporation, which we audited, which financial statements appear elsewhere herein. Such pro forma adjustments are based on management's assumptions as described in Note 1. Our review was made in accordance with statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.

The objective of this pro forma information is to show what the significant effects on the historical financial information might have been had the proposed acquisition occurred at an earlier date. However, the pro forma consolidated statements are not necessarily indicative of the results of operations or related effects on financial position that would have been attained had the above-mentioned proposed acquisition actually occurred earlier.

Based on our review, we are not aware of any material modification that should be made to the pro forma consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.



April 27, 2001


                        Z.KID NETWORK CO. AND SUBSIDIARY
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000



                                                    Z.KID
                                                   NETWORK
                                                     CO.      QUADRIC
                                                     and    ACQUISITION
                                                SUBSIDIARY   CORPORATION    ADJUSTMENTS    PRO FORMA
                                                ----------  ------------    -----------    ---------
                  ASSETS

Current Assets
  Cash                                          $   2,366    $      40                     $   2,406
                                                ---------    ---------                     ---------

         Total Current Assets                       2,366           40                         2,406
                                                ---------    ---------                     ---------


Furniture and Equipment                            31,585         --                          31,585
                                                ---------    ---------                     ---------

Other Assets
  Costs in excess of net assets                                              $ 250,000
    acquired                                         --           --           (33,332)      216,668
  Software development costs                      185,531         --                         185,531
  Deposits                                          1,265         --                           1,265
                                                ---------    ---------                     ---------

          Total Other Assets                      186,796         --                         403,464
                                                ---------    ---------                     ---------


          Total Assets                          $ 220,747    $      40                     $ 437,455
                                                =========    =========                     =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities      $  73,109    $   3,500                     $  76,609
  Due to stockholder                              605,695         --                         605,695
                                                             ---------                     ---------

          Total Current Liabilities               678,804        3,500                       682,304
                                                ---------    ---------                     ---------


Stockholders' Deficit
  Preferred stock                                   1,000         --                           1,000
  Common stock                                      1,685        5,000       (4,500)           2,185
  Additional paid-in capital                      336,035          750      254,500          591,285
  Accumulated Deficit                             (96,777)      (9,210)     (33,332)        (839,319)
                                                ---------    ---------    ---------        ---------
          Total Stockholders' Deficit            (458,057)      (3,460)        --           (244,849)
                                                ---------    ---------    ---------        ---------

          Total Liabilities and Stockholders'
           Deficit                              $ 220,747    $      40    $    --          $ 437,455
                                                =========    =========    =========        =========




            See Notes to Pro Forma Consolidated Financial Statements



                        Z.KID NETWORK CO. AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                        Z.KID
                                                       NETWORK
                                                         CO.         QUADRIC
                                                         and       ACQUISITION
                                                    SUBSIDIARY      CORPORATION    ADJUSTMENTS    PRO FORMA
                                                    -----------    ------------    -----------    -----------

Revenues                                            $      --      $      --                      $      --
                                                    -----------    -----------                    -----------

Expenses
  Selling, general and administrative                   358,442          8,210     $    16,666        383,318
  Legal and audit expense                                26,732          1,000          27,732
  Depreciation                                           14,298           --            14,298
                                                    -----------    -----------     -----------    -----------
        Total Expenses                                  399,472          9,210     $    16,666        425,348
                                                    -----------    -----------     -----------    -----------

Net loss                                            $  (399,472)   $    (9,210)                   $  (425,348)
                                                    ===========    ===========                    ===========

Earnings (loss) per common share                    $    (0.107)   $    (0.002)                   $    (0.113)
                                                    ===========    ===========                    ===========

Weighted average number of shares
     outstanding                                      3,750,284      5,000,000                      3,750,284
                                                    ===========    ===========                    ===========



            See Notes to Pro Forma Consolidated Financial Statements

                        Z.KID NETWORK CO. AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

Cash flows from operating activities:
 Net loss                                                 $(425,348)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Issuance of stock for services                             4,000
   Depreciation and amortization expense                     30,964
   Increase in deposits                                      (1,265)
   Increase in accounts payable and accrued liabilities      56,741
                                                          ---------
Net cash used in operating activities                      (334,908)
                                                          ---------

Cash flows from  investing activities:
 Payments for software development
  costs                                                    (185,531)
 Purchase of furniture and equipment                        (16,893)
                                                          ---------
Net cash used in investing activities                      (202,424)
                                                          ---------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock                                                      48,498
 Contributed capital                                            750
 Advances from stockholder loans                            480,285
                                                          ---------
Net cash provided by financing activities                   530,533
                                                          ---------

Net increase (decrease) in cash                              (6,799)

Cash at beginning of year                                     9,205
                                                          ---------

Cash at end of year                                       $   2,406
                                                          =========


            See Notes to Pro forma Consolidated Financial Statements


                        Z.KID NETWORK CO. AND SUBSIDIARY
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                                    Z.KID
                                                   NETWORK
                                                     CO.       QUADRIC
                                                     and     ACQUISITION
                                                 SUBSIDIARY  CORPORATION   ADJUSTMENTS  PRO FORMA
                                                 ----------  -----------   -----------  ---------
                  ASSETS

Current Assets
  Cash                                            $   9,205   $    --                   $   9,205
                                                  ---------   ---------                 ---------
         Total Current Assets                         9,205        --                       9,205
                                                  ---------   ---------                 ---------

Furniture and Equipment                              28,990        --                      28,990
                                                  ---------   ---------                 ---------

Other Assets
  Cost in excess of net assets                                              $ 250,000
    acquired                                           --          --          16,666     233,334
  Software development costs                           --          --                        --
  Deposits                                             --          --                        --
                                                  ---------   ---------                 ---------
          Total Other Assets                         38,195        --                     233,334
                                                  ---------   ---------                 ---------

          Total Assets                            $  38,195   $    --                   $ 271,529
                                                  =========   =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities        $  19,868   $    --                   $  19,868
  Due to stockholder                                125,410        --                     125,410
                                                  ---------   ---------                 ---------
          Total Current Liabilities                 145,278        --                     145,278
                                                  ---------   ---------                 ---------

Stockholders' Equity (Deficit)
  Preferred stock                                     1,000        --                       1,000
  Common stock                                        1,517        --             500       2,017
  Additional paid-in capital                        656,945        --         249,500     906,445
  Accumulated Deficit                              (766,545)       --         (16,666)   (783,211)
                                                  ---------   ---------     ---------   ---------
          Total  Stockholders' Equity (Deficit)    (107,083)       --            --       126,251
                                                  ---------   ---------     ---------   ---------
          Total Liabilities and Stockholders'
            Equity (Deficit)                      $  38,195   $    --       $    --     $ 271,529
                                                  =========   =========     =========   =========




            See Notes to Pro Forma Consolidated Financial Statements


                        Z.KID NETWORK CO. AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                           Z.KID
                                          NETWORK
                                            CO.       QUADRIC
                                            and     ACQUISITION
                                        SUBSIDIARY  CORPORATION   ADJUSTMENTS  PRO FORMA
                                        ----------  -----------   -----------  ---------
Revenues                                 $    --     $    --                   $    --
                                         ---------   ---------                 ---------

Expenses
  Selling, general and administrative       92,433        --       $  16,666     109,099
  Depreciation                               2,769        --                       2,769
  Equity in net loss of subsidiary            --          --                        --
                                         ---------   ---------                 ---------
        Total Expenses                      95,202        --                     111,868
                                         ---------   ---------                 ---------

Other Expense
   Interest                                    832        --                         832
                                         ---------   ---------                 ---------
       Total Other Expense                     832        --                         832
                                         ---------   ---------                 ---------

Net loss                                 $ (96,034)  $   (--)                  $(112,700)
                                         =========   =========                 =========

Earnings (loss) per common share         $  (0.549)  $   (--)                  $  (0.648)
                                         =========   =========                 =========

Weighted average number of shares
     outstanding                           174,786        --                     174,786
                                         =========   =========                 =========




            See Notes to Pro Forma Consolidated Financial Statements

                                Z.KID NETWORK CO.
                 PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

Cash flows from operating activities:
  Net loss                                                 $(112,700)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization  expense                    19,435
    Decrease in organizational costs                             450
    Increase in accounts payable and accrued liabilities      15,731
                                                           ---------
Net cash used in operating activities                        (77,084)
                                                           ---------

Cash flows from investing activities:
    Purchase of furniture and equipment                      (31,759)
                                                           ---------
Net cash used in investing activities                        (31,759)
                                                           ---------
Cash flows from financing activities:
    Proceeds from issuance of common
     stock                                                         3
    Advances from stockholder loans                          118,010
                                                           ---------
Net cash provided by financing activities                    118,013
                                                           ---------

Net increase in cash                                           9,170

Cash at beginning of year                                         35
                                                           ---------

Cash at end of year                                        $   9,205
                                                           =========





            See Notes to Pro forma Consolidated Financial Statements
                        z.KID NETWORK CO. AND SUBSIDIARY
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT PROFORMA ASSUMPTIONS

On April 25, 2001, the Company acquired all of the issued and outstanding shares of the common stock of Quadric Acquisition Corporation in exchange for 5,000,000 shares of its restricted common stock valued at $250,000.

The acquisition will be accounted for as a purchase, with the assets and liabilities recorded at fair value, and the results of the Quadric Acquisition Corporation's operations included in the Company's consolidated financial statements. All significant intercompany transactions have been eliminated.

The accompanying consolidated financial statements illustrate the effect of the acquisition ("Pro Forma") on the Company's financial position and results of operations. The consolidated balance sheets as of December 31, 2000 and 1999 are based on the historical balance sheets of the Company and Quadric Acquisition Corporation as of these dates and assumes the acquisition took place on these dates. The consolidated statement of operations for the years ended December 31, 2000 and 1999 are based on the historical statements of operations of the Company and Quadric Acquisition Corporation for those years. The pro forma consolidated statements of operations assume the acquisition took place prior to December 31, 2000.

The pro forma consolidated financial statements as of December 31, 2000 and 1999 and for the years then ended includes the pro forma acquisition of E.Kid Network.com, Inc. on January 23, 2001 in exchange for 15,000,000 shares of the Company's restricted common stock and 1,000,000 shares of the Company's restricted Series A preferred stock. Additionally, 9,000,000 shares of the
Company's common stock as of January 23, 2001, owned by the majority shareholder, were cancelled in accordance with the capitalization requirement of this business combination.

The pro forma consolidated financial statements may not be indicative of the actual results of the acquisition. In particular, the pro forma consolidated financial statements are based on management's current estimate of the allocation of the purchase price, the actual allocation of which may differ.

The accompanying pro forma consolidated financial statements should be read in connection with the historical financial statements of the Company and Quadric Acquisition Corporation.

A recapitalization of the stockholders' equity of the Company has not been presented as the acquisition of Quadric Acquisition Corporation (Quadric) is not a reverse acquisition and Quadric, had an immaterial amount of net monetary assets at the time of acquisition. The Company was the acquirer of Quadric and the stockholders of the Company maintained majority stock ownership subsequent to the acquisition transaction.

                        z.KID NETWORK CO. AND SUBSIDIARY
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The pro forma consolidated financial statements has been prepared on the basis of the generally accepted accounting principles which are the same as those used to prepare the historical financial statements for the years ended December 31, 2000 and 1999.

NOTE 3 - PROFORMA ADJUSTMENTS

The pro forma adjustments to the condensed consolidated balance sheet are, as follows:

              (1) To reflect the acquisition of Quadric Acquisition Corporation and the allocation of the purchase price on the basis of the fair values of the assets acquired and liabilities assumed. The components of the purchase price and its allocation to the assets and liabilities of Quadric Acquisition Corporation are, as follows:

     Components of purchase price:

            Common Stock of the Company                            $250,000
                                                                   --------
                       Total purchase price                        $250,000

     Allocation of purchase price:
            Stockholders' equity Quadric Acquisition Corporation          0
                                                                   --------

     Cost in excess of net assets acquired                         $250,000
                                                                   ========

The pro forma adjustments to the condensed consolidated statements of income are, as follows:

                                              Year Ended         Year Ended
                                          December 31, 2000  December  31, 1999
                                          -----------------  ------------------

   (2) Adjustments to general and
       Administrative expense:

       Amortization of excess cost over
           Fair value of the net assets
             Acquired                          $ 16,666          $ 16,666