Form 10QSB
period 2001-03-31
ZKID NETWORK CO
filed 2001-05-30
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
                                 For the quarterly period ending March 31, 2001


[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
                                   For the transition period from      to
                                                                  ----    ----

Commission file number       0-29981
                       --------------------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       91-2072623
-------------------------------             ------------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                 60610
--------------------------------------------   --------------------------------
(Address of principal executive offices)                (Zip Code)



Issuer's telephone number,(   312     )     654       -         0733
                           -----------  -------------   ----------------------

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes X   No
                                                                 ---   ---

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 21,857,034
                                                  ----------

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No x
             ---    ---






                              ZKID NETWORK COMPANY
                                   FORM 10-QSB

                          PART I-FINANCIAL INFORMATION

Item 1.           Financial Statements.  (Unaudited)

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Quadric Acquisition Corporation
Green Acres, WA

We have reviewed the accompanying condensed balance sheet of Quadric Acquisition Corporation as of March 31, 2001 and the related condensed statements of operations and cash flows for the three months ended March 31, 2001 and for the period from February 24, 2000 (inception) to March 31, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These condensed financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modification that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the condensed financial statements, the Company has no operations and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 25, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




/s/ DiRocco & Dombrow, P.A.
May 24, 2001

Fort Lauderdale, Florida


                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET


                                     ASSETS


                                                               March 31,     December 31,
                                                                  2001           2000
                                                              -----------    -----------
                                                              (Unaudited)     (Audited)

Current Assets                                                $        17    $        40
                                                              -----------    -----------
  Cash


     Total Assets                                             $        17    $        40
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                            $     3,500    $     3,500
                                                              -----------    -----------

     Total Current Liabilities                                      3,500          3,500
                                                              -----------    -----------

Commitments and Contingencies

Stockholders' Deficit
  Common stock, $0.001 par value,
    25,000,000 shares authorized, 5,000,000
    shares issued and outstanding, respectively                     5,000          5,000
  Paid in capital                                                   1,813            750
  Accumulated deficit during development stage                    (10,296)        (9,210)
                                                              -----------    -----------

     Total Stockholders' Deficit                                   (3,483)        (3,460)
                                                              -----------    -----------

     Total Liabilities and Stockholders' Deficit              $        17    $        40
                                                              ===========    ===========



 See accompanying summary of notes to unaudited condensed financial statements

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS


                                                             For the
                                                           period from
                                                          February 24,
                                             For the           2000
                                          three months     (inception)
                                              ended            to
                                            March 31,       March 31,
                                               2001            2001
                                          ------------    ------------


Revenues                                  $       --      $       --
                                          ------------    ------------


Expenses
  Organization expenses                           --               250
  Legal expenses                                  --             1,000
  Administrative expenses                        1,086           8,084
  Professional fees                               --               962
                                          ------------    ------------
     Total Expenses                              1,086          10,296
                                          ------------    ------------


Net Loss                                  $     (1,086)   $    (10,296)
                                          ============    ============


Net Loss Per Common Share                 $     (0.000)   $     (0.002)
                                          ============    ============

Weighted Average Shares of Common Stock
  Outstanding                                5,000,000       5,000,000
                                          ============    ============







  See accompanying summary of notes to unaudited condensed financial statements

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW


                                                                      For the
                                                                    period from
                                                                   February 24,
                                                      For the           2000
                                                   three months     (inception)
                                                      ended             to
                                                     March 31,       March 31,
                                                        2001            2001
                                                   ------------    ------------

Cash Flows From Operating Activities
  Net loss                                         $     (1,086)   $    (10,296)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issuance of stock for services and expenses          --             4,000
      Increase in accounts payable                         --             3,500
                                                   ------------    ------------
          Net Cash Used In Operating
            Activities                                   (1,086)         (2,796)
                                                   ------------    ------------

Cash Flows From Financing Activities
   Issuance of stock for cash                              --             1,000
   Contributed Capital                                    1,063           1,813
                                                   ------------    ------------
          Net Cash Provided by Financing
            Activities                                    1,063           2,813
                                                   ------------    ------------

            Net Increase in Cash                            (23)             17

Cash, Beginning of Year                                      40            --
                                                   ------------    ------------

Cash, End of Year                                  $         17    $         17
                                                   ============    ============



Supplemental Disclosure of Cash Flow Information
  Interest paid                                    $       --      $       --
                                                   ============    ============
  Income taxes paid                                $       --      $       --
                                                   ============    ============

  See accompanying summary of notes to unaudited condensed financial statements

                         QUADRIC ACQUISITION CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of Quadric Acquisition Corporation (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of the results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2000.

2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the convertible notes payable and stock options.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These financial statements show that there are no revenues and current liabilities exceed current assets by $3,483 and $3,460 at March 31, 2001 and December 31, 2000, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise capital it will require through the issuance of equity securities, borrowings or a combination thereof. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

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

         We believe that we have sufficient capital to sustain our operations at the current level for the next twelve months. However, we are seeking additional capital in order to accelerate our growth. Our efforts to finance the Company and its operations may result in the issuance of equity and debt instruments. This and other financing activity may result in the dilution of shareholder equity. If rapid growth were to occur, we would need to purchase additional hardware and hire customer support personnel.


                            PART II-OTHER INFORMATION


Item 1.           Legal Proceedings.

         The Company is not a party to any pending or threatened legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds

         During the first quarter of 2001, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended.

         On January 23, 2001, the Company issued 15,000,000 common shares to Jon
A. Darmstadter in exchange for all of the issued and outstanding common stock of E.Kid Network.com, Inc. On March 26, 2001, the Company issued 1,000,000 Series A Preferred shares to Mr. Darmstadter as additional consideration for the Z.Kid Network.com, Inc. acquisition. The shares were issued in a private transaction not involving a public offering pursuant to Section 4(2) of the Act.

         On April 25, 2001, the Company issued 4,750,000 common shares to Donald Weisberg and 250,000 common shares to Gregory Wilson, in exchange for all of the issued and outstanding capital stock of Quadric Acquisition Corporation pursuant to the business combination agreement. The shares were issued in a private transaction not involving a public offering pursuant to Section 4(2) of the Act.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year covered by this report.

Item 5.           Other Information

                  Manner of Presentation.
                  ----------------------

         This Form 10-QSB includes the financial statements for Quadric Acquisition Corporation for the first quarter of 2001. Quadric was inactive during the first quarter of 2001. Zkid did not become a reporting company until it succeeded to Quadric's reporting obligations on April 25, 2001. This report presents the Pro Forma quarterly financial statements for both Quadric and Zkid for the first quarter of 2001 which management believes presents more meaningful corporate and financial information for its shareholders (See Exhibit 6.0).

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit Number                              Description

         *(2.0)                Business Combination Agreement
         *(2.1)                Plan of Merger
         *(2.2)                Articles of Merger
         *(3.1)                Articles of Incorporation of East Coeur d'Alene
                               Silver Mines, Inc.
         *(3.2)                Certificate of Amendment of Articles of
                               Incorporation of East Coeur d'Alene Silver Mines,
                               Inc.
         *(3.3)                Certificate of Designation Zkid Network Company
         *(3.4)                By-Laws of ZKid Network Company
          (6.0)                z.Kid  Network  Company  and Subsidiary Condensed
                               Pro Forma Financial Statements
         *(21)                 List of Subsidiaries
         ---------------
         * Previously filed

---------------
*Previously filed on Form 8-K on May 9, 2001.

         (b) Reports on Form 8-K.

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

Dated: May 29, 2001


ZKID NETWORK COMPANY


/s/ Donald Weisberg
-------------------
By: Donald Weisberg
Title: President