Form 10QSB
period 2001-06-30
ZKID NETWORK CO
filed 2001-08-20
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ending June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the transition period from _____ to _____

Commission file number       0-29981
                       -------------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                        91-2072623
-------------------------------              -----------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                  60610
------------------------------------------      --------------------------------
 (Address of principal executive offices)                (Zip Code)



Issuer's telephone number,(    312     )     654       -          0733
                           ------------  -------------   -----------------------


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

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 36,857,034
                                                 ------------

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


                          PART I-FINANCIAL INFORMATION

Item 1.           Financial Statements.  (Unaudited)


                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Zkid Network Company and Subsidiary
(f/k/a Quadric Acquisition Corporation)
Chicago, IL

We have reviewed the accompanying condensed consolidated balance sheet of Zkid Network Company (f/k/a Quadric Acquisition Corporation) and Subsidiary (a Development Stage Company) as of June 30, 2001 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and for the period from August 25, 2000 (inception) to June 30, 2001and the condensed consolidated statement of cash flow for the six months ended June 30, 2001 and 2000 and for the period from August 25, 2000 (inception) to June 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modification that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the condensed consolidated financial statements, the Company has no operations and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Quadric Acquisitions Corporation, East Coeur D'Alene Silver Mines, Inc. and E.Kid Network.Com, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our reports dated April 25, 2001, January 12, 2001 and January 12, 2001, respectively, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ DiRocco & Dombrow, P.A.
August 14, 2001
Fort Lauderdale, Florida


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                     (f/k/a QUADRIC ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                June 30,      December 31,
                                                                   2001            2000
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
Current Assets
  Cash                                                        $     20,157    $      2,406
                                                              ------------    ------------
          Total Current Assets                                      20,157           2,406
                                                              ------------    ------------

Furniture and Equipment                                             35,523          31,585
                                                              ------------    ------------

Other Assets
  Cost in excess of net assets                                     208,336         216,668
  Software development costs                                       166,977         185,531
  Deposits                                                           1,265           1,265
                                                              ------------    ------------
          Total Other Assets                                       376,578         403,464
                                                              ------------    ------------
          Total Assets                                        $    432,258    $    437,455
                                                              ============    ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                               $    190,000    $       --
  Accounts payable and accrued expenses                             87,352          76,609
  Due to stockholder                                               663,732         605,695
                                                              ------------    ------------
          Total Current Liabilities                                941,084         682,304
                                                              ------------    ------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 1,000,000 issued and
    outstanding, respectively                                        1,000           1,000
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 21,857,034 issued and
    outstanding, respectively                                        2,185           2,185
  Additional paid in capital                                       592,348         591,285
  Accumulated deficit during development stage                    (756,452)       (491,412)
  Deficit                                                         (347,907)       (347,907)
                                                              ------------    ------------
          Total Stockholders' Deficit                             (508,826)       (244,849)
                                                              ------------    ------------

          Total Liabilities and Stockholders' Deficit         $    432,258    $    437,455
                                                              ============    ============


See accompanying summary of notes to unaudited condensed consolidated financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                     (f/k/a QUADRIC ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   For the
                                                                                                   period
                                                                                                    from
                                  For the three months ended       For the six months ended       August 25,
                                 ----------------------------    ----------------------------      1999 to
                                   June 30,        June 30,        June 30,        June 30,        June 30,
                                      2001            2000            2001            2000            2001
                                 ------------    ------------    ------------    ------------    ------------

Expenses
Selling, general
  and administrative             $    100,432    $    162,203    $    231,642    $    217,021    $    672,653
Depreciation and
  amortization                         16,699           2,983          33,398           7,149          83,799
                                 ------------    ------------    ------------    ------------    ------------
        Total Expenses                117,131         165,186         265,040         224,170         756,452
                                 ------------    ------------    ------------    ------------    ------------

        Net Loss                 $   (117,131)   $   (165,186)   $   (265,040)   $   (224,170)   $   (756,452)
                                 ============    ============    ============    ============    ============


 Basic loss per share            $     (0.005)   $     (0.015)   $     (0.012)   $     (0.020)   $     (0.035)
                                 ============    ============    ============    ============    ============

Weighted average common shares     21,857,034      11,174,786      21,857,034      11,174,786      21,857,034
                                 ============    ============    ============    ============    ============




See accompanying summary of notes to unaudited condensed consolidated financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                     (f/k/a QUADRIC ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the
                                                                           period
                                                                            from
                                             For the six months ended    August 25,
                                             ------------------------     1999 to
                                              June 30,      June 30,      June 30,
                                                2001          2000          2001
                                             ----------    ----------    ----------
Cash flows from operating activities:
  Net loss                                   $ (265,040)   $ (224,170)   $ (756,452)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                33,398         7,149        83,799
    Increase in deposits                           --            --          (1,265)
    Increase in accounts payable                 10,743            91        83,910
                                             ----------    ----------    ----------
Net cash used in operating activities          (220,899)     (216,930)     (590,008)
                                             ----------    ----------    ----------

Cash flow from investing activities:
    Software development costs                     --            --        (185,531)
    Purchase of furniture and equipment         (10,450)       (1,510)      (59,102)
                                             ----------    ----------    ----------
Net cash used in investing activities           (10,450)       (1,510)     (244,633)
                                             ----------    ----------    ----------

Cash flows from financing activities:
    Proceeds from issuance of common
      stock                                        --            --               3
    Additional capital                            1,063          --           1,063
    Proceeds from notes payable                 190,000          --         190,000
   Advances from stockholder loans               58,037       210,144       663,732
                                             ----------    ----------    ----------
Net cash provided by financing activities       249,100       210,144       854,798
                                             ----------    ----------    ----------

Net increase (decrease) in cash                  17,751        (8,296)       20,157

Cash at beginning of year                         2,406         9,205          --
                                             ----------    ----------    ----------

Cash at end of year                          $   20,157    $      909    $   20,157
                                             ==========    ==========    ==========



See accompanying summary of notes to unaudited condensed consolidated financial statements.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                     (f/k/a QUADRIC ACQUISITION CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Zkid Network Company and Subsidiary (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of its consolidated operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001. Interim results are not necessarily indicative of the consolidated results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the convertible notes payable and stock options.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These consolidated financial statements show that there are no revenues and current liabilities exceed current assets by $920,927 and $679,898 at June 30, 2001 and December 31, 2000, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

The consolidated balance sheet as of December 31, 2000 reflects the consolidation of the Company's suFbsidiary and the acquisition of Quadric Acquisition Corporation as stated below.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                     (f/k/a QUADRIC ACQUISITION CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Consolidation, Continued

On January 24, 2001, the Company f/k/a East Coeur D'Alene Silver Mines, Inc. changed its name to Zkid Network Company On January 23, 2001, the Company acquired all of the issued and outstanding common shares of E.Kidnetwork.com, Inc. in exchange for 15,000,000 shares, net of its restricted common stock and 1,000,000 shares of its restricted Series A preferred stock valued at $750,000. The acquisition was accounted for as a consolidation of a wholly owned subsidiary, with the assets and liabilities recorded at historical costs, and the results of the subsidiary's operations included in the Company's consolidated financial statements.

On January 23, 2001, 9,000,000 shares of the Company's common stock, owned by a majority shareholder, were cancelled in accordance with the capitalization requirement of this business combination.

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


5. Statement of Cash Flows

The supplemental disclosure of cash flow information for the six months ended June 30, 2001 is, as follows:

         On April 25, 2001 the Company acquired 100% of the outstanding common stock of Quadric Acquisition Corporation valued at $250,000 by issuing 5,000,000 shares of its restricted common stock at $.05 per share.


6. Cost In Excess Of Net Asset

The excess of investments in the consolidated subsidiary over the net asset value at acquisition is amortized over a fifteen-year period. The Company's policy is to evaluate its intangible assets based upon an evaluation of such factors as the occurrence of a significant adverse event of change in the environment in which the business operates, or if the expected future net cash flows would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made.

7. Notes Payable

The Company is indebted to an individual in the amount of $90,000 as of June 30, 2001. There are no formal repayment terms and the note is not collateralized.

As of June 30, 2001, the Company is indebted in the amount of $100,000 to eight individuals under an agreement that provides for the conversion of the notes into 10,000,000 shares of the Company's common stock.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                     (f/k/a QUADRIC ACQUISITION CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8. Subsequent Events

On July 25, 2001, Z.KidNetwork.com, Inc. (a Delaware Corporation), the Company's wholly owned subsidiary, was merged into and with Zkid Network Company. The shares owned by the Company were cancelled due to the merger. All corporate obligations of the merged subsidiary have become the obligations of the Company.

The eight convertible promissory notes have been authorized for conversion into 10,000,000 common shares. These cFonversions were exempt securities transactions under Section 3(a)(9) of the Securities Act of 1933, as amended.

Additionally, $400,000 of principal and interest due to a stockholder was converted into 5,000,000 shares of the Company's common stock.

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

Item 2.           Changes in Securities and Use of Proceeds

         During the second quarter of 2001, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended.

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

Item 5.           Other Information

         On July 25, 2001, the Company merged its wholly owned Delaware corporate subsidiary, Z.KidNetwork.com, Inc. into and with Zkid Network Company
(Zkid). In connection with this merger, Zkid agreed to assume all outstanding corporate obligations of the subsidiary. These obligations included a promissory note payable to Jon A. Darmstadter in the amount of $697,585 and a promissory note payable to Donald Weisberg in the amount of $90,000. There are were eight convertible promissory notes totaling $100,000. Mr. Darmstadter has converted $400,000 of the principal and interest on his note into 5,000,000 common shares. The unpaid balance of the note is 297,585. The eight convertible promissory notes have been authorized for a collective conversion into 10,000,000 common shares. These conversions were exempt securities transactions under Section 3(a)(9) of the Securities Act of 1933, as amended. These conversion transactions bring the total issued and outstanding common stock to 36,857,034 shares.

         On July 25, 2001, Mr. Darmstadter was named Chief Executive Officer of Zkid Network Company.

         As August 7, 2001 and as a result of the above debt conversions, the security ownership of management has changed as set forth below in Table 1.

(a)      Security Ownership of Management.

Table 1.

     (1)                     (2)                     (3)                 (4)
Title of Class         Name and Address        Amount and Nature      Percent of
                                                                      Class

Jon A. Darmstadter     445 W. Erie St.     *25,000,000 Common Stock      67.8%
Donald Weisberg        445 W. Erie St.       4,750,000 Common Stock      12.9%

* Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place. The preferred shares have thirty (30) votes per share.


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

-------------
*Previously filed on Form 8-K on May 9, 2001.

         (b) Reports on Form 8-K.

         There was one report on Form 8-K filed by the Company during the quarter ending June 30, 2001. The report was dated January 3, 2001 and reported on Item 4 regarding a change in the Company's certifying public accountant.

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

Dated: August 14, 2001


ZKID NETWORK COMPANY


/s/ Donald Weisberg
-------------------------
By: Donald Weisberg
Title: President