Form 10KSB/A
period 2000-12-31
ZKID NETWORK CO
filed 2001-11-29
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)
[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                                 For the fiscal year ended December 31, 2000.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the transition period from ______ to ______ Commission file number ________________________


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Nevada                                       91-2027724
----------------------------------            ----------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)



445 West Erie St., Suite 106B, Chicago, IL                    60610
-------------------------------------------             ----------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number, (   312   )     654     -     0733
                            ---------  -----------   -------------

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

                              ZKID NETWORK COMPANY
                                   FORM 10-KSB
                                December 31, 2000


                                                                            Page

PART I........................................................................1

ITEM 1.  Business.............................................................1
ITEM 2.  Properties...........................................................4
ITEM 3.  Legal Proceedings....................................................4
ITEM 4.  Submission of Matters to vote of Security Holders....................4

PART II.......................................................................5

ITEM 5.  Market for Common Equity and Related Stockholder Matters.............5
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................6
ITEM 7.  Financial Statements.................................................7
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure.............................................8

PART III......................................................................8

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act.........8
ITEM 10.  Executive Compensation.............................................10
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....10
ITEM 12.  Certain Relationships and Related Transactions.....................11

PART IV......................................................................12

ITEM 13.  Exhibits and Reports on Form 8-K...................................12
SIGNATURES...................................................................13
EXHIBIT INDEX................................................................

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

         (b) Manner of Presentation. This Annual Report will be presented in a manner focusing on the business of Zkid Network Company and looking back as though the Company had been a reporting issuer during 2000. The Company's predecessor, Quadric Acquisition Corporation, was a reporting issuer during 2000 without any operating revenues, assets or liabilities and was classified a "blank check" reporting issuer. When Zkid acquired Quadric on April 25, 2001, it became the successor issuer to Quadric's reporting obligations. Although Quadric Acquisition Corporation is the legal acquiror, Zkid is the accounting acquiror and therefore, the historical financial statements included in this filing are those of Zkid, the accounting acquiror.

         (c) Our Corporate History. Quadric Acquisition Corporation was incorporated on February 24, 2000. The Company filed a Form 10-SB Registration Statement which became effective on May 16, 2000. Quadric was operationally inactive during 2000. On April 25, 2001, Quadric was acquired by Zkid Network Company. Zkid Network Company was originally incorporated in the State of Idaho on October 16, 1961 as East Coeur d'Alene Silver Mines, Inc. East Coeur d'Alene Silver Mines changed its corporate domicile from Idaho to Nevada by reincorporating in Nevada on August 28, 2000 and merging the Idaho corporation into the new Nevada corporation of the same name. On January 23, 2001, East Coeur d'Alene Silver Mines acquired all of the issued and outstanding stock of eKid Network.com, Inc., a Delaware corporation. On January 24, 2001, East Coeur d'Alene Silver Mines changed its name to zKid Network Company.

         (d) Business of the Issuer. Zkid Network Company is a media content company for children. Zkid has developed proprietary software, creating a completely animated and safe internet environment for children ages 4-12. This software program is called KidsKeep, "The Home of the Safe Internet for Children."

         The Zkid network is a "Virtual Private Network" (VPN) specifically designed for children and their needs. This network uses a user-interface based VPN concept, rather than a network protocol based VPN. The KidsKeep Client Software is the end-user client to this interface-based VPN technology. The Zkid network provides the following network services: Intranet, Safe Chat, Intranet Safe-Email with Parental Gateway, Intranet Content (videos, cartoons and games written and produced by Zkid Network, and access to the Internet web content though Safesurf Gateway. The KidsKeep Client Software provides graphically assisted interface to the Zkid Network VPN using animated characters. Underlying the program functionality implements the interfaced-based VPN concept, proprietary animation engine (zASE), Safe-Chat Client Interface, Safe Email Client Interface and SafeSurf Client Interface. The words zKid Network and KidsKeep is trademarked. We intend to trademark the following animated shell characters: Chester the Chimpanzee, Harley the Hippo, Timmy the Toucan, Lilly (female child chimpanzee), Hector (male child chimpanzee), Pete the Pelican, and Jean the Giraffe. We intend to trademark the following animated cartoon characters: Scrap the Cat, Betty the Boomerang, Weevil the Kneevil, Howard Cosnail, Zed, Bill, Ragnar the Runt, Captain Sonic and Leo the Computer. We intend to trademark the following cartoons: Ragnar the Runt, Weevil the Kneevil, Cyborg 6, Betty Boomerang, Scrap the Cat and Zed & Billy. We intend to copyright or patent the following software: KidsKeep Client Software, zASE (proprietary animation engine), zASE Utilities (facilitates the development of zASE content) and SafeSite Crawler. The following technology is considered trade secret:
Interface based Virtual Private Network, SafeSurf System and SafeSite System. The Zkid Network and KidsKeep client software, including animations and prototype content have been in development for approximately two years. As we complete our system beta testing and production preparation we intend to file documents relating to trademarks, copyrights and patents. Our website address is www.zkidnetwork.com. The website is operational.

         The Zkid Network is a safe, monitored, animated virtual playground where kids can enter the vast world of the internet on their own with the same safety and guidance their parents would provide by standing over their shoulder.

         What we've been able to accomplish and what we are most proud of in creating the Zkid Network is a virtual neighborhood that not only meets the needs and satisfies the curiosity of our kids who want to explore the internet, but we have also created a safe haven for those children where their parents can rest assured that the content accessed during the child's internet experience is both safe and protected from outside, undesirable influences. Parents can be confident that while in our network, their children are going to be in a safe place, where they learn and entertain themselves with material that is deemed appropriate by their parents. In addition to the children accessing the services of our network, parents can also navigate the network at any time to insure that we are representing their best interests.

         The Zkid network is a children's community based wide area network, utilizing advanced server technology, with a fully integrated and animated client application that provides kid-safe connectivity to the Internet. It is a safe virtual playground for our children, something that has been missing from the Internet community until now.

         The Zkid Network is a user interfaced based Virtual Private Network. This network is comprised of the VPN and KidsKeep Client software. The Zkid network provides the following network services: Intranet Safe-Chat, Intranet Safe Email with Parental Gateway, Intranet content (videos, online books, cartoons, and games, access to the Internet web content through SafeSurf Gateway.

         The Zkid Network does not filter websites as they are accessed. Our system employs two technologies, the SafeSite system and the SafeSurf system. We consider these two systems trade secrets. Sites are made available as they are verified as appropriate for children. This site selection is based solely on content appropriateness and not on any relationship with the content provider.

         We have one agreement with a content provider. The content provider is Sports Profiles. This agreement allows us to link to Sports Profiles' website and utilize their extensive "kid-friendly" view of the sporting events world.

         We intend to generate business revenues by charging the user a monthly subscription fee for the use of the Zkid network. We anticipate that the monthly fee will be $7.95.

         Competition
         -----------

         An increasing number of children's website content sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue to increase.

         The competitive business environment for our business model is unknown. The Zkid network has incorporated many different capabilities and to our knowledge we are unaware of any one company or program that covers all aspects and functionality of our network. We believe that we would be the first business to provide the following services:

o        Gated Access using current Internet Service Provider (ISP)
o        Age appropriate animated navigational shell
o        KidsKeep "Agents"
o        Enhanced web protection site
o        Closed Network Email with Parental Gateway
o        Monitored-Sponsored Chat Rooms
o        Age Appropriate Game Rooms
o        Short Story Library
o        Cartoon Theater

         The following is a list of competitors which offer one or a few features and services that Zkid will offer:

o         JuniorNet.com
o         Nick.com
o         FunBrain.com
o         CyberKids
o         Heartsoft

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

Item 2.           Description of Property.

         We presently rent approximately 1,500 square feet of office space for our Chicago offices which are located at 445 West Erie St., Suite 106, Chicago, Illinois. The annualized rent for the Chicago office is $26,664. This is a month-to-month tenancy. We rent approximately 2,000 square feet of space for our Phoenix offices which are located at 111 West Monroe St., Eleventh Floor, Phoenix, Arizona. We entered into this lease on April 1, 2000. The annual rent for the Phoenix office is $37,138 for 2001, $38,931 for 2002 and $19,978 for 2003. The rental term is 36 months.

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


Fiscal Quarter Ended                  Low                High
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


(f)      Holders.

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

(d)      Recent Sales of Unregistered Securities.

         Within  the  past  three  years  Zkid  and  its  predecessor,   Quadric
Acquisition Corporation, have issued the following securities:

         On April 25, 2001, Zkid issued 4,750,000 common shares to Donald Weisberg and 250,000 common shares to Gregory Wilson, in exchange for all of the issued and outstanding capital stock of Quadric pursuant to the business combination agreement. The share exchange transaction value was $250,000 Dollars or $0.05 per share. The shares were issued in a private transaction not involving a public offering pursuant to Section 4(2) of the Act.

         On March 26, 2001, the Company issued 1,000,000 Series A Preferred shares to Mr. Darmstadter as additional consideration for the Z.Kid Network.com, Inc. acquisition which is incorporated into and described in the January 23, 2001 transaction below.

         On January 23, 2001, East Coeur d'Alene issued 15,000,000 common shares to Jon A. Darmstadter in exchange for all of the issued and outstanding common stock of E.Kid Network.com, Inc. The share exchange transaction value was $750,000 or $0.05 per share. The shares were issued in a private transaction not involving a public offering pursuant to Section 4(2) of the Act.

         On August 31, 2000, East Coeur d'Alene sold 10,000,000 shares of common stock to Long Lane Capital, Inc. for $5,000 Dollars, or $0.0005 per share, in a private transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. On January 23, 2001, 9,000,000 of these common shares were cancelled in connection with the capitalization requirements of the eKid Network.com, Inc. business combination transaction.

         On August 31, 2000, East Coeur d'Alene sold 500,000 shares of common stock to TFI, Ltd., for $25,000 Dollars, or $0.05 per share, in a private transaction not involving a public offering pursuant to Regulation D Rule 504 of the Act.

         On August 21, 2000, East Coeur d'Alene sold 182,248 shares of common stock for $18,248 Dollars or $0.10 per share. The securities were sold to Long Lane Capital, Inc. in a private transaction not involving a public offering pursuant to Section 4(2) of the Act.

         On February 29, 2000, Quadric Acquisition Corporation sold a total of 5,000,000 shares of common stock. 4,750,000 shares were sold to Long Lane Capital, Inc. for a total consideration of $4,750 in cash and corporate organization services or $0.001 per share. 250,000 shares were sold to Gregory
M. Wilson individually for $250 cash or $0.001 per share. The shares sold in a private transactions not involving a public offering pursuant to Section 4(2) of the Act.

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

         The Zkid Network and KidsKeep client software has completed final beta testing and is available for distribution. All server technologies have passed beta cycles and stand ready for implementation.

         We believe that our Zkid network product can be rapidly introduced to the public by utilizing co-packaging or co-bundling with other child-oriented products. We will produce a Zkid Compact Disk (CD) which will contain our KidsKeep client software for loading on personal computers. We will seek out corporate sellers of child-oriented products and offer to co-bundle or co-package our Zkid CD product with their product packaging.

         We believe that our subscriber base will grow in direct proportion to our co-marketing results. Currently, our network has the capability to handle 50,000 users/subscribers. We anticipate charging a monthly fee of $7.95 per subscriber. We expect that our initial marketing campaign will offer a sample free 30-day trial period for potential subscribers. We will obtain subscribers by co-marketing our Zkid network software product with consumer brand products. The consumer brand product will offer the our network software product as a value added item with the purpose of increasing sales of the branded product at the retail level. This co-marketing of our product with branded products will deliver us users/subscribers. This co-marketing method of offering our value added software product to the consumer brand product companies will enable us to reach a vast number of potential subscribers without any advance marketing costs. An example of this type of co-marketing would be an offer of our network software product on the back of a branded breakfast cereal product offering a free trial period to our Zkid Network. The potential user/subscriber will be directed to our website for registration. We will send the registered user a CD-ROM disk enabling them to use our website for a free trial period. When we begin to sign-up the free-trial subscribers, we will not receive any revenues. We anticipate that free-trial subscribers will become paying subscribers after the trial period ends. It will cost us approximately $0.90 to produce and send the registered user the CD-ROM disk. We are unable to estimate what number of free-trial subscribes may become paying subscribers. Our network development and content is ready for subscriber use up to 50,000 individuals.

         We will need to raise capital in order to maintain and grow our website beyond the 50,000 user/subscriber level. We will need to invest in additional network hardware and grow and develop our media content. Presently, we cannot predict this growth or the corresponding required hardware. This growth would be prompted by limitations in our present network due subscriber growth. If we had 50,000 subscribers each paying $7.95 per month, our subscription cash flow would be $397,500 per month. This money could provide capital grow our network and media content. No assurance can be given that we will reach these revenue levels.

         Our short-term cash requirements will be used to sustain our fixed operational expenses which are approximately $30,000 per month. Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come from personal loans provided by officers, directors, shareholders and others. We may offer common stock on a private basis in addition to the personal loans.

         We believe that we have sufficient capital to sustain our operations at the current level for the next twelve months. However, we will seek additional capital in order to accelerate our growth. We have not identified any specific future financing sources. Our efforts to finance Zkid and its operations may result in the issuance of equity and debt instruments. This and other future financing activity may result in the dilution of shareholder equity. If rapid growth were to occur, we would need to purchase additional hardware and hire customer support personnel. If we are unable to raise additional capital, we would not be able to market our website in an accelerated manner. We expect to incur financial losses for the foreseeable future.

Item 7.           Financial Statements.

         The financial statements presented with this annual report are the audited financial statements for Quadric from inception through December 31, 2000 and Pro Forma Financial Statements for the combined corporations for the year ending December 31, 2000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Zkid Network Company and its wholly owned subsidiary, Z.Kid Network.com, Inc.

MANAGEMENT ZKID NETWORK COMPANY

Directors and Executive Officers
--------------------------------

The following persons are the Directors and Executive Officers of zKid Network Company, the parent corporation of the Delaware zKid Network Company.


Name                           Age                Position(s)
----                           ---                -----------

Donald Weisberg                53                 President

Paul G. Gulli                  38                 Secretary/Treasurer

         Mr. Weisberg is a retired member of the Chicago Board of Trade. He was a shareholder of J.S & D.W., Inc., a Chicago Board of Trade floor brokerage. He was involved in the management of the floor brokerage for 17 years before retiring in May 2000. He still owns two Board of Trade memberships which he leases. Mr. Weisberg is a minority shareholder in Q.C. Enterprises, Inc., a company specializing in the restoration and installation of stone, granite, terrazzo and tile products. He has acted as a part-time sales person for Q.C. Enterprises since 1997.

         Mr. Gulli is presently the Secretary/Treasurer of zKid Network Company and the Vice President of Technology and development of zKid Network.com, Inc. Zkid's subsidiary. He supervises software development and researches emerging computer technologies. Mr. Gulli has served in this capacity since August 1999. From 1995 until August 1999, Mr. Gulli served as a corporate officer and General Manager of Omni Pro Legal Services. Omni Pro specializes in complex financial investigations as well as computer and physical security. While involved with Omni Pro, before leaving his position to join Zkid in early 1999, he oversaw all investigations and was personally responsible for developing many specialized computer programs utilized to assist Omni Pro in performing large-scale investigations. He has been an investigator in the private sector since 1986, specializing in complex financial investigations and computer fraud. He has assisted in and performed investigations for the FDIC, RTC, U.S. Department of Agriculture, Arizona Attorney Generals Office, and various other governmental and private entities. Omni Pro also developed custom software applications for clients.

MANAGEMENT OF SUBSIDIARY

Directors and Executive Officers of Zkid Network Subsidiary
-----------------------------------------------------------

The following persons are the Directors and Executive Officers of zKid Network Company, the wholly owned Delaware corporation subsidiary.

Name                       Age            Position(s)
----                       ---            -----------

Jon Darmstadter            48             President, Secretary, Treasurer

         In addition to his duties as President & CEO of Z.KidNetwork.com, Inc., Mr. Darmstadter is currently a Director, President & CEO of The Children's Beverage Group, Inc., a manufacturer and marketer of unique products for the children's beverage market. He has worked for The Children's Beverage Group for the last five years. The Children's Beverage Group was forced into involuntary bankruptcy in September 2000. The bankruptcy case was dismissed in November 2000.

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

(e)      Identify Significant Employees.

(f)      Family Relationships.  None.

(g) Involvement in Certain Legal Proceedings. None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

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

Item 10.          Executive Compensation.

         Presently, Zkid has two executive officers. No executive officers have been paid any cash compensation. The company does not have an employee stock option plan and has granted no other form of compensation to its executive officers. The Company does not have a written employment contract with its executive officers. The Company did enter into a stock option agreement with one officer during 2000. The stock option agreement grants an option to purchase 25,000 common shares for Ten Cents per share. The option agreement expires on December 31, 2001. The estimated value of the common stock on the date of the grant was $1,500 based on the bid price of Six cents per share as quoted on the National Quotation Bureau's "Pink Sheets". In the future, we may compensate officers and directors with either cash or stock compensation for services rendered.

         During 2000 Quadric's sole officer and director was paid no form of compensation.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of March 31,2001.

         Table 1 lists the persons who are known to Zkid to be the owners of more than five percent of ZKid's equity shares.

(a) Beneficial Ownership of more than 5% based on 26,857,034 common shares issued and outstanding. This number of shares (1) includes the 5,000,000 shares issued in this business combination and (2) includes the 5,000,000 shares of common stock which may be issued to Mr. Darmstadter based on his immediate ability to convert his preferred share ownership into common stock. This 26,857,034 shares reflects the potential number of shares issued and outstanding.

         Table 1.

     (1)                  (2)                       (3)                  (4)
Title of Class      Name and Address          Amount and Nature       Percent of
                                                                      Class

Common              Jon A. Darmstadter           20,000,000(i)           74.46
Common              Donald Weisberg               4,750,000              17.68

Preferred           Jon A. Darmstadter            1,000,000             100.0%


(i) Beneficial ownership based on the right to convert 1,000,000 Series A 2001 Preferred shares into 5,000,000 common shares. The percentages ownership of this class of common stock includes these 5,000,000 shares.

(b) Security Ownership of Management. Based on 26,857,034 shares as set forth in (a) above as of May 1, 2001.

         Table 2.

     (1)                  (2)                       (3)                  (4)
Title of Class      Name and Address          Amount and Nature       Percent of
                                                                      Class

Common              *Jon A. Darmstadter           20,000,000             74.46
Common               Donald Weisberg               4,750,000             17.68

Common               All Directors
                     /Officers Group              24,750,000             92.15%

Preferred            Jon A. Darmstadter            1,000,000            100.0%

* Jon Darmstadter is the president and director of Z.KidNetwork.com, Inc. Zkid's wholly owned subsidiary.

(c) Changes in Control. See Item 1 "Changes in Control of Registrant" paragraph (b)above.


* Mr. Darmstadter is the president and director or Z.Kid Network.com, Inc., the Company's wholly owned subsidiary.

Item 12.          Certain Relationships and Related Transactions.

(a)      Transactions with Management and Others.

         Except as otherwise set forth in this paragraph, no member of management, executive officer, director, nominee for a director or security holder who is known to Zkid to own of record or beneficially more than five percent of any class of the Company's voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

         The transactions outlined below with related persons were made on terms which management believes were not less favorable or more favorable that they would have been if the transactions were made with unrelated persons.

         On April 25, 2001, Zkid Network Company and Quadric Acquisition Corporation entered into a Business Combination Agreement. Donald Weisberg, Director and President of Zkid and Gregory Wilson, former President of East Coeur d'Alene Silver Mines, Inc. and Quadric Acquisition Corporation executed the Business Combination Agreement on behalf of these companies both in their representative capacities and individually as shareholders of Quadric. Mr. Weisberg acquired 4,750,000 shares of Quadric on the April 25, 2001 from Long Lane Capital, Inc., a company owned by Wilson, for $60,000 Dollars or $0.012 Dollars per share. Mr. Weisberg's simultaneous acquisition of the Quadric shares and execution of the business combination agreement may be considered a transaction with management.

         On February 29, 2000, Quadric issued a total of 5,000,000 shares. 4,750,000 shares were sold to Long Lane Capital, Inc. for a total consideration of $4,750 in cash and corporate organizational services or $0.001 per share. 250,000 shares were sold to Gregory M. Wilson individually for $250 cash or $0.001 per share. The shares were issued in reliance on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. Mr. Wilson, as the sole shareholder of Long Lane Capital, Inc., is deemed the beneficial owner of the Quadric shares and as the sole officer and director of the Company, the issuance of the shares, constitutes a transaction with management.

         On January 23, 2001, East Coeur d'Alene Silver Mines, Inc., Zkid's predecessor, transferred two unpatented mining claims to Long Lane Capital, Inc. for $10.00 consideration. Zkid had originally owned ten unpatented mining claims in the Evolution Mining District of Shoshone County, Idaho. During the year ended December 31, 1998, East Coeur d'Alene had written down the carrying value of these claims to $-0-, thereby incurring an asset impairment loss of $518,698, in recognition of the decreased value of its mineral properties. Subsequently, in June, 2000, East Coeur d'Alene lost its rights, title and interest in the mining claims. It re-filed for rights in two of the ten original claims. It is these two claims which were conveyed to Long Lane Capital, Inc. Long Lane Capital is owned by Gregory Wilson, a former officer and director of East Coeur d'Alene Silver Mines, Inc.

         On December 1, 2000, East Coeur d'Alene entered into a stock option agreement with Gregory Wilson whereby he may purchase 25,000 shares of common stock for Ten Cents ($0.10) per share. The option expires December 31, 2001. The estimated value of the common stock on the date of the grant was $1,500 based on the high bid price of Six cents per share as quoted on the National Quotation Bureau's "Pink Sheets".

         On August 31, 2000, East Coeur d'Alene sold 10,000,000 shares of common stock to Long Lane Capital, Inc. for $5,000 Dollars or $0.0005 per share, in a private transaction not involving a public offering. This share price was based on a pricing principle utilized by East Coeur d'Alene's prior board of directors in anticipation of the authorized reduction of capital stock par value from $0.10 to $0.0001 per share. On January 23, 2001, 9,000,000 of these shares were cancelled in connection with the capitalization requirements of the eKid Network.com, Inc. business combination transaction.

         On August 21, 2000, East Coeur d'Alene sold 182,248 shares of common stock for $18,248 Dollars or $0.10 per share. This share price was based on the par value at this time. The securities were sold to Long Lane Capital, Inc. in a private transactions not involving a public offering pursuant to Section 4(2) of the Act. Mr. Wilson, as the sole shareholder of Long Lane Capital, Inc., is deemed the beneficial owner of East Coeur d'Alene shares and as the sole officer and director of East Coeur d'Alene, the issuance of the shares, constitutes a transaction with management.

(b)      Certain Business Relationships.

         Except as set forth in (a) above, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(c)      Indebtedness of Management.

No member of Zkid's management is or has been indebted to Zkid since the beginning of its last fiscal year.

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

Dated: November 26, 2001


Zkid Network Company



/s/ Donald Weisberg
---------------------------
By: Donald Weisberg
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Donald Weisberg                                           November 26, 2001
---------------------------
By: Donald Weisberg
Title: President, Director


/s/ Paul Gulli                                                November 26, 2001
---------------------------
By: Paul Gulli
Title: Secretary

                         QUADRIC ACQUISITION CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                  FOR THE PERIOD FEBRUARY 24, 2000 (INCEPTION)

                              TO DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                         Page

INDEPENDENT AUDITORS'  REPORT                                              1

FINANCIAL STATEMENTS
  Balance Sheet                                                            2
  Statement of Operations                                                  3
  Statement of Stockholders' Deficit                                       4
  Statement of Cash Flows                                                  5

NOTES TO FINANCIAL STATEMENTS                                            6 - 9

                             DIROCCO & DOMBROW, P.A.
                      3601 WEST COMMERCIAL BLVD., SUITE 39
                            FORT LAUDERDALE, FL 33309
                            TELEPHONE (954) 731-8181
                               FAX (954) 739-1054



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Quadric Acquisition Corporation
Green Acres, WA

We have audited the accompanying balance sheet of Quadric Acquisition Corporation (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the period from inception (February 24, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadric Acquisition Corporation as of December 31, 2000, and the results of operations and its cash flows for the period from inception (February 24, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no revenues and a negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DiRocco & Dombrow, P.A.
---------------------------
DiRocco & Dombrow, P.A.
Ft. Lauderdale, Florida
April 25, 2001

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
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

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000



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



                                       Common Stock         Additional
                                  ---------------------       Paid-in    Accumulated
                                    Shares       Amount       Capital     Deficit         Total
                                  ----------   ----------   ----------   ----------    ----------
Issuance of common stock
  for cash                         1,000,000   $    1,000   $     --     $     --      $    1,000

Issuance of common stock
  for services and expenses        4,000,000        4,000         --           --           4,000

Contributed capital                     --           --            750         --             750

Net loss for the period
  ended December 31, 2000               --           --           --         (9,210)       (9,210)
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2000       5,000,000   $    5,000   $      750   $   (9,210)   $   (3,460)
                                  ==========   ==========   ==========   ==========    ==========







The accompanying notes are an integral part of these financial statements.

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000


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
                                                             =======


During 2000, the Company issued 4,000,000 shares of its common stock in consideration for organization and professional costs incurred by a related party on the Company's behalf.

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

Organization and Business Activity
----------------------------------

Quadric Acquisition Corporation was incorporated on February 24, 2000 in the State of Nevada. On March 7, 2000 the Company registered its securities with the Securities and Exchange Commission primarily for the purpose of serving as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December 31.

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

At September 30, 2000, the Company had a net operating loss of approximately $5,710 that will expire in 2020. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

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

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

New Accounting Pronouncements
-----------------------------

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

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

NOTE 4 - RELATED PARTY

On February 27, 2000, 4,000,000 shares of the company's common stock were issued to an affiliated company in consideration for organization and professional costs incurred by the affiliate on the Company's behalf. A director of the Company owns controlling interest in the issued and outstanding stock of the affiliated company.

A director of the Company provides legal counsel for the Company.

NOTE 5 - SUBSEQUENT EVENT

On April 25, 2001, 100% of the Company's outstanding common stock was acquired by z.Kid Network Co. Z.Kid Network Co. will be the surviving corporation and the Company will be the disappearing corporation.

                        Z. KID NETWORK CO. AND SUBSIDIARY

                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

                      WITH INDEPENDENT ACCOUNTANTS' REPORT

                           DECEMBER 31, 2000 and 1999

                                TABLE OF CONTENTS





                                                                      PAGE
                                                                      ----

 INDEPENDENT ACCOUNTANTS' REPORT                                        1

 PRO FORMA FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2000
     Consolidated Balance Sheet                                         2

     Consolidated Statement of Operations                               3

     Consolidated Statement of Cash Flows                               4


 PRO FORMA FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 1999
     Consolidated Balance Sheet                                         5

     Consolidated Statement of Operations                               6

     Consolidated Statement of Cash Flows                               7


 NOTES TO PRO FORMA CONSOLIDATED FINANCIAL
   STATEMENTS                                                         8 - 9

                             DIROCCO & DOMBROW, P.A.
                      3601 WEST COMMERCIAL BLVD., SUITE #39
                            FORT LAUDERDALE, FL 33309
                                 (954) 731-8181
                               FAX (954) 739-1054



                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors
z.Kid Network Co. and Subsidiary
Greenacres, WA

We have reviewed the pro forma adjustments that reflect the proposed acquisition of Quadric Acquisition Corporation by z.Kid Network Co. and Subsidiary as described in Note 1 to the pro forma consolidated financial statements and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated balance sheets of z.Kid Network Co. and Subsidiary as of December 31, 2000 and 1999 and the pro forma consolidated statements of operations for the year then ended. The historical financial statements are derived from the financial statements of z.Kid Network Co. and Quadric Acquisition Corporation, which we audited, which financial statements appear elsewhere herein. Such pro forma adjustments are based on management's assumptions as described in Note 1. Our review was made in accordance with statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.

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




/s/ DiRocco & Dombrow
---------------------
DiRocco & Dombrow
April 27, 2001


                        Z.KID NETWORK CO. AND SUBSIDIARY
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                                    Z.KID
                                                   NETWORK
                                                     CO.         QUADRIC
                                                     and       ACQUISITION
                                                 SUBSIDIARY    CORPORATION    ADJUSTMENTS     PRO FORMA
                                                -----------    -----------    -----------    -----------
                ASSETS

Current Assets
  Cash                                          $     2,366    $        40                   $     2,406
                                                -----------    -----------                   -----------
         Total Current Assets                         2,366             40                         2,406
                                                -----------    -----------                   -----------

Furniture and Equipment                              31,585           --                          31,585
                                                -----------    -----------                   -----------

Other Assets
  Costs in excess of net assets
    acquired                                           --             --      $   250,000        250,000
  Software development costs                        185,531           --                         185,531
  Deposits                                            1,265           --                           1,265
                                                -----------    -----------                   -----------
          Total Other Assets                        186,796           --                         436,796
                                                -----------    -----------                   -----------

          Total Assets                          $   220,747    $        40                   $   470,787
                                                ===========    ===========                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities      $    73,109    $     3,500                   $    76,609
  Due to stockholder                                605,695           --                         605,695
                                                -----------    -----------                   -----------
          Total Current Liabilities                 678,804          3,500                       682,304
                                                -----------    -----------                   -----------

Stockholders' Deficit
  Preferred stock                                     1,000           --                           1,000
  Common stock                                        1,685          5,000         (4,500)         2,185
  Additional paid-in capital                        336,035            750        254,500        591,285
  Accumulated Deficit                              (796,777)        (9,210)                     (805,987)
                                                -----------    -----------    -----------    -----------
          Total Stockholders' Deficit              (458,057)        (3,460)          --         (211,517)
                                                -----------    -----------    -----------    -----------
          Total Liabilities and Stockholders'
           Deficit                              $   220,747    $        40    $      --      $   470,787
                                                ===========    ===========    ===========    ===========





            See Notes to Pro Forma Consolidated Financial Statements

                        Z.KID NETWORK CO. AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                            Z.KID
                                           NETWORK
                                             CO.         QUADRIC
                                             and       ACQUISITION
                                         SUBSIDIARY    CORPORATION    ADJUSTMENTS     PRO FORMA
                                        -----------    -----------    -----------    -----------
Revenues                                $      --      $      --                     $      --
                                        -----------    -----------                   -----------

Expenses
  Selling, general and administrative       358,442          8,210                       366,652
  Legal and audit expense                    26,732          1,000                        27,732
  Depreciation and amortization              14,298           --      $    16,666         30,964
                                        -----------    -----------    -----------    -----------
        Total Expenses                      399,472          9,210    $    16,666        425,348
                                        -----------    -----------    -----------    -----------

Net loss                                $  (399,472)   $    (9,210)                  $  (425,348)
                                        ===========    ===========                   ===========

Earnings (loss) per common share        $    (0.107)   $    (0.002)                  $    (0.029)
                                        ===========    ===========                   ===========

Weighted average number of shares
     outstanding                          3,750,284      5,000,000                    14,750,284
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
                                                                 =========






            See Notes to Pro forma Consolidated Financial Statements

                        Z.KID NETWORK CO. AND SUBSIDIARY
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                                      Z.KID
                                                     NETWORK
                                                       CO.         QUADRIC
                                                       and       ACQUISITION
                                                   SUBSIDIARY    CORPORATION    ADJUSTMENTS     PRO FORMA
                                                  -----------    -----------    -----------    -----------
               ASSETS

Current Assets
  Cash                                            $     9,205    $      --                     $     9,205
                                                  -----------    -----------                  -----------
         Total Current Assets                           9,205           --                           9,205
                                                  -----------    -----------                   -----------

Furniture and Equipment                                28,990           --                          28,990
                                                  -----------    -----------                   -----------

Other Assets
  Cost in excess of net assets
    acquired                                             --             --      $   250,000        250,000
  Software development costs                             --             --                            --
  Deposits                                               --             --                            --
                                                  -----------    -----------                   -----------
          Total Other Assets                             --             --                         250,000
                                                  -----------    -----------                   -----------

          Total Assets                            $    38,195    $      --                     $   288,195
                                                  ===========    ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities        $    19,868    $      --                     $    19,868
  Due to stockholder                                  125,410           --                         125,410
                                                  -----------    -----------                   -----------
          Total Current Liabilities                   145,278           --                         145,278
                                                  -----------    -----------                   -----------

Stockholders' Equity (Deficit)
  Preferred stock                                       1,000           --                           1,000
  Common stock                                          1,517           --              500          2,017
  Additional paid-in capital                          656,945           --          249,500        906,445
  Accumulated Deficit                                (766,545)          --                        (766,545)
                                                  -----------    -----------    -----------    -----------
          Total  Stockholders' Equity (Deficit)      (107,083)          --             --          142,917
                                                  -----------    -----------    -----------    -----------
          Total Liabilities and Stockholders'
            Equity (Deficit)                      $    38,195    $      --      $      --      $   288,195
                                                  ===========    ===========    ===========    ===========





            See Notes to Pro Forma Consolidated Financial Statements

                        Z.KID NETWORK CO. AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                            Z.KID
                                           NETWORK
                                             CO.        QUADRIC
                                             and       ACQUISITION
                                         SUBSIDIARY    CORPORATION    ADJUSTMENTS     PRO FORMA
                                        -----------    -----------    -----------    -----------
Revenues                                $      --      $      --                     $      --
                                        -----------    -----------                   -----------

Expenses
  Selling, general and administrative        92,433           --                          92,433
  Depreciation and amortization               2,769           --      $    16,666         19,435
  Equity in net loss of subsidiary             --             --                            --
                                        -----------    -----------                   -----------
        Total Expenses                       95,202           --                         111,868
                                        -----------    -----------                   -----------

Other Expense
   Interest                                     832           --                             832
                                        -----------    -----------                   -----------
       Total Other Expense                      832           --                             832
                                        -----------    -----------                   -----------

Net loss                                $   (96,034)   $     (--)                    $  (112,700)
                                        ===========    ===========                   ===========

Earnings (loss) per common share        $    (0.549)   $     (--)                    $    (0.648)
                                        ===========    ===========                   ===========

Weighted average number of shares
     outstanding                            174,786           --                         174,786
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

The acquisition will be accounted for as a recapitalization of z.Kid Network Co. All significant intercompany transactions have been eliminated.

The accompanying consolidated financial statements illustrate the effect of the acquisition ("Pro Forma") on the Company's financial position and results of operations. The consolidated balance sheets as of December 31, 2000 and 1999 are based on the historical balance sheets of the Company and Quadric Acquisition Corporation as of these dates and assumes the acquisition took place on those dates. The consolidated statements of operations for the years ended December 31, 2000 and 1999 are based on the historical statements of operations of the Company and Quadric Acquisition Corporation for those years. The pro forma consolidated statements of operations assume the acquisition took place as of January 1, 2000 and 1999.

The pro forma consolidated balance sheets as of December 31, 2000 and 1999 and the related pro forma consolidated statements of operations and cash flows for the years then ended includes the pro forma acquisition of E.Kid Network.com, Inc. on January 23, 2001 in exchange for 15,000,000 shares of the Company's restricted common stock and 1,000,000 shares of the Company's restricted Series A preferred stock. Additionally, 9,000,000 shares of the Company's common stock as of January 23, 2001, owned by the majority shareholder, were cancelled in accordance with the capitalization requirement of this business combination.

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

NOTE 3 - PROFORMA ADJUSTMENTS

The pro forma adjustments to the condensed consolidated balance sheet are, as follows:

              (1) To reflect the acquisition of Quadric Acquisition Corporation and the allocation of the purchase price on the basis of the fair values of the assets acquired and liabilities assumed. The components of the purchase price and its allocation to the assets and liabilities of Quadric Acquisition Corporation are, as follows:

               Components of purchase price:

                       Common Stock of the Company                     $250,000
                                                                       --------
                                 Total purchase price                  $250,000

               Allocation of purchase price:
                Stockholders' equity Quadric Acquisition Corporation          0
                                                                       --------

               Cost in excess of net assets acquired                   $250,000
                                                                       ========

               Amount allocated to Goodwill                            $250,000
                                                                       ========

The pro forma adjustments to the condensed consolidated statements of income are, as follows:

                                                         Year Ended           Year Ended
                                                     December 31, 2000    December  31, 1999
                                                     -----------------    ------------------
(2)      Excess costs over fair value of net assets
           acquired ("Goodwill") to be amoritized
           over a fifteen year period

         Adjustments to general and
               Administrative expense:

               Amortization of excess cost over
                   Fair value of the net assets
                   Acquired                                $ 16,666             $ 16,666


                             E.KIDNETWORK.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     INCLUDING INDEPENDENT AUDITORS' REPORT

               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND

             FOR THE PERIOD FROM INCEPTION (AUGUST 25, 1999) THROUGH

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                          1

FINANCIAL STATEMENTS

  BALANCE SHEETS                                                      2

  STATEMENTS OF OPERATIONS                                            3

  STATEMENTS OF STOCKHOLDER'S DEFICIT                                 4

  STATEMENTS OF CASH FLOWS                                            5

NOTES TO FINANCIAL STATEMENTS                                       6 - 11

                            DIROCCO AND DOMBROW, P.A.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                       3601 W. COMMERCIAL BLVD., SUITE #39
                          FT. LAUDERDALE, FLORIDA 33309
                            TELEPHONE (954) 731-8181
                               FAX (954) 739-1054


                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors
E.Kidnetwork.com, Inc.
Northbrook, IL

We have audited the accompanying balance sheets of E.Kidnetwork.com. Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholder's deficit and cash flows for the year ended December 31, 2000 and the period from inception (August 25, 1999) to December 31, 1999, and for the period from inception (August 25, 1999) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.Kidnetwork.com, Inc. as of December 31, 2000 and 1999, and the results of operations and its cash flows for the years and periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and has negative net working capital from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ DiRocco and  Dombrow, P.A.
------------------------------
DiRocco and  Dombrow, P.A.
January 12, 2001


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                              December 31,    December 31,
                                                                   2000            1999
                                                              ------------    ------------

Current Assets
  Cash                                                        $      2,348    $      9,205
                                                              ------------    ------------
          Total Current Assets                                       2,348           9,205
                                                              ------------    ------------

Furniture and Equipment                                             31,585          28,990
                                                              ------------    ------------

Other Assets
  Software development costs                                       185,531            --
  Deposits                                                           1,265            --
                                                              ------------    ------------
          Total Other Assets                                       186,796            --
                                                              ------------    ------------
          Total Assets                                        $    220,729    $     38,195
                                                              ============    ============



                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                       $     73,109    $     11,520
  Due to stockholder                                               605,695         115,510
                                                              ------------    ------------
          Total Current Liabilities                                678,804         127,030
                                                              ------------    ------------

Stockholder's Deficit
  Common stock, $.001 par value, 3,000
  shares authorized, issued and outstanding                              3               3
  Accumulated deficit during development stage                    (458,078)        (88,838)
                                                              ------------    ------------
          Total Stockholder's Deficit                             (458,075)        (88,835)
                                                              ------------    ------------

          Total Liabilities and Stockholder's Deficit         $    220,729    $     38,195
                                                              ============    ============





   The accompanying notes are an integral part of these financial statements.


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                       For the period  For the period
                                                            from            from
                                                          inception       inception
                                          For the        (August 25,     (August 25,
                                         year ended       1999) to        1999) to
                                        December 31,    December 31,    December 31,
                                             2000            1999            2000
                                        ------------    ------------    ------------

Expenses
  Selling, general and administrative   $    354,942    $     86,069    $    441,011
  Depreciation                                14,298           2,769          17,067
                                        ------------    ------------    ------------
          Total Expenses                     369,240          88,838         458,078
                                        ------------    ------------    ------------

          Net Loss                      $   (369,240)   $    (88,838)   $   (458,078)
                                        ============    ============    ============


   Basic loss per share                 $    (123.08)   $     (29.62)   $    (152.70)
                                        ============    ============    ============

  Weighted average common shares               3,000           3,000           3,000
                                        ============    ============    ============





   The accompanying notes are an integral part of these financial statements.


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDER'S DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                   Additional
                                         Common                     Paid-in     Accumulated
                                         Stock         Amount       Capital       Deficit         Total
                                      -----------   -----------   -----------   -----------    -----------
Issuance of common stock
  for cash                                  3,000   $         3   $      --     $      --      $         3

      Net loss for the period from
        inception (August 25, 1999)
        to December 31, 1999                 --            --            --         (88,838)       (88,838)
                                      -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1999                3,000             3          --         (88,838)       (88,835)

Net loss for the year ended
  December 31, 2000                          --            --            --        (369,240)      (369,240)
                                      -----------   -----------   -----------   -----------    -----------


 Balance at December 31, 2000               3,000   $         3   $      --     $  (458,078)   $  (458,075)
                                      ===========   ===========   ===========   ===========    ===========









   The accompanying notes are an integral part of these financial statements.


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                             For the period  For the period
                                                                  from            from
                                                                inception       inception
                                                For the        (August 25,     (August 25,
                                               year ended       1999) to        1999) to
                                              December 31,    December 31,    December 31,
                                                   2000            1999            2000
                                              ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                    $   (369,240)   $    (88,838)   $   (458,078)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation expense                            14,298           2,769          17,067
    Increase in deposits                            (1,265)           --            (1,265)
    Increase (decrease) in accounts payable         61,589          11,520          73,109
                                              ------------    ------------    ------------
Net cash used in operating activities             (294,618)        (74,549)       (369,167)
                                              ------------    ------------    ------------

Cash flows from investing activities:
    Payments for software development
      costs                                       (185,531)           --          (185,531)
    Purchase of furniture and equipment            (16,893)        (31,759)        (48,652)
                                              ------------    ------------    ------------
Net cash used in investing activities             (202,424)        (31,759)       (234,183)
                                              ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of common
     stock                                            --                 3               3
   Advances from stockholder loans                 490,185         115,510         605,695
                                              ------------    ------------    ------------
Net cash provided by financing activities          490,185         115,513         605,698
                                              ------------    ------------    ------------

Net increase (decrease) in cash                     (6,857)          9,205           2,348

Cash at beginning of year                            9,205            --              --
                                              ------------    ------------    ------------

Cash at end of year                           $      2,348    $      9,205    $      2,348
                                              ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation
--------------------------

E.Kidnetwork.com, Inc. (a development stage company) was incorporated on August 25, 1999 under the General Corporation Law of the State of Delaware as the Children's Technology Group, Inc. On April 10, 2000, the Company changed its name to E.Kidnetwork.com, Inc. E.Kidnetwork.com, Inc. (the Company) is an innovative digital media company with the focused mission of providing education and entertainment for children through the medium of computer and telecommunication technologies. E.Kidnetwork.com, Inc. is positioned to provide a safe, educational place that children will be drawn to for fun and excitement.

Going Concern
-------------

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital. For the year ended December 31, 2000 and for the period ended December 31, 1999, the Company experienced net losses of $369,240 and $88,838, respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sales of its products, and attain profitable operations.

Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing or obtain financing on terms beneficial to the Company.

Failure to secure such financing may result in the Company rapidly depleting its available funds. Without such funds the Company would be unable to comply with its payment obligations with its vendors.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
                  (Continued)

Advertising Expense
-------------------

The costs of advertising are recorded as an expense when incurred or upon the first showing of the advertisement. Advertising costs for the year ended December 31, 2000 and period ended December 31, 1999 were approximately $85,581 and $0, respectively. There were no amounts capitalized for future advertising at December 31, 2000 and 1999.

Intangibles
-----------

In fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position, "Accounting for Computer Software Developed for or Obtained for Internal-Use" (SOP 98-1). SOP 98-1 provides revised guidance for the accounting treatment to all non-governmental entities for software which is internally developed, acquired, or modified solely to meet the entity's internal needs. Amortization is calculated using the straight-line method over a 5 year estimated useful life. Amortization will begin when it is ready for its intended use, which is estimated to be the second quarter of 2001.

Long-lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Furniture and Equipment
-----------------------

Furniture and equipment are stated as cost. Expenditures for renewals and betterment are capitalized and maintenance and repairs are expensed as incurred. Depreciation is computed using the double declining method over their estimated useful lines ranging from three to seven years.

                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         (Continued)

Income Taxes
------------

The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the year ended December 31, 2000 and period ended December 31, 1999.

Net Loss Per Share
------------------

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the fiscal year ended December 31, 2000 and period ended December 31, 1999, potentially dilutive securities have been excluded from the computation as their effect is antidulutive.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reported in the balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximates fair value, because the interest on the underlying instruments approximates market rates.

                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         (Continued)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

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

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the current year's presentation.

                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)


NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:
                                                           December 31,
                                                     -----------------------

                                                       2000          1999
                                                     ---------     ---------

         Office furniture and equipment              $  48,652     $  31,759
         Less accumulated depreciation                 (17,067)       (2,769)
                                                     ---------     ---------

                                                     $  31,585     $  28,990
                                                     =========     =========

Depreciation expense for 2000 and 1999 was $74,298 and $2,769, respectively.

NOTE 3 - INCOME TAXES

The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized, as follows:

                                                           December 31,
                                                     -----------------------

                                                       2000          1999
                                                     ---------     ---------

Income tax benefits at statutory rate:
Change in valuation allowance related                $ 124,896     $  30,205
    to deferred tax benefit carryforwards             (124,896)      (30,205)
                                                     ---------     ---------
Income tax benefit                                   $       -     $       -
                                                     ==========    =========


Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At December 31, 2000, net operating losses of $456,179 are available for carryforward against future years taxable income and begin to expire in year 2014. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company is obligated to its shareholder for capital advances. The advances are non-interest bearing and are due on demand. On January 1, 2001, the Company converted the advances to a one year note and agreed to accrue interest at 10% per annum on the outstanding balance. The note is renewable annually.

                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)


NOTE 5 - CASH FLOW INFORMATION

Interest and taxes paid during the year ended December 31, 2000 and period ended December 31, 1999 were as follows:
                                                  2000             1999
                                                  ----             ----

                  Interest                     $       -        $       -


                  Taxes                        $       -        $       -



NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments are as follows:

                                   December 31, 2000     December 31, 1999
                                  -------------------   -------------------

                                  Carrying      Fair    Carrying      Fair
                                   Amount      Value     Amount      Value
                                  --------   --------   --------   --------
         Assets:
            Cash                  $  2,348   $  2,348   $  9,205   $  9,205

         Liabilities:
            Notes payable         $605,695   $605,695   $115,510   $115,510
            Accrued liabilities   $ 73,109   $ 73,109   $ 11,520   $ 11,520

NOTE 7 - COMMITMENT

The Company entered into a lease agreement for its office facility on April 1, 2000 expiring on June 30, 2003, with an option to renew for an additional three years. Rent expense for the year ended December 31, 2000 and period ended December 31, 1999, was $48,554 and $2,609, respectively.

The following is a schedule of future minimum lease payments under the lease as of December 31, 2000:

                2001     $ 37,138
                2002       38,931
                2003       19,978
                         --------
                         $ 96,047
                         ========