Form 10QSB/A
period 2001-03-31
ZKID NETWORK CO
filed 2001-11-29
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ending March 31, 2001



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the transition period from ______ to _____


Commission file number     0-29981
                       --------------


                              ZKID NETWORK COMPANY
 -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                        91-2072623
---------------------------------              ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                     60610
--------------------------------------------         ---------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number, (   312   )     654     -     0733
                            ---------  -----------   ------------

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

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 21,857,034
                                                 -----------

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

                          PART I-FINANCIAL INFORMATION

Item 1.           Financial Statements.  (Unaudited)

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------


Board of Directors
Z.Kid Network Co. & Subsidiary
Chicago, IL

We have reviewed the accompanying condensed pro forma consolidated balance sheet of Z.Kid Network Co. & Subsidiary as of March 31, 2001 and 2000 and the related condensed pro forma statements of operations and cash flows for the three months ended March 31, 2001 and for the period August 25, 1999 (inception) to March 31, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These condensed pro forma consolidated statements are the responsibility of the Company's management.

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

The accompanying condensed pro forma consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the condensed pro forma consolidated financial statements, the Company has experienced continuing losses since inception and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The condensed pro forma consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 27, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Dombrow, P.A.
---------------------------
DiRocco & Dombrow, P.A.
May 24, 2001
Fort Lauderdale, Florida


                         Z.KID NETWORK CO. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                March 31,     December 31,
                                                                   2001            2000
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
Current Assets
  Cash                                                        $     46,773    $      2,406
                                                              ------------    ------------
          Total Current Assets                                      46,773           2,406
                                                              ------------    ------------

Furniture and Equipment                                             38,779          31,585
                                                              ------------    ------------

Other Assets
  Cost in excess of net assets                                     212,502         216,668
  Software development costs                                       176,254         185,531
  Deposits                                                           1,265           1,265
                                                              ------------    ------------
          Total Other Assets                                       390,021         403,464
                                                              ------------    ------------
          Total Assets                                        $    475,573    $    437,455
                                                              ============    ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                               $    112,500    $       --
  Accounts payable and accrued expenses                             64,636          76,609
  Due to stockholder                                               691,195         605,695
                                                              ------------    ------------
          Total Current Liabilities                                868,331         682,304
                                                              ------------    ------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 1,000,000 issued and
    outstanding, respectively                                        1,000           1,000
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 21,857,034 issued and
    outstanding, respectively                                        2,185           2,185
  Additional paid in capital                                       591,285         591,285
  Accumulated deficit during development stage                    (639,321)       (491,412)
  Deficit                                                         (347,907)       (347,907)
                                                              ------------    ------------
          Total Stockholders' Deficit                             (392,758)       (244,849)
                                                              ------------    ------------

          Total Liabilities and Stockholders' Deficit         $    475,573    $    437,455
                                                              ============    ============


See accompanying summary of notes to unaudited condensed pro forma consolidated financial statements.


                        Z.KID NETWORK CO. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               For the period
                                                                                    from
                                            For the three months ended            August 25,
                                        ----------------------------------    1999 (Inception)
                                            March 31,          March 31,        to March 31,
                                               2001               2000               2001
                                        ---------------    ---------------    ---------------
Expenses
  Selling, general and administrative   $       131,210    $        54,818    $       572,221
  Depreciation and amortization                  16,699              4,166             67,100
                                        ---------------    ---------------    ---------------
          Total Expenses                        147,909             58,984            639,321
                                        ---------------    ---------------    ---------------

          Net Loss                      $      (147,909)   $       (58,984)   $      (639,321)
                                        ===============    ===============    ===============


   Basic loss per share                 $        (0.007)   $        (0.005)   $        (0.029)
                                        ===============    ===============    ===============

  Weighted average common shares             21,857,034         11,174,786         21,857,034
                                        ===============    ===============    ===============






See accompanying summary of notes to unaudited condensed pro forma consolidated financial statements.


                         Z.KID NETWORK CO. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       For the period
                                                                                            from
                                                   For the three months ended             August 25,
                                              ------------------------------------    1999 (Inception)
                                                  March 31,           March 31,         to March 31,
                                                      2001                2000                2001
                                              ----------------    ----------------    ----------------
Cash flows from operating activities:
  Net loss                                    $       (147,909)   $        (58,984)   $       (639,263)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                       16,699               4,166              67,100
    Increase in deposits                                  --                  --                (1,265)
    Increase (decrease) in accounts payable            (11,973)                 91              61,136
                                              ----------------    ----------------    ----------------
Net cash used in operating activities                 (143,183)            (54,727)           (512,292)
                                              ----------------    ----------------    ----------------

Cash flows from investing activities:
    Costs in excess of assets acquired                 (10,450)             (1,510)           (185,531)
    Purchase of furniture and equipment                   --                  --               (59,102)
                                              ----------------    ----------------    ----------------
Net cash used in investing activities                  (10,450)             (1,510)           (244,633)
                                              ----------------    ----------------    ----------------

Cash flows from financing activities:
    Proceeds from issuance of common
      stock                                               --                  --                     3
    Proceeds from notes payable                        112,500                --               112,500
   Advances from stockholder loans                      85,500              59,522             691,195
                                              ----------------    ----------------    ----------------
Net cash provided by financing activities              198,000              59,522             803,698
                                              ----------------    ----------------    ----------------

Net increase in cash                                    44,367               3,285              46,773

Cash at beginning of year                                2,406               9,205                --
                                              ----------------    ----------------    ----------------

Cash at end of year                           $         46,773    $         12,490    $         46,773
                                              ================    ================    ================



See accompanying summary of notes to unaudited condensed pro forma consolidated financial statements.

                        Z.KID NETWORK CO. AND SUBSIDIARY
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Zkid Network Company and Subsidiary, Inc. (the Company), the accompanying unaudited condensed pro forma consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of its consolidated operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of the consolidated results for a full year.

The condensed pro forma consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

The accompanying pro forma consolidated financial statements illustrate the effect of the acquisition ("Pro Forma") on the Company's financial position and results of operations. The pro forma consolidated balance sheets as of March 31, 2000 and December 31, 2000 are based on the historical balance sheets of the Company and Quadric Acquisition Corporation as of these dates and assumes the acquisition took place on these dates. The pro forma consolidated statement of operations for the three months ended March 31, 2001 and the year ended December 31, 2000 are based on the historical statements of operations of the Company and Quadric Acquisition Corporation for those periods. The pro forma consolidated statements of operations assume the acquisition took place prior to December 31, 2000.

The pro forma consolidated balance sheets as of March 31, 2001 and December 31, 2000 and the related pro forma consolidated statements of operations for the three months ended March 31, 2001, the year ended December 31, 2000 and for the period from August 25, 1999 (inception) to March 31, 2001 include the pro forma acquisition of E.Kid Network.com, Inc. on January 23, 2001 in exchange for 15,000,000 shares of the Company's restricted common stock and 1,000,000 shares of the Company's restricted Series A preferred stock. Additionally, 9,000,000 shares of the Company's common stock as of January 23, 2001, owned by the majority shareholder, were cancelled in accordance with the capitalization requirement of this business combination.

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

                        Z.KID NETWORK CO. AND SUBSIDIARY
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


2. Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

On January 24, 2001, the Company f/k/a East Coeur D'Alene Silver Mines, Inc. changed its name to Z.Kid Network Co. On January 23, 2001, the Company acquired all of the issued and outstanding common shares of E.Kidnetwork.com, Inc. in exchange for 15,000,000 shares, net of its restricted common stock and 1,000,000 shares of its restricted Series A preferred stock valued at $750,000. The acquisition was accounted for as a consolidation of a wholly owned subsidiary, with the assets and liabilities recorded at historical costs, and the results of the subsidiary's operations included in the Company's consolidated financial statements.

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

The accompanying consolidated financial statements illustrate the effect of the acquisition ("Pro Forma") on the Company's financial position and results of operations. The consolidated balance sheets as of March 31, 2001 and December 31, 2000 are based on the historical balance sheets of the Company and Quadric Acquisition Corporation as of those dates and assume the acquisition took place on those dates. The consolidated statements of operations for the three months ended March 31, 2001, the year ended December 31, 2000 and for the period from August 25, 1999 (inception) to March 31, 2001, are based on the historical statements of operations of the Company and Quadric Acquisition Corporation for those periods. The pro forma consolidated statements of operations assume the acquisition took place as of January 1, 2000.

                        Z.KID NETWORK CO. AND SUBSIDIARY
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


3. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the convertible notes payable and stock options.

4. Statement of Cash Flows

The supplemental disclosure of cash flow information for the three months ended March 31, 2001 is, as follows:

         On April 25, 2001 the Company acquired 100% of the outstanding common stock of Quadric Acquisition Corporation valued at $250,000 by issuing 5,000,000 shares of its restricted common stock at $.05 per share.

5. Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $147,909 for the three months ended March 31, 2001. The Company's current liabilities exceeded its current assets by $821,558 at March 31, 2001. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiaries. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

6. Cost In Excess Of Net Asset

The excess of investments in consolidated subsidiaries over the net asset value at acquisition is amortized over a fifteen-year period. The Company's policy is to evaluate its intangible assets based upon an evaluation of such factors as the occurrence of a significant adverse event of change in the environment in which the business operates, or if the expected future net cash flows would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made.

7. Notes Payable

The Company is indebted  to an  individual  in the amount of $50,000 as of March
31,  2001.   There  are  no  formal   repayment   terms  and  the  note  is  not
collateralized.

The Company is indebted to five individuals in the amount of $12,500 each as of March 31, 2001 under an agreement, which provides for the conversion of each note into 225 common shares of the subsidiary for a total of 1,125 common shares.

                        Z.KID NETWORK CO. AND SUBSIDIARY
          NOTES TO CONDENSED PROFORMA CONSOLIDATED FINANCIAL STATEMENTS


8. Stock Options

On December 3, 2000, the Company entered into a stock option agreement in which the Company grants the option to an officer to purchase up to 25,000 shares of common stock for an exercise price of $0.10 per share at any time through December 31, 2001.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable option without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 30% for 2000; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and no forfeitures. If the computed fair value of the 2000 award had been amortized to the Company's expense over the vesting period of the award, the Company's pro forma net loss applicable to common shareholders and the related loss per share would have been $32,582 or $0.01 per diluted share as of March 31, 2001.

The following is a summary of stock option plan activity for the three months ended March 31, 2001.

         Number of options outstanding on December 31, 2000           25,000

         Number of options exercised by in 2001                            -
                                                                  ----------
         Number of options outstanding on March 31, 2001              25,000
                                                                  ==========
         Number of options exercisable at March 31, 2001              25,000
                                                                  ==========
         Weighted average exercise price per share
           outstanding and exercisable                            $    0.094
                                                                  ==========
         Weighted average remaining contractual life of
             options outstanding and exercisable (in months)               9
                                                                  ==========

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


/s/ DiRocco & Dombrow, P.A.
---------------------------
DiRocco & Dombrow, P.A.
May 24, 2001
Fort Lauderdale, Florida


                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET


                                     ASSETS


                                                                March 31,     December 31,
                                                                   2001            2000
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)

Current Assets

  Cash                                                        $         17    $         40
                                                              ------------    ------------

     Total Assets                                             $         17    $         40
                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                            $      3,500    $      3,500
                                                              ------------    ------------

     Total Current Liabilities                                       3,500           3,500
                                                              ------------    ------------

Commitments and Contingencies

Stockholders' Deficit
  Common stock, $0.001 par value,
    25,000,000 shares authorized, 5,000,000
    shares issued and outstanding, respectively                      5,000           5,000
  Paid in capital                                                    1,813             750
  Accumulated deficit during development stage                     (10,296)         (9,210)
                                                              ------------    ------------

     Total Stockholders' Deficit                                    (3,483)         (3,460)
                                                              ------------    ------------

     Total Liabilities and Stockholders' Deficit              $         17    $         40
                                                              ============    ============


 See accompanying summary of notes to unaudited condensed financial statements

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS


                                                                 For the
                                                               period from
                                                               February 24,
                                                For the           2000
                                             three months      (inception)
                                                 ended             to
                                               March 31,        March 31,
                                                   2001             2001
                                             -------------    -------------


Revenues                                     $        --      $        --
                                             -------------    -------------


Expenses
  Organization expenses                               --                250
  Legal expenses                                      --              1,000
  Administrative expenses                            1,086            8,084
  Professional fees                                   --                962
                                             -------------    -------------
     Total Expenses                                  1,086           10,296
                                             -------------    -------------


Net Loss                                     $      (1,086)   $     (10,296)
                                             =============    =============


Net Loss Per Common Share                    $      (0.000)   $      (0.002)
                                             =============    =============

Weighted Average Shares of Common Stock
  Outstanding                                    5,000,000        5,000,000
                                             =============    =============




  See accompanying summary of notes to unaudited condensed financial statements

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                      For the
                                                                    period from
                                                                   February 24,
                                                       For the         2000
                                                    three months    (inception)
                                                        ended           to
                                                      March 31,      March 31,
                                                         2001           2001
                                                    ------------   ------------

Cash Flows From Operating Activities
  Net loss                                          $     (1,086)  $    (10,296)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issuance of stock for services and expenses           --            4,000
      Increase in accounts payable                          --            3,500
                                                    ------------   ------------
          Net Cash Used In Operating
            Activities                                    (1,086)        (2,796)
                                                    ------------   ------------

Cash Flows From Financing Activities
   Issuance of stock for cash                               --            1,000
   Contributed Capital                                     1,063          1,813
                                                    ------------   ------------
          Net Cash Provided by Financing
            Activities                                     1,063          2,813
                                                    ------------   ------------

            Net Increase in Cash                             (23)            17

Cash, Beginning of Period                                     40           --
                                                    ------------   ------------

Cash, End of Period                                 $         17   $         17
                                                    ============   ============



Supplemental Disclosure of Cash Flow Information
  Interest paid                                     $       --     $       --
                                                    ============   ============
  Income taxes paid                                 $       --     $       --
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

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These financial statements show that there are no revenues and current liabilities exceed current assets by $3,483 and $3,460 at March 31, 2001 and December 31, 2000, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

         In regard to marketing, we are planning and anticipating additional new corporate relationships with a view toward promoting website usage and growth of subscribers.

         We believe that we have sufficient capital to sustain our operations at the current level for the next twelve months. However, in the near future we will be seeking additional capital in order to accelerate our growth. Our efforts to finance the Company and its operations may result in the issuance of equity and debt instruments. This and other financing activity may result in the dilution of shareholder equity. If rapid growth were to occur, we would need to purchase additional hardware and hire customer support personnel.

         We have not identified any specific future financing sources other than our officers, directors and shareholders. If we are unable to raise additional capital, we would not be able to market our website in an accelerated manner. We expect to incur financial losses for the foreseeable future.

         As shown in our accompanying financial statements, we incurred net losses of $147,909 for the three months ending March 31, 2001. Our current liabilities exceed our current assets by $821, 558 as of March 31, 2001. Our ability to continue as a going concern is dependent on financing our operations and may include the sale of common stock or borrowing of money.


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

Item 5.           Other Information

                  Manner of Presentation.
                  ----------------------

                  This Form 10-QSB includes the financial statements for Quadric Acquisition Corporation for the first quarter of 2001. Quadric was inactive during the first quarter of 2001. Zkid did not become a reporting company until it succeeded to Quadric's reporting obligations on April 25, 2001. Although Quadric Acquisition Corporation was the legal acquiror, Zkid is the accounting acquiror and therefore, the historical financial statements included in this filing are those of Zkid, the accounting acquiror.

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit Number                 Description
         --------------                 -----------

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