Form 10KSB/A
period 2000-12-31
ZKID NETWORK CO
filed 2002-01-17
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2
(Mark One)
[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

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

         We have one verbal agreement with a content provider. The content provider is Sports Profiles. This agreement allows us to link to Sports Profiles' website and utilize their extensive "kid-friendly" view of the sporting events world. In exchange for our agreement with Sports Profiles, we will provide a link from our website to their website. Presently, this mutual website linking will not result in any company costs or revenues.

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

         We believe that our Zkid network product can be rapidly introduced to the public by utilizing co-packaging or co-bundling with other child-oriented products. We will produce a Zkid Compact Disk (CD) which will contain our KidsKeep client software for loading on personal computers. Our CD is ready for production. We will seek out corporate sellers of child-oriented products and offer to co-bundle or co-package our Zkid CD product with their product packaging. Presently, we have not entered into any co-marketing or co-packaging agreements. CD production will be initiated prior to any marketing program.

         We believe that our subscriber base will grow in direct proportion to our co-marketing results. Currently, our network has the capability to handle 50,000 users/subscribers. We anticipate charging a monthly fee of $7.95 per subscriber. We expect that our initial marketing campaign will offer a sample free 30-day trial period for potential subscribers. We will obtain subscribers by co-marketing our Zkid network software product with consumer brand products. The consumer brand product will offer the our network software product as a value added item with the purpose of increasing sales of the branded product at the retail level. This co-marketing of our product with branded products will deliver us users/subscribers. This co-marketing method of offering our value added software product to the consumer brand product companies will enable us to reach a vast number of potential subscribers without any advance marketing costs. An example of this type of co-marketing would be an offer of our network software product on the back of a branded breakfast cereal product offering a free trial period to our Zkid Network. The potential user/subscriber will be directed to our website for registration. We will send the registered user a CD-ROM disk enabling them to use our website for a free trial period. When we begin to sign-up the free-trial subscribers, we will not receive any revenues. We anticipate that free-trial subscribers will become paying subscribers after the trial period ends. It will cost us approximately $0.90 to produce and send the registered user the CD-ROM disk. We are unable to estimate what number of free-trial subscribes may become paying subscribers. Our network development and content is ready for subscriber use up to 50,000 individuals. Presently, we have no paying subscribers. Our free-trail offers have not yet been initiated.

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

         Our short-term cash requirements will be used to sustain our fixed operational expenses which are approximately $30,000 per month. Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come from personal loans provided by officers, directors, shareholders and others. We may offer common stock on a private basis in addition to the personal loans. There are no written agreements obligating the officers, directors, shareholders or others to loan money to the company.

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

Dated: January 16, 2002


Zkid Network Company



/s/ Donald Weisberg
---------------------------
By: Donald Weisberg
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Donald Weisberg                                             January 16, 2002
---------------------------
By: Donald Weisberg
Title: President, Director


/s/ Paul Gulli                                                  January 16, 2002
---------------------------
By: Paul Gulli
Title: Secretary

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



/s/ DiRocco and  Dombrow, P.A.
------------------------------
DiRocco and  Dombrow, P.A.
January 12, 2001


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                              December 31,    December 31,
                                                                   2000            1999
                                                              ------------    ------------

Current Assets
  Cash                                                        $      2,348    $      9,205
                                                              ------------    ------------
          Total Current Assets                                       2,348           9,205
                                                              ------------    ------------

Furniture and Equipment                                             31,585          28,990
                                                              ------------    ------------

Other Assets
  Deposits                                                           1,265            --
                                                              ------------    ------------
          Total Other Assets                                         1,265            --
                                                              ------------    ------------
          Total Assets                                        $     31,585    $     38,195
                                                              ============    ============



                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                       $     73,109    $     11,520
  Due to stockholder                                               605,695         115,510
                                                              ------------    ------------
          Total Current Liabilities                                678,804         127,030
                                                              ------------    ------------

Stockholder's Deficit
  Common stock, $.001 par value, 3,000
  shares authorized, issued and outstanding                              3               3
  Accumulated deficit during development stage                    (643,609)        (88,838)
                                                              ------------    ------------
          Total Stockholder's Deficit                             (643,606)        (88,835)
                                                              ------------    ------------

          Total Liabilities and Stockholder's Deficit         $     31,585    $     38,195
                                                              ============    ============





   The accompanying notes are an integral part of these financial statements.


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                       For the period  For the period
                                                            from            from
                                                          inception       inception
                                          For the        (August 25,     (August 25,
                                         year ended       1999) to        1999) to
                                        December 31,    December 31,    December 31,
                                             2000            1999            2000
                                        ------------    ------------    ------------

Expenses
  Research and development                   185,531            --           185,531
  Selling, general and administrative   $    354,942    $     86,069    $    441,011
  Depreciation                                14,298           2,769          17,067
                                        ------------    ------------    ------------
          Total Expenses                     554,771          88,838         643,609
                                        ------------    ------------    ------------

          Net Loss                      $   (554,771)   $    (88,838)   $   (643,609)
                                        ============    ============    ============


   Basic loss per share                 $    (184.92)   $     (29.62)   $    (214.54)
                                        ============    ============    ============

  Weighted average common shares               3,000           3,000           3,000
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


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDER'S DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                   Additional
                                         Common                     Paid-in     Accumulated
                                         Stock         Amount       Capital       Deficit         Total
                                      -----------   -----------   -----------   -----------    -----------
Issuance of common stock
  for cash                                  3,000   $         3   $      --     $      --      $         3

      Net loss for the period from
        inception (August 25, 1999)
        to December 31, 1999                 --            --            --         (88,838)       (88,838)
                                      -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1999                3,000             3          --         (88,838)       (88,835)

Net loss for the year ended
  December 31, 2000                          --            --            --        (554,771)      (554,771)
                                      -----------   -----------   -----------   -----------    -----------


 Balance at December 31, 2000               3,000   $         3   $      --     $  (643,609)   $  (643,606)
                                      ===========   ===========   ===========   ===========    ===========









   The accompanying notes are an integral part of these financial statements.


                             E.KIDNETWORK.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                             For the period  For the period
                                                                  from            from
                                                                inception       inception
                                                For the        (August 25,     (August 25,
                                               year ended       1999) to        1999) to
                                              December 31,    December 31,    December 31,
                                                   2000            1999            2000
                                              ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                    $   (554,771)   $    (88,838)   $   (643,609)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation expense                            14,298           2,769          17,067
    Increase in deposits                            (1,265)           --            (1,265)
    Increase (decrease) in accounts payable         61,589          11,520          73,109
                                              ------------    ------------    ------------
Net cash used in operating activities             (480,149)        (74,549)       (554,698)
                                              ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of furniture and equipment            (16,893)        (31,759)        (48,652)
                                              ------------    ------------    ------------
Net cash used in investing activities              (16,893)        (31,759)        (48,652)
                                              ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of common
     stock                                            --                 3               3
   Advances from stockholder loans                 490,185         115,510         605,695
                                              ------------    ------------    ------------
Net cash provided by financing activities          490,185         115,513         605,698
                                              ------------    ------------    ------------

Net increase (decrease) in cash                     (6,857)          9,205           2,348

Cash at beginning of year                            9,205            --              --
                                              ------------    ------------    ------------

Cash at end of year                           $      2,348    $      9,205    $      2,348
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