Form 10QSB/A
period 2001-03-31
ZKID NETWORK CO
filed 2002-01-17
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2
(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Item 1.           Financial Statements.  (Unaudited)

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------


Board of Directors
Z.Kid Network Co. & Subsidiary
Chicago, IL

We have reviewed the accompanying condensed pro forma consolidated balance sheet of Z.Kid Network Co. & Subsidiary (formerly E.kid Network.com, Inc.) as of March 31, 2001 and 2000 and the related condensed pro forma statements of operations and cash flows for the three months ended March 31, 2001 and for the period August 25, 1999 (inception) to March 31, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These condensed pro forma consolidated statements are the responsibility of the Company's management.

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

/s/ DiRocco & Dombrow, P.A.
---------------------------
DiRocco & Dombrow, P.A.
May 24, 2001
Fort Lauderdale, Florida


                         Z.KID NETWORK CO. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                March 31,     December 31,
                                                                   2001            2000
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
Current Assets
  Cash                                                        $     46,773    $      2,406
                                                              ------------    ------------
          Total Current Assets                                      46,773           2,406
                                                              ------------    ------------

Furniture and Equipment                                             38,779          31,585
                                                              ------------    ------------

Other Assets
  Cost in excess of net assets                                     212,502         216,668
  Deposits                                                           1,265           1,265
                                                              ------------    ------------
          Total Other Assets                                       213,767         217,933
                                                              ------------    ------------
          Total Assets                                        $    299,319    $    251,924
                                                              ============    ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                               $    112,500    $       --
  Accounts payable and accrued expenses                             64,636          76,609
  Due to stockholder                                               691,195         605,695
                                                              ------------    ------------
          Total Current Liabilities                                868,331         682,304
                                                              ------------    ------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 1,000,000 issued and
    outstanding, respectively                                        1,000           1,000
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 21,857,034 issued and
    outstanding, respectively                                        2,185           2,185
  Additional paid in capital                                       591,285         591,285
  Accumulated deficit during development stage                    (815,575)       (676,943)
  Deficit                                                         (347,907)       (347,907)
                                                              ------------    ------------
          Total Stockholders' Deficit                             (392,758)       (244,849)
                                                              ------------    ------------

          Total Liabilities and Stockholders' Deficit         $    299,319    $    251,924
                                                              ============    ============


See accompanying summary of notes to unaudited condensed pro forma consolidated financial statements.


                        Z.KID NETWORK CO. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               For the period
                                                                                    from
                                            For the three months ended            August 25,
                                        ----------------------------------    1999 (Inception)
                                            March 31,          March 31,        to March 31,
                                               2001               2000               2001
                                        ---------------    ---------------    ---------------
Expenses
  Research and development                         --                 --              185,531
  Selling, general and administrative   $       131,210    $        54,818    $       572,221
  Depreciation and amortization                   7,422              4,166             57,823
                                        ---------------    ---------------    ---------------
          Total Expenses                        147,909             58,984            639,321
                                        ---------------    ---------------    ---------------

          Net Loss                      $      (138,632)   $       (58,984)   $      (815,575)
                                        ===============    ===============    ===============


   Basic loss per share                 $          (.01)   $          (.01)   $          (.04)
                                        ===============    ===============    ===============

  Weighted average common shares             21,857,034         11,174,786         21,857,034
                                        ===============    ===============    ===============






See accompanying summary of notes to unaudited condensed pro forma consolidated financial statements.


                         Z.KID NETWORK CO. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       For the period
                                                                                            from
                                                   For the three months ended             August 25,
                                              ------------------------------------    1999 (Inception)
                                                  March 31,           March 31,         to March 31,
                                                      2001                2000                2001
                                              ----------------    ----------------    ----------------
Cash flows from operating activities:
  Net loss                                    $       (138,632)   $        (58,984)   $       (815,517)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                        7,422               4,166              57,823
    Increase in deposits                                  --                  --                (1,265)
    Increase (decrease) in accounts payable            (11,973)                 91              61,136
                                              ----------------    ----------------    ----------------
Net cash used in operating activities                 (143,183)            (54,727)           (697,823)
                                              ----------------    ----------------    ----------------

Cash flows from investing activities:
    Costs in excess of assets acquired                 (10,450)             (1,510)
    Purchase of furniture and equipment                   --                  --               (59,102)
                                              ----------------    ----------------    ----------------
Net cash used in investing activities                  (10,450)             (1,510)            (59,102)
                                              ----------------    ----------------    ----------------

Cash flows from financing activities:
    Proceeds from issuance of common
      stock                                               --                  --                     3
    Proceeds from notes payable                        112,500                --               112,500
   Advances from stockholder loans                      85,500              59,522             691,195
                                              ----------------    ----------------    ----------------
Net cash provided by financing activities              198,000              59,522             803,698
                                              ----------------    ----------------    ----------------

Net increase in cash                                    44,367               3,285              46,773

Cash at beginning of year                                2,406               9,205                --
                                              ----------------    ----------------    ----------------

Cash at end of year                           $         46,773    $         12,490    $         46,773
                                              ================    ================    ================



See accompanying summary of notes to unaudited condensed pro forma consolidated financial statements.

                        Z.KID NETWORK CO. AND SUBSIDIARY
                       (FORMERLY E.KID NETWORK.COM, INC.)
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Zkid Network Company and Subsidiary, Inc. (formerly E.kid Network.com, Inc.) (the Company), the accompanying unaudited condensed pro forma consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of its consolidated operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of the consolidated results for a full year.

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

The acquisition has been accounted for as a recapitalization of Z.kid Network Company. All significant intercompany transactions have been eliminated.

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

                        Z.KID NETWORK CO. AND SUBSIDIARY
                       (FORMERLY E.KID NETWORK.COM, INC.)
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


2. Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

On January 24, 2001, the Company f/k/a East Coeur D'Alene Silver Mines, Inc. changed its name to Z.Kid Network Co. (formerly E.kid Network.com, Inc.). On January 23, 2001, the Company acquired all of the issued and outstanding common shares of E.Kidnetwork.com, Inc. in exchange for 15,000,000 shares, net of its restricted common stock and 1,000,000 shares of its restricted Series A preferred stock valued at $750,000. The acquisition was accounted for as a consolidation of a wholly owned subsidiary, with the assets and liabilities recorded at historical costs, and the results of the subsidiary's operations included in the Company's consolidated financial statements.

On January 23, 2001, 9,000,000 shares of the Company's common stock, owned by a majority shareholder, were cancelled in accordance with the capitalization requirement of this business combination.

On April 25, 2001, the Company acquired all of the issued and outstanding shares of the common stock of Quadric Acquisition Corporation in exchange for 5,000,000 shares of its restricted common stock valued at $250,000. The acquisition will be accounted for as a recapitalization of z.Kid Network Co. (formerly E.kid Network.com, Inc.). All significant intercompany transactions have been eliminated.

A re-capitalization of the stockholders' equity of the Company has not been presented since the Quadric acquisition is a reverse acquisition and because Quadric had an immaterial amount of net monetary assets at the time of acquisition. The Company was the acquirer of Quadric and the stockholders of the Company maintained majority stock ownership subsequent to the acquisition transaction.

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

                        Z.KID NETWORK CO. AND SUBSIDIARY
                       (FORMERLY E.KID NETWORK.COM, INC.)
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


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

                        Z.KID NETWORK CO. AND SUBSIDIARY
                       (FORMERLY E.KID NETWORK.COM, INC.)
          NOTES TO CONDENSED PROFORMA CONSOLIDATED FINANCIAL STATEMENTS


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