Form 10KSB/A
period 2000-12-31
ZKID NETWORK CO
filed 2002-04-10
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3
(Mark One)
[ ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934                         For the fiscal year ended December 31, 2000.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______________ to ______________ Commission file number_________________________________________


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


        Nevada                                             91-2027724
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)



445 West Erie St., Suite 106B, Chicago, IL                       60610
------------------------------------------             -------------------------
(Address of principal executive offices)                       (Zip Code)



Issuer's telephone number,(   312   )      654        -           0733
                           ---------  ---------------   ------------------------

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

                              ZKID NETWORK COMPANY
                                   FORM 10-KSB

                                December 31, 2000


                                                                            Page
PART I.......................................................................

ITEM 1.  Business............................................................
ITEM 2.  Properties..........................................................
ITEM 3.  Legal Proceedings...................................................
ITEM 4.  Submission of Matters to vote of Security Holders...................

PART II......................................................................

ITEM 5.  Market for Common Equity and Related Stockholder Matters............
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................
ITEM 7.  Financial Statements................................................
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................

PART III.....................................................................

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........
ITEM 10.  Executive Compensation.............................................
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....
ITEM 12.  Certain Relationships and Related Transactions.....................

PART IV......................................................................

ITEM 13.  Exhibits and Reports on Form 8-K...................................
SIGNATURES...................................................................
EXHIBIT INDEX................................................................

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

(d)  Recent Sales of Unregistered Securities

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

     We believe that our subscriber base will grow in direct proportion to our co-marketing results. Currently, our network has the capability to handle 50,000 users/subscribers. We anticipate charging a monthly fee of $7.95 per subscriber. We expect that our initial marketing campaign will offer a sample free 30-day trial period for potential subscribers. We will obtain subscribers by co-marketing our Zkid network software product with consumer brand products. The consumer brand product will offer our network software product as a value added item with the purpose of increasing sales of the branded product at the retail level. We believe that co-marketing our product with branded products will deliver us users/subscribers. The potential users/subscribers will be directed to our website for registration. We will send the registered users a CD-ROM disk enabling them to use our website for a free trial period. When we begin to sign-up the free-trial subscribers, we will not receive any revenues. We anticipate that free-trial subscribers will become paying subscribers after the trial period ends. It will cost us approximately $0.90 to produce and send the registered user the CD-ROM disk. We are unable to estimate what number of free-trial subscribes may become paying subscribers. Our network development and content is ready for subscriber use up to 50,000 individuals. Presently, we have no paying subscribers. Our free-trial offers have not yet been initiated.


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

     Our short-term cash requirements will be used to sustain our fixed operational expenses which are approximately $30,000 per month. Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come from personal loans provided by officers, directors, shareholders and others. We may offer common stock on a private basis in addition to the personal loans. There are no written agreements obligating the officers, directors, shareholders or others to loan money to the our company.


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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Financial Disclosure.

     There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance Compliance with Section 16(a) of the Exchange Act.


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

(a)  Changes in Control. See Item 1 "Changes in Control of Registrant" paragraph
     (b)above.


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

(a)  Certain Business Relationships.

     Except as set forth in (a) above, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(b)  Indebtedness of Management.

No member of Zkid's management is or has been indebted to Zkid since the beginning of its last fiscal year.

(c)  Transactions with Promoters.

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

        99.1               Transaction Summary

        99.2 Zkid Network Company Pro Forma Consolidated Financial Statements for period ending December 31, 2000
                           Review Report Independent Auditor
                           Pro Forma Consolidated Balance Sheet
                           Pro Forma Consolidated Statement of Operations
                           Notes to Pro Forma Consolidated Financial Statements

        99.3               E.Kid  Network.com,  Inc.  Financial  Statements  For
                           Years Ending
                           December 31, 1999 and 2000 and Inception through December 31, 2000
                           Independent Auditor's Report
                           Balance Sheet
                           Statement of Operations
                           Statement of Stockholder's Deficit
                           Statement of Cash Flows
                           Notes to Financial Statements

        99.4 Financial Statement of East Coeur d'Alene Silver Mines, Inc. for the period December 31, 1999 and 2000
                           Independent Auditor's Report
                           Balance Sheet
                           Statement of Operations
                           Statement of Stockholder's Deficit
                           Statement of Cash Flows
                           Notes to Financial Statements

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


Dated: February 13, 2002


Zkid Network Company



/s/ Donald Weisberg
-------------------
By: Donald Weisberg
Title: President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Donald Weisberg                                            February 13, 2002
--------------------------
By: Donald Weisberg
Title: President, Director


/s/ Paul Gulli                                                 February 13, 2002
--------------------------
By: Paul Gulli
Title: Secretary

                        QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT
                  FOR THE PERIOD FEBRUARY 24, 2000 (INCEPTION)
                              TO DECEMBER 31, 2000

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL STATEMENTS

  Balance Sheet                                                               2
  Statement of Operations                                                     3
  Statement of Stockholders' Deficit                                          4
  Statement of Cash Flows                                                     5

NOTES TO FINANCIAL STATEMENTS                                                6-9

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
                                                                        =======

  The accompanying notes are an intergral part of these financial statements.

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000



Revenues                                                            $      --
                                                                    -----------


Expenses
  Organization expenses                                                     250
  Legal expenses                                                          1,000
  Administrative expenses                                                 6,998
  Professional fees                                                         962
                                                                    -----------
     Total Expenses                                                       9,210
                                                                    -----------


Net Loss                                                            $    (9,210)
                                                                    ===========


Net Loss Per Common Share                                           $     (0.00)
                                                                    ===========

Weighted Average Shares of Common Stock
  Outstanding                                                         5,000,000
                                                                    ===========

  The accompanying notes are an intergral part of these financial statements.



                            QUADRIC ACQUISITION CORP
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000



                                     Common Stock          Additional
                               -------------------------     Paid-in     Accumulated
                                  Shares        Amount       Capital       Deficit         Total
                               -----------   -----------   -----------   -----------    -----------

Issuance of common stock
  for cash                       1,000,000     $   1,000     $    --       $    --          $ 1,000

Issuance of common stock
  for services and expenses      4,000,000         4,000          --            --            4,000

Contributed capital                   --            --             750          --              750

Net loss for the period
  ended December 31, 2000             --            --            --          (9,210)        (9,210)
                               -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2000     5,000,000     $   5,000     $     750     $  (9,210)     $  (3,460)
                               ===========   ===========   ===========   ===========    ===========

  The accompanying notes are an intergral part of these financial statements.

                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM FEBRUARY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000


Cash Flows From Operating Activities
  Net loss                                                            $  (9,210)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issuance of stock for services and expenses                         4,000
      Increase in accounts payable                                        3,500
                                                                      ---------
          Net Cash Used In Operating
            Activities                                                   (1,710)
                                                                      ---------

Cash Flows From Financing Activities
   Issuance of stock for cash                                             1,000
   Contributed Capital                                                      750
                                                                      ---------
          Net Cash Provided by Financing
            Activities                                                    1,750
                                                                      ---------

            Net Increase in Cash                                             40

Cash, Beginning of Year                                                    --
                                                                      ---------

Cash, End of Year                                                     $      40
                                                                      =========


Supplemental Disclosure of Cash Flow Information
  Interest paid                                                       $    --
                                                                      =========
  Income taxes paid                                                   $    --
                                                                      =========


During 2000, the Company issued 4,000,000 shares of its common stock in consideration for organization and professional costs incurred by a related party on the Company's behalf.



  The accompanying notes are an intergral part of these financial statements.

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

NOTE 5 - SUBSEQUENT EVENT

On April 25, 2001, 100% of the Company's  outstanding  common stock was acquired
by  Z.Kid  Network  Company.   Z.Kid  Network  Company  will  be  the  surviving
corporation and the Company will be the disappearing corporation.