Form 10QSB/A
period 2001-03-31
ZKID NETWORK CO
filed 2002-04-10
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

     FORM 10-QSB/A  Amendment No. 3

(Mark One)

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----     ACT OF 1934

                                  For the quarterly period ending March 31, 2001


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----     ACT OF 1934


                              For the transition period from         to
                                                             -------   --------

Commission file number       0-29981
                       -----------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                         91-2072623
-------------------------------               ----------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                    60610
-----------------------------------------       --------------------------------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number, (  312    )      654       -         0733
                           -----------  -------------   ----------------------


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

     Transitional Small Business Disclosure Format
     (Check One)
     Yes    No X
        ---   ---

                              ZKID NETWORK COMPANY
                                   FORM 10-QSB


                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)


                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

INDEPENDENT ACCOUNTANTS' REPORT                                             1

FINANCIAL STATEMENTS

BALANCE SHEETS                                                              2

STATEMENTS OF OPERATIONS                                                    3

STATEMENTS OF CASH FLOWS                                                    4

NOTES TO FINANCIAL STATEMENTS                                             5 - 6

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



/s/ DiRocco & Dombrow, P.A.
---------------------------
May 24, 2001


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
                                                           ============    ============



 See accompanying summary of notes to unaudited condensed financial statements.


                         QUADRIC ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS




                                          For the  Period                       For the  Period
                                           from February                         from February
                                              24, 2000                              24, 2000
                                          (Inception) to      Months Ended      (Inception) to
                                             March 31,          March 31,          March 31,
                                                  2001               2001               2000
                                          ---------------    ---------------    ---------------

Revenues                                  $          --      $          --      $          --
                                          ---------------    ---------------    ---------------


Expenses
Organization expenses                                 250               --                  250
Legal expenses                                      1,000               --                1,000
Administrative expenses                             8,084              1,086              2,750
Professional fees                                     962               --                 --
                                          ---------------    ---------------    ---------------
Total Expenses                                     10,296              1,086              4,000
                                          ---------------    ---------------    ---------------


Net Loss                                  $       (10,296)   $        (1,086)   $        (4,000)
                                          ===============    ===============    ===============


Net Loss Per Common Share                                    $         (0.00)   $         (0.00)
                                                             ===============    ===============

Weighted Average Shares of Common Stock
Outstanding                                                        5,000,000          5,000,000
                                                             ===============    ===============


 See accompanying summary of notes to unaudited condensed financial statements.


                        QUADRIC ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    For the  Period                       For the  Period
                                                     from February                         from February
                                                        24, 2000                              24, 2000
                                                    (Inception) to      Months Ended      (Inception) to
                                                       March 31,          March 31,          March 31,
                                                            2001               2001               2000
                                                    ---------------    ---------------    ---------------
Cash Flows From Operating Activities
  Net loss                                          $       (10,296)   $        (1,086)   $        (4,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issuance of stock for services and expenses             4,000               --                4,000
      Increase in accounts payable                            3,500               --                 --
                                                    ---------------    ---------------    ---------------
          Net Cash Used In Operating
            Activities                                       (2,796)            (1,086)              --
                                                    ---------------    ---------------    ---------------

Cash Flows From Financing Activities
   Issuance of stock for cash                                 1,000               --                1,000
   Contributed Capital                                        1,813              1,063               --
                                                    ---------------    ---------------    ---------------
          Net Cash Provided by Financing
            Activities                                        2,813              1,063              1,000
                                                    ---------------    ---------------    ---------------

            Net Increase in Cash                                 17                (23)             1,000

Cash, Beginning of Period                                      --                   40               --
                                                    ---------------    ---------------    ---------------

Cash, End of Period                                 $            17    $            17    $         1,000
                                                    ===============    ===============    ===============

Supplemental Disclosure of Cash Flow Information
  Interest paid                                     $          --      $          --      $          --
                                                    ===============    ===============    ===============
  Income taxes paid                                 $          --      $          --      $          --
                                                    ===============    ===============    ===============

Non Cash Transactions
Stock issued for services and expenses              $         4,000    $          --      $         4,000
                                                    ===============    ===============    ===============

 See accompanying summary of notes to unaudited condensed financial statements.

                         QUADRIC ACQUISITION CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. Presentation of Interim Information

In the opinion of the management of Quadric Acquisition Corporation ("Quadric" or the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of the results for a full year.

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


3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These financial statements show that there are no revenues and current liabilities exceed current assets by $3,483 and $3,460 at March 31, 2001 and December 31, 2000, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a go of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         QUADRIC ACQUISITION CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


4.  Subsequent Event

On April 25, 2001, Quadric was acquired by zKidnetwork Company ("zKid") in exchange for 5,000,000 shares of zKid's restricted common stock. The shares were valued at their fair market value at the date of acquisition of $250,000. The transaction was treated as a financing arrangement whereby zkid became the successor to the reporting requirements, pursuant to section 12-G(3) and Quadric was subsequently dissolved. The cost of the acquisition was expensed during the period as financing costs. At the date of acquisition Quadric had no significant assets or liabilities or continuing operations. Subsequent to the transaction the financial statements reflect those of zKid. Upon completing the acquisition the original stockholders of zKid owned the controlling interest of Quadric.

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

     As shown in our accompanying financial statements, we incurred net losses of $147,909 for the three months ending March 31, 2001. Our current liabilities exceed our current assets by $821,558 as of March 31, 2001. Our ability to continue as a going concern is dependent on financing our operations and may include the sale of common stock or borrowing of money.


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

          99.1               Transaction Summary

          99.2 Pro Forma Financial Statements of Zkid Network Company (formerly E.Kid Network.com, Inc.) for the period ending March 31, 2001
                        Pro Forma Condensed Balance Sheet
                        Pro Forma Condensed Statement of Operations
                        Notes to Condensed Financial Statements

         99.3 Financial Statements of Zkid Network Company (formerly E.Kid Network.com, Inc) for period ending March 31, 2001 and December 31, 2000
                        Review Report Independent Auditor
                        Condensed Balance Sheet
                        Condensed Statement of Operations
                        Condensed Statement of Cash Flows
                        Notes to Condensed Financial Statements

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