Form 10QSB/A
period 2001-06-30
ZKID NETWORK CO
filed 2002-04-10
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1
(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ending June 30, 2001


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the transition period from         to
                                                              -------   --------

Commission file number         0-29981
                       -----------------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                        91-2072623
-------------------------------              -----------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                 60610
--------------------------------------------   --------------------------------
(Address of principal executive offices)                 (Zip Code)



Issuer's telephone number,(   312   )     654       -         0733
                           ---------  -------------   ----------------------


--------------------------------------------------------------------------------
          Former Name, former address and former fiscal year if changed since last report

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

     Applicable on to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 36,857,034
                                                  ----------

     Transitional Small Business Disclosure Format
     (Check One)
     Yes    No X
        ---   ---

                              ZKID NETWORK COMPANY
                                   FORM 10-QSB


                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

                 TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

INDEPENDENT ACCOUNTANTS' REPORT                                               1

FINANCIAL STATEMENTS

BALANCE SHEETS                                                                2

STATEMENTS OF OPERATIONS                                                      3

STATEMENTS OF CASH FLOWS                                                      4

NOTES TO FINANCIAL STATEMENTS                                                5-6

                            DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) as of June 30, 2001 and the related condensed statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and for the period from August 25, 1999 (inception) to June 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2001. These condensed statements are the responsibility of the Company's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the condensed financial statements, the Company has experienced continuing losses since inception and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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






/s/ DiRocco & Dombrow, P.A.
---------------------------
May 24, 2001 (except for notes 1 and 5 which are as of February 5, 2002)


                              ZKID NETWORK COMPANY
                       (FORMERLY E.KIDNETWORK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             June 30,      December 31,
                                                                2001            2000
                                                           ------------    ------------
                                                            (Unaudited)      (Audited)
Current Assets
Cash                                                       $     20,157    $      2,348
                                                           ------------    ------------
Total Current Assets                                             20,157           2,348
                                                           ------------    ------------

Furniture and Equipment (net)                                    35,523          31,585
                                                           ------------    ------------

Other Assets
Deposits                                                          1,265           1,265
                                                           ------------    ------------
Total Other Assets                                                1,265           1,265
                                                           ------------    ------------
Total Assets                                               $     56,945    $     35,198
                                                           ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes payable                                              $    190,000    $       --
Accounts payable and accrued expenses                            79,246          73,109
Due to stockholder                                              663,732         605,695
                                                           ------------    ------------
Total Current Liabilities                                       932,978         678,804
                                                           ------------    ------------

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000
shares authorized, 1,000,000 issued and
outstanding, respectively                                         1,000           1,000
Common stock, $.0001 par value, 100,000,000 shares
authorized, 21,858,875 and 15,000,000 issued and
outstanding, respectively                                         2,186           1,500
Additional paid in capital                                      249,500            --
Stock issued at less than par value                              (2,683)         (2,497)
Accumulated deficit during development stage                 (1,126,036)       (643,609)
                                                           ------------    ------------
Total Stockholders' Deficit                                    (876,033)       (643,606)
                                                           ------------    ------------

Total Liabilities and Stockholders' Deficit                $     56,945    $     35,198
                                                           ============    ============

 See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                       For the three months ended      For the nine months ended    For the period
                                                June 30,                        June 30,            from August 25,
                                      ----------------------------    ----------------------------  1999 (inception
                                           2001            2000            2001            2000     to June 30, 2001
                                      ------------    ------------    ------------    ------------    ------------
Expenses

Selling, general and administrative   $     87,506    $    135,047    $    225,915    $    456,024    $    852,457
Financing costs                            250,000            --           250,000            --           250,000
Depreciation and amortization                6,512            --             6,512            --            23,579
                                      ------------    ------------    ------------    ------------    ------------
Total Expenses                             344,018         135,047         482,427         456,024       1,126,036
                                      ------------    ------------    ------------    ------------    ------------

Net Loss                              $   (344,018)   $   (135,047)   $   (482,427)   $   (456,024)   $ (1,126,036)
                                      ============    ============    ============    ============    ============


Basic loss per share                  $      (0.02)   $      (0.01)   $      (0.02)   $      (0.04)
                                      ============    ============    ============    ============

Weighted average common shares          21,858,875      11,174,786      21,858,875      11,174,786
                                      ============    ============    ============    ============

 See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                               For the six months ended      For the period
                                                       June 30,              from August 25,
                                            ------------------------------   1999 (inception)
                                                  2001             2000      to June 30, 2001
                                            -------------    -------------    -------------
Cash flows from operating activities:
Net loss                                    $    (482,427)   $    (456,024)   $  (1,126,036)
Adjustments to reconcile net loss to net
cash used in operating activities:
Financing costs                                   250,000             --            250,000
Depreciation and amortization                       6,512             --             23,579
Increase in deposits                                 --               --             (1,265)
Increase in accounts payable                        6,137           62,836           79,246
                                            -------------    -------------    -------------
Net cash used in operating activities            (219,778)        (393,188)        (774,476)
                                            -------------    -------------    -------------

Cash flow from investing activities:
Purchase of furniture and equipment               (10,450)         (19,875)         (59,102)
                                            -------------    -------------    -------------
Net cash used in investing activities             (10,450)         (19,875)         (59,102)
                                            -------------    -------------    -------------

Cash flows from financing activities:
Proceeds from issuance of common stock               --               --                  3
Proceeds from notes payable                       190,000             --            190,000
Advances from stockholder loans                    58,037          405,659          663,732
                                            -------------    -------------    -------------
Net cash provided by financing activities         248,037          405,659          853,735
                                            -------------    -------------    -------------

Net increase (decrease) in cash                    17,809           (7,404)          20,157

Cash at beginning of year                           2,348            9,205             --
                                            -------------    -------------    -------------

Cash at end of year                         $      20,157    $       1,801    $      20,157
                                            =============    =============    =============

Supplemental Information

Interest paid                               $        --      $        --      $        --
                                            =============    =============    =============

Income taxes paid                           $        --      $        --      $        --
                                            =============    =============    =============

Non-cash transactions:

On April 25, 2001 the Company acquired 100% of the outstanding common stock of Quadric Acquisition Corporation for 5,000,000 shares of its restricted common stock. The stock was valued at $250,000, or $0.05 per share, at the date of the transaction. The amount of the transaction was expensed at the time of acquisition as financing costs.

 See accompanying summary of notes to unaudited condensed financial statements.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of Zkid Network Company, formerly E.Kidnetwork.com, Inc., (the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of the results for a full year.

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


3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $912,821 and $676,456 at June 30, 2001 and December 31, 2000, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


4. Notes Payable

The Company is indebted to a stockholder in the amount of $90,000 as of June 30, 2001. Payment is due on demand and interest accrues at 8.0% per year. The note is not collateralized.

As of June 30, 2001, the Company is indebted in the amount of $100,000 to eight individuals under an agreement that provides for the conversion of the notes into 10,000,000 shares of the Company's common stock. Interest accrues at 8.0% per year.

As of June 30, 2001 the Company is indebted to the majority stockholder in the amount of $663,732. Payment is due on demand and interest accrues at 8.0% per year

4. Subsequent Events

In July, 2001 the $100,000 convertible notes were converted into 10,000,000 shares of the Company's common stock.

In July, 2001 $400,000 of the note payable to the majority stockholder was converted into 5,000,000 shares of the Company's common stock. The conversion took place at the rate of $0.08 per share, which reflected market value.

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

Item 5.  Other Information

     On July 25, 2001, the Company merged its wholly owned Delaware corporate subsidiary, Z.KidNetwork.com, Inc. into and with Zkid Network Company (Zkid). In connection with this merger, Zkid agreed to assume all outstanding corporate obligations of the subsidiary. These obligations included a promissory note, including accrued interest, payable to Jon A. Darmstadter in the amount of $697,585 and a promissory note payable to Donald Weisberg in the amount of $90,000. There are were eight convertible promissory notes totaling $100,000. Mr. Darmstadter has converted $400,000 of the principal and interest on his note into 5,000,000 common shares. The unpaid balance of the note is 297,585. The eight convertible promissory notes have been authorized for a collective conversion into 10,000,000 common shares. These conversions were exempt securities transactions under Section 3(a)(9) of the Securities Act of 1933, as amended. These conversion transactions bring the total issued and outstanding common stock to 36,857,034 shares.

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