Form 10QSB
period 2001-09-30
ZKID NETWORK CO
filed 2002-04-10
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ending September 30, 2001



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

Item 1.  Financial Statements.  (Unaudited)

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) as of September 30, 2001 and the related condensed statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and for the period from August 25, 1999 (inception) to September 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2001. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 27, 2001, we expressed an
unqualified  opinion  on  those  financial  statements.   In  our  opinion,  the
information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.






/s/ DiRocco & Dombrow, P.A.
---------------------------
May 24, 2001 (except for notes 1 and 5 which are as of February 5, 2002)


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                      ASSETS

                                                        September 30,    December 31,
                                                              2001             2000
                                                        -------------    -------------
                                                         (Unaudited)       (Audited)
Current Assets
Cash                                                    $      14,182    $       2,348
                                                        -------------    -------------
Total Current Assets                                           14,182            2,348
                                                        -------------    -------------

Furniture and Equipment (net)                                  32,267           31,585
                                                        -------------    -------------

Other Assets
Deposits                                                        1,265            1,265
                                                        -------------    -------------
Total Other Assets                                              1,265            1,265
                                                        -------------    -------------
Total Assets                                            $      47,714    $      35,198
                                                        =============    =============

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes payable                                           $     207,500    $        --
Accounts payable and accrued expenses                          95,285           73,109
Due to stockholder                                            239,910          605,695
                                                        -------------    -------------
Total Current Liabilities                                     542,695          678,804
                                                        -------------    -------------

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000
shares authorized, 1,000,000 issued and
outstanding, respectively                                       1,000            1,000
Common stock, $.0001 par value, 100,000,000 shares
authorized, 36,858,875 and 15,000,000 issued and
outstanding, respectively                                       3,686            1,500
Additional paid in capital                                    748,000             --
Stock issued at less than par value                            (2,683)          (2,497)
Accumulated deficit during development stage               (1,244,985)        (643,609)
                                                        -------------    -------------
Total Stockholders' Deficit                                  (494,982)        (643,606)
                                                        -------------    -------------

Total Liabilities and Stockholders' Deficit             $      47,713    $      35,198
                                                        =============    =============


 See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS




                                                                                                     for the period
                                                                                                      from August
                                       For the three months ended      For the nine months ended          1999
                                              September 30,                   September 30,           (inception)
                                      ----------------------------    ----------------------------    to September
                                           2001            2000            2001            2000        30, 2001
                                      ------------    ------------    ------------    ------------    ------------
Expenses

Selling, general and administrative   $    115,920    $    135,047    $    341,608    $    456,024    $    968,150
Financing costs                               --              --           250,000            --           250,000
Depreciation and amortization                3,256            --             9,768            --            26,835
                                      ------------    ------------    ------------    ------------    ------------
Total Expenses                             119,176         135,047         601,376         456,024       1,244,985
                                      ------------    ------------    ------------    ------------    ------------

Net Loss                              $   (119,176)   $   (135,047)   $   (601,376)   $   (456,024)   $ (1,244,985)
                                      ============    ============    ============    ============    ============


Basic loss per share                  $       --      $      (0.01)   $      (0.02)   $      (0.04)
                                      ============    ============    ============    ============

Weighted average common shares          36,858,875      11,174,786      36,858,875      11,174,786
                                      ============    ============    ============    ============

 See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                        For the period
                                                                        from August 25,
                                            For the nine months ended         1999
                                                   September 30,          (inception)
                                            --------------------------    to September
                                                   2001           2000      30, 2001
                                            -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                    $  (601,376)   $  (456,024)   $(1,244,985)
Adjustments to reconcile net loss to net
cash used in operating activities:
Financing costs                                 250,000           --          250,000
Depreciation and amortization                     9,768           --           26,835
Increase in deposits                               --             --           (1,265)
Increase in accounts payable                     22,176         62,836         95,285
                                            -----------    -----------    -----------
Net cash used in operating activities          (319,432)      (393,188)      (874,130)
                                            -----------    -----------    -----------

Cash flow from investing activities:
Purchase of furniture and equipment             (10,450)       (19,875)       (59,102)
                                            -----------    -----------    -----------
Net cash used in investing activities           (10,450)       (19,875)       (59,102)
                                            -----------    -----------    -----------

Cash flows from financing activities:
Proceeds from issuance of common stock             --             --                3
Proceeds from notes payable                     307,500           --          307,500
Advances from stockholder loans                  34,215        405,659        639,910
                                            -----------    -----------    -----------
Net cash provided by financing activities       341,715        405,659        947,413
                                            -----------    -----------    -----------

Net increase (decrease) in cash                  11,833         (7,404)        14,181

Cash at beginning of year                         2,348          9,205           --
                                            -----------    -----------    -----------

Cash at end of year                         $    14,181    $     1,801    $    14,181
                                            ===========    ===========    ===========

Supplemental Information

Interest paid                               $      --      $      --      $      --
                                            ===========    ===========    ===========

Income taxes paid                           $      --      $      --      $      --
                                            ===========    ===========    ===========

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

Supplemental Information (continued)
------------------------

Non-cash transactions: (continued)

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

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of Zkid Network Company, formerly E.Kidnetwork.com, Inc., (the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of the results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2000.


2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.


3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $536,847 and $676,456 at September 30, 2001 and December 31, 2000, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


4. Notes Payable

The Company is indebted to an individual in the amount of $132,500 as of September 30, 2001. Payment is due on demand and interest accrues at 8.0% per year. The note is not collateralized.

The Company is indebted to a corporate stockholder in the amount of $75,000. The note is due December 31, 2001 and bears interest at 8.0% per year.

As of September 30, 2001 the Company is indebted to the majority stockholder in the amount of $239,910. Payment is due on demand and interest accrues at 8.0% per year

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Item 2.  Changes in Securities and Use of Proceeds

     During the third quarter of 2001, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended.

On July 25, 2001, the Company issued Mr. Jon Darmstadter 5,000,000 common shares in exchange for a $400,000 principal reduction in the balance outstanding of a promissory note owed by the Company to him as a result of the E.Kid Network.com, Inc. merger. These securities were issued in an exempt transaction pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2001, the Company issued 10,000,000 common shares for the conversion of outstanding convertible promissory notes acquired as a result of the E.Kid Network.com, Inc. merger. These securities were issued pursuant to an exemption from the registration requirements under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year covered by this report.

Item 5.  Other Information

     None.

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

         (b) Reports on Form 8-K.   None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2002


ZKID NETWORK COMPANY


/s/ Donald Weisberg
-------------------
By: Donald Weisberg
Title: President