Form 10KSB
period 2001-12-31
ZKID NETWORK CO
filed 2002-04-10
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
[x]                            1934 For the fiscal year ended December 31, 2001.


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
[ ]             OF 1934 For the transition period from to Commission file number


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                           91-2027724
----------------------------------             ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



445 West Erie St., Suite 106B, Chicago, IL                      60610
-------------------------------------------          -------------------------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number,(   312     )     654       -          0733
                           -----------  -------------   -----------------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended December 31, 2001.

This report contains a total of _ pages. The Exhibit Index appears on page __.

As of December 31, 2001, there were 36,858,875 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates, 12,108,875 shares, was $3,874,840 based on the closing bid price March 27, 2002. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2001 and March 27, 2002, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                              ZKID NETWORK COMPANY

                                   FORM 10-KSB
                                December 31, 2001


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


PART I

Item 1.       Description of Business.

     (a)  Forward-looking  Statements.  Certain  statements  in this Form 10-KSB
          ---------------------------
Annual Report, particularly under Items 1 and 2, constitute "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

     (b) Our  Corporate  History.  The Company was  incorporated  in Delaware on
         -----------------------
August 25, 1999 under the name E.Kid Network.com, Inc. On January 23, 2001, Ekid acquired East Coeur d'Alene Silver Mines, Inc., a publicly held Nevada corporation, in a reverse merger transaction. On January 24, 2001, the Company changed its name to Zkid Network Company. On April 25, 2001, Zkid acquired Quadric Acquisition Corporation, a reporting registrant, in a section 12(g)3 merger transaction. As a result of this merger transaction, Zkid became the reporting registrant.

     (c) Business of the Issuer. Zkid Network Company is a media content company
         ----------------------
for children. Zkid has developed proprietary software, creating a completely animated and safe internet environment for children ages 4-12. This software program is called KidsKeep, "The Home of the Safe Internet for Children."

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

Table 1.

Bid Information
--------------------------------------------------------------------------------


Fiscal Quarter Ended                 Low              High
--------------------------------------------------------------------------------

December 31, 2001                    0.10             1.10
September 30, 2001                   0.10             1.25
June 30, 2001                        0.06             0.68
March 31, 2001                       0.06             0.08
December 31, 2000                    0.05             0.06
September 30, 2000                   0.05             0.05
June 30, 2000                        0.01             0.01
March 31, 2000                       0.01             0.01
December 31, 1999                    None             None

--------------------------------------------------------------------------------



(f)  Holders.

     Zkid Network has approximately 1,075 shareholders of its common stock as of December 31, 2001 holding 36,858,875 common shares.

(c)  Dividends.

     There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock. No cash dividends have been declared or paid to date and none are expected to be paid in the forseeable future.

(d) Recent Sales of Unregistered Securities. During the fourth quarter of 2001 no unregistered securities were sold.


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

Item 7.       Financial Statements.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Other  than  information   disclosed  under  Item  4  of  the  Registrant's
previously filed Current Reports on Form 8-K, there have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Zkid Network Company.

MANAGEMENT ZKID NETWORK COMPANY

Directors and Executive Officers
--------------------------------

The following persons are the Directors and Executive Officers of zKid Network Company, the parent corporation of the Delaware zKid Network Company.


Name                                Age                  Position(s)

Jon A. Darmstadter                  48                   Chief Executive Officer

Donald Weisberg                     53                   President

Paul G. Gulli                       38                   Secretary/Treasurer

     Mr. Darmstadter, in addition to his duties as CEO of Zkid Network Company, is currently a Director, President & CEO of The Children's Beverage Group, Inc., a manufacturer and marketer of unique products for the children's beverage market. He has worked for The Children's Beverage Group for the last five years. The Children's Beverage Group was forced into involuntary bankruptcy in September 2000. The bankruptcy case was dismissed in November 2000. Mr. Darmstadter was formerly Product Development/Brand Manager with United Beverage of Ohio. In this role he developed the first sports drinks marketed in the U.S. He was responsible for not only developing the product and its overall marketing concept, but also for its sales as well as other market strategies. Prior to his product development role, he was National Sales Manager for the company. Previously, he was National Sales Manager for Bidderman Industries, a brand marketer of designer menswear.

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

(e)  Identify Significant Employees.

(f)  Family Relationships. None.

(g) Involvement in Certain Legal Proceedings. Except as disclosed in this report and other periodic reports, none of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:
1. A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;
2. Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. Subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and
4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. No reports were filed by the Officers, Directors or 10% or greater shareholders during 2001.

Item 10.      Executive Compensation.

     Presently, Zkid has three executive officers. No executive officers have been paid any cash compensation. The company does not have an employee stock option plan and has granted no other form of compensation to its executive officers. The Company does not have a written employment contract with its executive officers. In the future, we may compensate officers and directors with either cash or stock compensation for services rendered.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

     Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31,2001.

     Table 1 lists the persons who are known to Zkid to be the owners of more than five percent of ZKid's equity shares.




(a)  Beneficial  Ownership of more than 5% based on  41,858,875  common  shares.
     This number of shares (1) includes the 5,000,000 shares of common stock which may be issued to Mr. Darmstadter based on his immediate ability to convert his preferred share ownership into common stock. This 41,857,034 shares reflects the potential number of shares issued and outstanding.


Beneficial Ownership of 5%.

Table 1.

         (1)                           (2)               (3)                  (4)
Title of Class                 Name and Address   Amount and Nature         Percent of
                                                                             Class
Common Stock
Jon A. Darmstadter             445 W. Erie St.     *25,000,000 Common Stock   67.8%k
Donald Weisberg                445 W. Erie St.       4,750,000 Common Stock   12.9%

Total                                               29,750,000                80.7%

Preferred Stock
                              Jon A. Darmstadter   **1,000,000               100.0%


* Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place.

** The preferred shares have thirty (30) votes per share.


(b) Security Ownership of Management. Based on 41,858,875 shares as set forth in (a) above as of December 31, 2001.

         Table 2.

         (1)             (2)                      (3)              (4)
Title of Class     Name and Address       Amount and Nature      Percent of
                                                                 Class

Common             Jon A. Darmstadter      *25,000,000           74.46
Common             Donald Weisberg           4,750,000           17.68

Common             All Directors
                   /Officers Group          29,750,000            80.7%

Preferred          Jon A. Darmstadte       **1,000,000           100.0%

* Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place.

** The preferred shares have thirty (30) votes per share.


(c)  Changes in Control. Not applicable.

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

     The Company rents its Chicago, Illinois office space from its majority shareholder, Jon Darmstadter, on a month-to-month basis. The monthly rental payment is $2,222.

     On July 25, 2001, the Company issued Mr. Jon Darmstadter 5,000,000 common shares in exchange for a $400,000 principal reduction in the balance outstanding of a promissory note owed by the Company to him. These securities were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

(b)  Certain Business Relationships.

     Except as set forth in (a) above, or previously filed periodic reports, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

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

         ---------------
         * Previously filed on Form 8-K May 9, 2001.

          (b)  Reports on Form 8-K.

          There were no reports on Form 8-K for the quarter ending December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2002


Zkid Network Company


/s/ Jon A. Darmstadter                                    /s/ Donald Weisberg
----------------------                                    ----------------------
By: Jon A. Darmstadter                                    By: Donald Weisberg
Title: CEO                                                Title: President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jon A. Darmstadter                                            March 28, 2002
---------------------------
By: Jon A. Darmstadter
Title: CEO



/s/ Donald Weisberg                                               March 28, 2002
---------------------------
By: Donald Weisberg
Title: President, Director


/s/ Paul Gulli                                                    March 28, 2002
---------------------------
By: Paul Gulli
Title: Secretary

                                TABLE OF CONTENTS



Independent Auditors' Report                                                 1

Financial Statements

Balance Sheets                                                               2

Statements of Operations                                                     3

Statements of Changes in Stockholders' Deficit                              4-5

Statements of Cash Flows                                                    6-7

Notes to Financial Statements                                               8-15

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
ZKid Network Company

We have audited the accompanying balance sheets of ZKid Network Company, formerly E.Kidnetwork.com, Inc. (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended and for the period from inception (August 25, 1999) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZKid Network Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 25, 1999) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has negative working capital and cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DiRocco & Dombrow, P.A.
---------------------------
DiRocco & Dombrow, P.A.                                           1
March 25, 2002


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                      December 31,
                                                              --------------------------
                                                                  2001           2000
                                                              -----------    -----------

Current Assets
Cash                                                          $     4,222    $     2,348
                                                              -----------    -----------
   Total Current Assets                                             4,222          2,348
                                                              -----------    -----------
Furniture and Equipment (net)                                      25,660         31,585
                                                              -----------    -----------

Other Assets
Deposits                                                            1,265          1,265
                                                              -----------    -----------
  Total Other Assets                                                1,265          1,265
                                                              -----------    -----------
  Total Assets                                                $    31,147    $    35,198
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes payable                                                 $   207,500    $      --
Accounts payable and accrued expenses                              98,337         73,109
Due to stockholder                                                314,152        605,695
                                                              -----------    -----------
Total Current Liabilities                                         619,989        678,804
                                                              -----------    -----------


Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000
shares authorized, 1,000,000 issued and
outstanding, respectively                                           1,000          1,000
Common stock, $.0001 par value, 100,000,000 shares
authorized, 36,858,875 and 15,000,000 issued and
outstanding, respectively                                           3,686          1,500
Additional paid in capital                                        748,000           --
Stock issued at less than par value                                (2,683)        (2,497)
Accumulated deficit during development stage                   (1,338,845)      (643,609)
                                                              -----------    -----------
Total Stockholders' Deficit                                      (588,842)      (643,606)
                                                              -----------    -----------

Total Liabilities and Stockholders' Deficit                   $    31,147    $    35,198
                                                              ===========    ===========


                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                     For the Period ,
                                     from August 25
                                     1999 (Inception)       For the Year Ended
                                     to December 31,           December 31,
                                                       ------------------------------
                                           2001            2001            2000
                                      -------------    -------------    -------------


Expenses

Research and development              $     185,531    $        --      $     185,531
Selling, general and administrative         869,872          428,861          354,942
Financing costs                             250,000          250,000             --
Depreciation and amortization                33,442           16,375           14,298
                                      -------------    -------------    -------------
Total Expenses                            1,338,845          695,236          554,771
                                      -------------    -------------    -------------

Net Loss                              $  (1,338,845)   $    (695,236)   $    (554,771)
                                      =============    =============    =============


Basic loss per share                                   $       (0.03)   $       (0.04)
                                                       =============    =============

Weighted average common shares                            26,698,920       15,000,000
                                                       =============    =============


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                      Preferred Stock            Common Stock         Additional   Stock Issued
                                                   --------------------   -------------------------    Paid-in     at Less Than
                                                 Shares        Amount        Shares       Amount       Capital      Par Value
                                              -----------   -----------   -----------   -----------   -----------   -----------
August 25, 1999 - Issuance of common
stock for cash (restated from subsequent
reorganization)                                 1,000,000   $     1,000    15,000,000   $     1,500   $      --     $    (2,497)

Net loss for the period from
inception (August 25, 1999) to
December 31, 1999                                    --            --            --            --            --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999                    1,000,000         1,000    15,000,000         1,500          --          (2,497)

Net loss for the year ended
December 31, 2000                                    --            --            --            --            --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000                    1,000,000         1,000    15,000,000         1,500          --          (2,497)

January 23, 2001 - Reverse merger and
reorganization with East Coeur d'Alene                                                                                     --
Silver Mines, Inc.                                   --            --       1,858,875           186          --            (186)

April 25, 2001 - Stock issued to acquire
Quadric Acquisition Corp. at $0.05 per
share                                                --            --       5,000,000           500       249,500          --

July 25, 2001 - Conversion of convertible
debt at $0.01 per share                              --            --      10,000,000         1,000        99,000          --

July 25, 2001 - Conversion of stockholder's
loan at $0.08 per share                              --            --       5,000,000           500       399,500       400,000

Net loss for the year ended
December 31, 2001                                    --            --            --            --            --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001                    1,000,000   $     1,000    36,858,875   $     3,686   $   748,000   $    (2,683)
                                              ===========   ===========   ===========   ===========   ===========   ===========

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)


                                              Accumulated
                                               Deficit        Total
                                              -----------   -----------

August 25, 1999 - Issuance of common
stock for cash (restated from subsequent
reorganization)                               $      --     $         3

Net loss for the period from
inception (August 25, 1999) to
December 31, 1999                                 (88,838)      (88,838)
                                              -----------   -----------

Balance at December 31, 1999                      (88,838)      (88,835)

Net loss for the year ended
December 31, 2000                                (554,771)     (554,771)
                                              -----------   -----------

Balance at December 31, 2000                     (643,609)     (643,606)

January 23, 2001 - Reverse merger and
reorganization with East Coeur d'Alene               --
Silver Mines, Inc.                                   --            --

April 25, 2001 - Stock issued to acquire
Quadric Acquisition Corp. at $0.05 per
share                                                --         250,000

July 25, 2001 - Conversion of convertible
debt at $0.01 per share                              --         100,000

July 25, 2001 - Conversion of stockholder's loan at $0.08 per share

Net loss for the year ended
December 31, 2001                                (695,236)     (695,236)
                                              -----------   -----------

Balance at December 31, 2001                  $(1,338,845)  $  (588,842)
                                              ===========   ===========



                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                             For the Period
                                             from August 25,
                                             1999 (Inception)    For the Year Ended December 31,
                                             to December 31,   -----------------------------------
                                                     2001              2001                2000
                                             ---------------   ---------------     ---------------

Cash flows from operating activities:
Net loss                                     $    (1,338,845)  $      (695,236)    $      (554,771)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Financing costs                                    250,000           250,000                --
  Depreciation and amortization                       33,442            16,375              14,298
  Increase in deposits                                (1,265)             --                (1,265)
  Increase in accounts payable                        98,337            25,228              61,589
                                             ---------------   ---------------     ---------------
Net cash used in operating activities               (958,331)         (403,633)           (480,149)
                                             ---------------   ---------------     ---------------
Cash flow from  investing activities:
 Purchase of furniture and equipment                 (59,102)          (10,450)            (16,893)
                                             ---------------   ---------------     ---------------
Net cash used in investing activities                (59,102)          (10,450)            (16,893)
                                             ---------------   ---------------     ---------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                    3              --                  --
 Proceeds from notes payable                         307,500           307,500                --
 Advances from stockholder loans                     714,152           108,457             490,185
                                             ---------------   ---------------     ---------------
Net cash provided by financing activities          1,021,655           415,957             490,185
                                             ---------------   ---------------     ---------------

Net increase (decrease) in cash                        4,222             1,874              (6,857)

Cash at beginning of year                               --               2,348               9,205
                                             ---------------   ---------------     ---------------

Cash at end of year                          $         4,222   $         4,222     $         2,348
                                             ===============   ===============     ===============

Supplemental Information
------------------------

Interest paid                                $         3,000   $         3,000     $          --
                                             ===============   ===============     ===============

Income taxes paid                            $          --     $          --       $          --
                                             ===============   ===============     ===============



Non-cash transactions:

On January 23, 2001 the Company acquired 100% of the outstanding common stock of E.Kidnetwork.com, Inc. for 15,000,000 shares of its restricted common stock and 1,000,000 shares of its restricted Series A preferred stock. In connection with this transaction the Company cancelled 9,000,000 shares of its restricted common stock owned by its majority stockholder.

On April 25, 2001 the Company acquired 100% of the outstanding common stock of Quadric Acquisition Corporation for 5,000,000 shares of its restricted common stock. The stock was valued at $250,000, or $0.05 per share, at the date of the transaction. The amount of the transaction was expensed at the time of acquisition as financing costs.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Information (continued)

Non-cash transactions: (continued)

On July 25, 2001 the Company exchanged 10,000,000 shares of its common stock for $100,000 of its convertible debt.


On July 25, 2001 the Company exchanged 5,000,000 shares of its common stock for $400,000 of principal and interest due to its majority stockholder.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of ZKid Network Company (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.





Organization and Business Activity
----------------------------------

The Company was organized and exists under the General Corporation Law of the State of Nevada. The Company was incorporated under the name E.Kidnetwork.com, Inc. on August 25, 1999 in the State of Nevada. On January 23, 2001, subsequent to its merger with East Coeur d'Alene Silver Mines, Inc. its name was changed to Zkid Network Company.




The Company is a developmental stage digital media company. The Company is developing an animated, virtual playground where children can have access to the internet in a safe and monitored environment.


Basis of Accounting
-------------------

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
----------------

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash Equivalents
----------------

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2001 and 2000.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Furniture and Equipment
-----------------------

Furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful lives using the accelerated and straight-line methods of accounting. Useful lives range from three to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is less, using the straight line method of accounting. Maintenance and repairs are charged to expense as incurred. Betterments and improvements are capitalized.

When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation or amortization account are reduced and gain or loss is included in operations.

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

For income tax purposes, the Company has elected to treat its current and historical operating expenses as capitalizable exploration and development costs under IRC Code Section 616(b). Accordingly, the Company has no net operating loss carryforwards.

Net Loss Per Share
------------------

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the fiscal years ended December 31, 2001 and 2000, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These financial statements show that there are no revenues and the Company incurred net losses of $726,367 and $643,609 for the years ended December 31, 2001 and 2000, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations and profitable operations from the development of the mining properties. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", (SFAS 141). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combination initiated after that date. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The Company does not believe that the adoption of SFAS 141 will have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this statement. The Company does not believe that the adoption of SFAS 142 will have a material effect on its financial position or results of operations.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

New Accounting Pronouncements (continued)
-----------------------------------------

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", (SFAS 143). SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for fiscal years beginning after June 15, 2002 and early adoption is permitted. The Company does not believe that the adoption of SFAS 143 will have a material effect on its financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS 144) which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and early adoption is permitted. The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial position or results of operations.

Stock Based Compensation
------------------------

As permitted by Statement of Financial Account Standards No. 123 "Accounting for Stock-Based Compensation", ("SFAS 123") the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments as defined by SFAS 107, "Disclosures About Fair Value of Financial Instruments", including cash and notes payable, are accounted for on a historical cost basis, which due to the nature of these financial instruments, approximates fair value.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - BUSINESS COMBINATIONS

On January 23, 2001 the Company acquired E.Kidnetwork.com, Inc. ("EKid") in exchange for 15,000,000 shares of its restricted common stock and 1,000,000 shares of its restricted Series A preferred stock. In this transaction, the Company was the legal acquirer and EKid was the acquiree. However, for accounting purposes the roles were reversed and EKid became the accounting acquirer while the Company became the accounting acquiree. This type of transaction is referred to as a reverse acquisition, meaning that the company that is the legal acquirer is considered, for accounting purposes, to be the acquiree. Upon completion of the transaction the original stockholders of EKid owned the controlling interest of the combined company and the Company's financial statements reflect those of EKid.

On April 25, 2001 the Company acquired Quadric Acquisition Corporation ("Quadric"), a public SEC reporting company, in exchange for 5,000,000 shares of its restricted common stock. The shares were valued at their fair market value at the date of acquisition of $250,000. The transaction was treated as a financing arrangement whereby the Company became the successor to the reporting requirements, pursuant to section 12-G(3) and Quadric was subsequently dissolved. The cost of the acquisition was expensed during the period as financing costs. At the date of acquisition Quadric had no significant assets or liabilities or continuing operations. Subsequent to the transaction the financial statements reflect those of the Company. Upon completing the acquisition the original stockholders of the Company owned the controlling interest of Quadric.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:
                                                            December 31,
                                                       ------------------------
                                                        2001            2000
                                                       --------        --------
              Office equipment                         $ 42,463        $ 42,463
              Furniture                                   6,189           6,189
              Leasehold improvements                     10,450            --
                                                       --------        --------
                                                         59,102          48,652
              Less accumulated depreciation and
                  amortization                          (33,442)        (17,067)
                                                       --------        --------
                                                       $ 25,660        $ 31,585
                                                       ========        ========

For the years ended December 31, 2001 and 2000 depreciation and amortization expense amounted to $16,375 and $17,067, respectively.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE

The Company is indebted to a stockholder in the amount of $90,000 as of December 31, 2001. Payment is due in May and June 2002 and interest accrues at 8.0% per year. Interest expense amounted to $4,256 for the year ended December 31, 2001. No interest was paid as of December 31, 2001.

The Company is indebted to a corporate stockholder in the amount of $75,000 as of December 31, 2001. Payment is due on demand and interest accrues at 8% per year. Interest expense amounted to $2,729 for the year ended December 31, 2001. No interest was paid as of December 31, 2001.

As of December 31, 2001 and 2000, the Company was indebted to its major stockholder in the amounts of $314,152 and $605,695, respectively. The amount due as of December 31, 2001 is payable on demand and accrues interest at the rate of 8.0% annually. Interest expense amounted to $39,647 for the year ended December 31, 2001. Interest of $3,000 was paid as of December 31, 2001. Accrued interest payable at December 31, 2001 was $36,647.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases office space in Phoenix, Arizona under an operating lease that expires in June 2003. The Company leases, on a month to month basis, its office space in Chicago, Illinois from its majority stockholder.

Monthly rent for the Chicago, Illinois office space is $2,222.

Future annual minimum lease payments under these leases at December 31, 2001 are as follows:

                         Year Ending
                         December 31,                 Amount
                         ------------              ------------
                            2002                   $     38,931
                            2003                         19,978
                                                   ------------
                                                   $     58,909
                                                   ------------

Rent expense for the years ended December 31, 2001 and 2000 was $51,409 and $48,554, respectively. Of these amounts the Company paid $11,290 and $0 to its majority stockholder for the Chicago, Illinois premises.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - STOCK OPTIONS

On December 3, 2000, the Company entered into a stock option agreement in which the Company granted the option to an officer to purchase up to 25,000 shares of common stock at an exercise price of $0.10 per share at any time through December 31, 2001. None of the options were exercised during 2001 and they expired on December 31, 2001.




Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable option without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 30% for 2000; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple valuation approach. If the computed dair value of 2000 award had been amortized to the Company's expense over the vesting period of the award, the Company's pro forma net loss applicable to common shareholders and the related loss per share would have been $579,771 or $0.04 per diluted share in 2000.

The following is a summary of stock option plan activity for the year ended December 31, 2000:

Number of options outstanding on January 1, 2000                           --
 Granted                                                                 25,000
 Exercised                                                                 --
 Forfeited/expired                                                         --
                                                                        -------
Number of options outstanding on December 31, 2000                       25,000
 Granted                                                                   --
 Exercised                                                                 --
 Forfeited/expired                                                      (25,000)
                                                                        -------
Number of options exercisable at December 31, 2001                         --
                                                                        =======

Weighted average exercise price per share outstanding and exercisable   $  0.00
                                                                        =======

Weighted average remaining contractual life of options outstanding and
 exercisable (in months)                                                    --
                                                                        =======

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - RELATED PARTY

The Company leases its Chicago, Illinois office space from its majority stockholder on a month to month basis. The monthly rental payment is currently $2,222, see note 5.