Form 10QSB
period 2002-03-31
ZKID NETWORK CO
filed 2002-05-14
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ending March 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the transition period from         to
                                                              -------   --------

Commission file number         0-29981
                       ---------------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                        91-2072623
-------------------------------             ------------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                 60610
--------------------------------------------   --------------------------------
  (Address of principal executive offices)              (Zip Code)



Issuer's telephone number,(   312    )     654       -         0733
                           ----------  -------------   ----------------------


Former Name, former address and former fiscal year if changed since last report

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

     Applicable on to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 36,858,875
                                                  ----------

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

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) as of March 31, 2002 and the related condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and for the period from August 25, 1999 (inception) to March 31, 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2002. These condensed statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 25, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Dombrow, P.A.
---------------------------
May 13, 2002


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                           March 31,     December 31,
                                                              2002            2001
                                                         ------------    ------------
                                                          (Unaudited)      (Audited)
Current Assets
Cash                                                     $     17,363    $      4,222
                                                         ------------    ------------
Total Current Assets                                           17,363           4,222
                                                         ------------    ------------

Furniture and Equipment (net)                                  22,747          25,660
                                                         ------------    ------------

Other Assets
Deposits                                                        1,265           1,265
                                                         ------------    ------------
Total Other Assets                                              1,265           1,265
                                                         ------------    ------------
Total Assets                                             $     41,375    $     31,147
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes payable                                            $    207,500    $    207,500
Accounts payable and accrued expenses                         108,483          98,337
Due to stockholder                                            378,352         314,152
                                                         ------------    ------------
Total Current Liabilities                                     694,335         619,989
                                                         ------------    ------------

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000
shares authorized, 1,000,000 issued and
outstanding, respectively                                       1,000           1,000
Common stock, $.0001 par value, 100,000,000 shares
authorized, 36,858,875 and 36,858,875 issued and
outstanding, respectively                                       3,686           3,686
Additional paid in capital                                    748,000         748,000
Stock issued at less than par value                            (2,683)         (2,683)
Accumulated deficit during development stage               (1,402,963)     (1,338,845)
                                                         ------------    ------------
Total Stockholders' Deficit                                  (652,960)       (588,842)
                                                         ------------    ------------

Total Liabilities and Stockholders' Deficit              $     41,375    $     31,147
                                                         ============    ============

 See accompanying summary of notes to unaudited condensed financial statements.


                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS



                                       For the period
                                       from August 25,       For the three months ended
                                      1999 (inception)                March 31,
                                        to March 31,      ------------------------------------
                                               2002                2002                2001
                                      ----------------    ----------------    ----------------
Expenses

Research and development              $        185,531    $           --      $           --
Selling, general and administrative            931,077              61,205             131,187
Financing costs                                250,000                --                  --
Depreciation and amortization                   36,355               2,913               3,256
                                      ----------------    ----------------    ----------------
   Total Expenses                            1,402,963              64,118             134,443
                                      ----------------    ----------------    ----------------
   Net Loss                           $     (1,402,963)   $        (64,118)   $       (134,443)
                                      ================    ================    ================

Basic loss per share                                      $          (0.00)   $          (0.01)
                                                          ================    ================

Weighted average common shares                                  36,858,875          21,857,034
                                                          ================    ================

 See accompanying summary of notes to unaudited condensed financial statements.



                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                             For the period
                                             from August 25,         For the three months ended
                                            1999 (inception)                   March 31,
                                               to March 31,     ------------------------------------
                                                     2002                2002                2001
                                            ----------------    ----------------    ----------------
Cash flows from operating activities:
Net loss                                    $     (1,402,963)   $        (64,118)   $       (134,443)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Financing costs                                   250,000                --                  --
   Depreciation and amortization                      36,355               2,913               3,256
   Increase in deposits                               (1,265)               --                  --
   Increase in accounts payable                      108,483              10,146              (7,367)
                                            ----------------    ----------------    ----------------
Net cash used in operating activities             (1,009,390)            (51,059)           (138,554)
                                            ----------------    ----------------    ----------------

Cash flow from investing activities:
  Purchase of furniture and equipment                (59,102)               --               (10,450)
                                            ----------------    ----------------    ----------------
Net cash used in investing activities                (59,102)               --               (10,450)
                                            ----------------    ----------------    ----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                   3                --                  --
  Proceeds from notes payable                        307,500                --               112,500
  Advances from stockholder loans                    778,352              64,200              80,894
                                            ----------------    ----------------    ----------------
Net cash provided by financing activities          1,085,855              64,200             193,394
                                            ----------------    ----------------    ----------------

Net increase (decrease) in cash                       17,363              13,141              44,390

Cash at beginning of year                               --                 4,222               2,348
                                            ----------------    ----------------    ----------------

Cash at end of year                         $         17,363    $         17,363    $         46,738
                                            ================    ================    ================

Supplemental Information

Interest paid                               $           --      $           --      $           --
                                            ================    ================    ================

Income taxes paid                           $           --      $           --      $           --
                                            ================    ================    ================

 See accompanying summary of notes to unaudited condensed financial statements.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of Zkid Network Company, formerly E.Kidnetwork.com, Inc., (the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of the results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2001.

2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.


3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $676,972 and $615,767 at March 31, 2002 and December 31, 2001, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Notes Payable

The Company is indebted to an individual in the amount of $132,500 as of March 31, 2002. Payment is due on demand and interest accrues at 8.0% per year. The note is not collateralized.

The Company is indebted to a corporate stockholder in the amount of $75,000. Payment is due on demand and bears interest at 8.0% per year.


As of March 31, 2002 the Company is indebted to the majority stockholder in the amount of $378,352. Payment is due on demand and interest accrues at 8.0% per year

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.    None.

     (b) Reports on Form 8-K.    None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 14, 2002


ZKID NETWORK COMPANY


 /s/ Donald Weisberg
--------------------
By: Donald Weisberg
Title: President