Form 10QSB
period 2002-06-30
ZKID NETWORK CO
filed 2002-08-19
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

[X] FORM 10-QSB (Mark One) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ending June 30, 2002


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

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) (a development stage company) as of June 30, 2002 and the related condensed statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 and for the period from August 25, 1999 (inception) to June 30, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These condensed statements are the responsibility of the Company's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the condensed financial statements, the Company has experienced continuing losses since inception and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ DiRocco & Dombrow, P.A.
---------------------------
August 19, 2002


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                         June 30,      December 31,
                                                            2002            2001
                                                       ------------    ------------
                                                        (Unaudited)      (Audited)

Current Assets
Cash                                                   $      3,659    $      4,222
                                                       ------------    ------------
Total Current Assets                                          3,659           4,222
                                                       ------------    ------------

Furniture and Equipment (net)                                19,466          25,660
                                                       ------------    ------------

Other Assets
Deposits                                                      1,265           1,265
                                                       ------------    ------------
Total Other Assets                                            1,265           1,265
                                                       ------------    ------------
Total Assets                                           $     24,390    $     31,147
                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Notes payable                                          $    207,500    $    207,500
Accounts payable and accrued expenses                       119,760          98,337
Due to stockholder                                          425,252         314,152
                                                       ------------    ------------
Total Current Liabilities                                   752,512         619,989
                                                       ------------    ------------

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000
shares authorized, 1,000,000 issued and
outstanding, respectively                                     1,000           1,000
Common stock, $.0001 par value, 100,000,000 shares
authorized, 36,858,875 and 36,858,875 issued and
outstanding, respectively                                     3,686           3,686
Additional paid in capital                                  748,000         748,000
Stock issued at less than par value                          (2,683)         (2,683)
Accumulated deficit during development stage             (1,478,125)     (1,338,845)
                                                       ------------    ------------
Total Stockholders' Deficit                                (728,122)       (588,842)
                                                       ------------    ------------

Total Liabilities and Stockholders' Deficit            $     24,390    $     31,147
                                                       ============    ============

 See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS



                                     For the Period
                                     from August 25,     For the Three Months Ended        For the Six Months Ended
                                          1999                    June 30,                          June 30,
                                     (Inception) to    ----------------------------------------------------------------
                                      June 30, 2002          2002             2001             2002             2001
                                      -------------    -------------    -------------    -------------    -------------

Expenses

Research and development              $     185,531    $        --      $        --      $        --      $        --
Selling, general and administrative       1,002,958           71,881           87,506          133,086          225,915
Financing costs                             250,000             --            250,000             --            250,000
Depreciation and amortization                39,636            3,281            6,512            6,194            6,512
                                      -------------    -------------    -------------    -------------    -------------
Total Expenses                            1,478,125           75,162          344,018          139,280          482,427
                                      -------------    -------------    -------------    -------------    -------------

Net Loss                              $  (1,478,125)   $     (75,162)   $    (344,018)   $    (139,280)   $    (482,427)
                                      =============    =============    =============    =============    =============


Basic loss per share                                   $       (0.00)   $       (0.02)   $       (0.01)   $       (0.02)
                                                       =============    =============    =============    =============

Weighted average common shares                            21,858,875       21,858,875       21,858,875       21,858,875
                                                       =============    =============    =============    =============


 See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS




                                             For the Period          For the Six Months ended
                                             from August 25,                  June 30,
                                            1999 (Inception)    ------------------------------------
                                            to June 30, 2002             2002                2001
                                            ----------------    ----------------    ----------------

Cash flows from operating activities:
Net loss                                    $     (1,478,125)   $       (139,280)   $       (482,427)
Adjustments to reconcile net loss to net
cash used in operating activities:
Financing costs                                      250,000                --                  --
Depreciation and amortization                         39,636               6,194               6,512
Increase in deposits                                  (1,265)               --                  --
Increase in accounts payable                         119,760              21,423              (7,367)
                                            ----------------    ----------------    ----------------
Net cash used in operating activities             (1,069,994)           (111,663)           (483,282)
                                            ----------------    ----------------    ----------------

Cash flow from investing activities:
Purchase of furniture and equipment                  (59,102)               --               (10,450)
                                            ----------------    ----------------    ----------------
Net cash used in investing activities                (59,102)               --               (10,450)
                                            ----------------    ----------------    ----------------

Cash flows from financing activities:
Proceeds from issuance of common stock                     3                --                  --
Proceeds from notes payable                          307,500                --               112,500
Advances from stockholder loans                      825,252             111,100              80,894
                                            ----------------    ----------------    ----------------
Net cash provided by financing activities          1,132,755             111,100             193,394
                                            ----------------    ----------------    ----------------

Net increase (decrease) in cash                        3,659                (563)           (300,338)

Cash at beginning of year                               --                 4,222               2,348
                                            ----------------    ----------------    ----------------

Cash at end of year                         $          3,659    $          3,659    $       (297,990)
                                            ================    ================    ================

Supplemental Information

Interest paid                               $           --      $           --      $           --
                                            ================    ================    ================

Income taxes paid                           $           --      $           --      $           --
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

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Presentation of Interim Information

The accompanying interim condensed financial statements of Zkid Network Company, formerly E.Kidnetwork.com, Inc., (the "Company"), have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim condensed financial statements should be read in connection with the financial statements in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

The Company's condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2001.

2.   Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.


3.   Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $748,853 and $615,767 at June 30, 2002 and December 31, 2001, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4.   Notes Payable

The Company is indebted to an individual in the amount of $132,500 as of June 30, 2002. Payment is due on demand and interest accrues at 8.0% per year. The note is not collateralized.

The Company is indebted to a corporate stockholder in the amount of $75,000. Payment is due on demand and bears interest at 8.0% per year.

As of June 30, 2002 the Company is indebted to the majority stockholder in the amount of $425,252. Payment is due on demand and interest accrues at 8.0% per year

Item 2. Management's Discussion and Analysis or Plan of Operation.

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



Dated: August 13, 2002


ZKID NETWORK COMPANY



/s/ Donald Weisberg
-------------------
By: Donald Weisberg
Title: President