Form 10QSB
period 2002-09-30
ZKID NETWORK CO
filed 2002-11-22
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2002


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


Commission file number       0-29981
                       -------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              NEVADA                                       91-2072623
----------------------------------            ----------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                    60610
------------------------------------------    ----------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number, (    312    )      654      -         0733
                            -----------   -----------     ----------------------


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

                              ZKID NETWORK COMPANY
                                   FORM 10-QSB


                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

                                TABLE OF CONTENTS




                                                                     PAGE
                                                                  -----------

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

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) (a development stage company) as of September 30, 2002 and the related condensed statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 and for the period from August 25, 1999 (inception) to September 30, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 25, 2002, we expressed an
unqualified  opinion  on  those  financial  statements.   In  our  opinion,  the
information set forth in the accompanying balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Dombrow, P.A.
November 21, 2002


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               September 30,     December 31,
                                                                    2002              2001
                                                              --------------    --------------
                                                               (Unaudited)         (Audited)
Current Assets
  Cash                                                        $         --      $        4,222
                                                              --------------    --------------
     Total Current Assets                                               --               4,222
                                                              --------------    --------------

Furniture and Equipment (net)                                         16,370            25,660
                                                              --------------    --------------

Other Assets
  Deposits                                                             1,265             1,265
                                                              --------------    --------------
     Total Other Assets                                                1,265             1,265
                                                              --------------    --------------
      Total Assets                                            $       17,635    $       31,147
                                                              ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                              $        3,534    $         --
  Notes payable                                                      207,500           207,500
  Accounts payable and accrued expenses                              131,741            98,337
  Due to stockholder                                                 430,602           314,152
                                                              --------------    --------------
     Total Current Liabilities                                       773,377           619,989
                                                              --------------    --------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 1,000,000 issued and
    outstanding, respectively                                          1,000             1,000
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 36,858,875 and 36,858,875 issued and
    outstanding, respectively                                          3,686             3,686
  Additional paid in capital                                         748,000           748,000
  Stock issued at less than par value                                 (2,683)           (2,683)
  Accumulated deficit during development stage                    (1,505,745)       (1,338,845)
                                                              --------------    --------------
     Total Stockholders' Deficit                                    (755,742)         (588,842)
                                                              --------------    --------------

     Total Liabilities and Stockholders' Deficit              $       17,635    $       31,147
                                                              ==============    ==============


See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                      For the Period
                                      from August 25,
                                           1999                 For the Three Months          For the Nine Months Ended
                                      (Inception) to            Ended September 30,                 September 30,
                                       September 30,    --------------------------------------------------------------------
                                            2002              2002              2001              2002              2001
                                      --------------    --------------    --------------    --------------    --------------
Expenses

Research and development              $      185,531    $         --      $         --      $         --      $         --
Selling, general and administrative        1,027,482            24,523           115,920           157,610           341,608
Financing costs                              250,000              --                --                --             250,000
Depreciation and amortization                 42,732             3,096             3,256             9,290             9,768
                                      --------------    --------------    --------------    --------------    --------------
   Total Expenses                          1,505,745            27,619           119,176           166,900           601,376
                                      --------------    --------------    --------------    --------------    --------------

   Net Loss                           $   (1,505,745)   $      (27,619)   $     (119,176)   $     (166,900)   $     (601,376)
                                      ==============    ==============    ==============    ==============    ==============


Basic loss per share                                    $        (0.00)   $        (0.00)   $        (0.00)   $        (0.02)
                                                        ==============    ==============    ==============    ==============

Weighted average common shares                              36,858,875        36,858,875        36,858,875        36,858,875
                                                        ==============    ==============    ==============    ==============


See accompanying summary of notes to unaudited condensed financial statements.



                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Period
                                            from August 25,
                                                  1999           For the Nine Months ended
                                            (Inception) to             September 30,
                                             September 30,    ------------------------------
                                                  2002             2002             2001
                                             -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                   $  (1,505,745)   $    (166,900)   $    (601,376)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Financing costs                              250,000             --            250,000
      Depreciation and amortization                 42,732            9,290            9,768
      Increase in deposits                          (1,265)            --               --
      Increase in accounts payable                 131,741           33,404           22,176
                                             -------------    -------------    -------------
Net cash used in operating activities           (1,082,537)        (124,206)        (319,432)
                                             -------------    -------------    -------------

Cash flow from investing activities:
  Purchase of furniture and equipment              (59,102)            --            (10,450)
                                             -------------    -------------    -------------
Net cash used in investing activities              (59,102)            --            (10,450)
                                             -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 3             --               --
  Proceeds from notes payable                      307,500             --            307,500
  Advances from stockholder loans                  830,602          116,450           34,215
                                             -------------    -------------    -------------
Net cash provided by financing activities        1,138,105          116,450          341,715
                                             -------------    -------------    -------------

Net decrease in cash                                (3,534)          (7,756)          11,833

Cash at beginning of year                             --              4,222            2,348
                                             -------------    -------------    -------------

Cash at end of year                          $      (3,534)   $      (3,534)   $      14,181
                                             =============    =============    =============

Supplemental Information

Interest paid                                $        --      $        --      $        --
                                             =============    =============    =============

Income taxes paid                            $        --      $        --      $        --
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


3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $773,377 and $615,767 at September 30, 2002 and December 31, 2001, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Notes Payable

The Company is indebted to an individual in the amount of $132,500 as of September 30, 2002. Payment is due on demand and interest accrues at 8.0% per year. The note is not collateralized.

The Company is indebted to a corporate stockholder in the amount of $75,000 as of September 30, 2002. Payment is due on demand and bears interest at 8.0% per year.

As of September 30, 2002 the Company is indebted to the majority stockholder in the amount of $430,602. Payment is due on demand and interest accrues at 8.0% per year

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

         The Zkid Network and KidsKeep client software has completed final beta testing and is available for distribution. All server technologies have passed beta cycles and stand ready for implementation. We are in the final contract negotiation stages with a significant licensor of a twenty-five year old major children's brand company.

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

         We believe that our subscriber base will grow in direct proportion to our co-marketing results. We have reduced our network capacity so as to only utilize our hardware for program changes and test marketing. All other bandwidth and network capacity will be outsourced, as we believe this is the most efficient use of resources. Currently, our network has the capability to handle 10,000 users/subscribers. We anticipate charging a monthly fee of $9.95 per subscriber. We expect that our initial marketing campaign will offer a sample free 60-day trial period for potential subscribers. We will obtain subscribers by co-marketing our Zkid network software product with consumer brand products. The consumer brand product will offer our network software product as a value added item with the purpose of increasing sales of the branded product at the retail level. We believe that co-marketing our product with branded products will deliver us users/subscribers. The potential users/subscribers will be directed to our Virtual Private Network (VPN) for registration. We will send the registered users a CD-ROM disk enabling them to use our VPN for a free trial period. When we begin to sign-up the free-trial subscribers, we will not receive any revenues. We anticipate that free-trial subscribers will become paying subscribers after the trial period ends. It will cost us approximately $0.90 to produce and send the registered user the CD-ROM disk. We are unable to estimate what number of free-trial subscribes may become paying subscribers. Our network development and content is ready for subscriber use up to 10,000 individuals. However, our ability to outsource and identify additional capacity would enable us to service an unlimited number of subscribers. Presently, we have no paying subscribers. Our free-trial offers have not yet been initiated.

         We will need to raise capital in order to maintain and grow our Virtual Private Network beyond the 10,000 user/subscriber level. We will need to invest in additional network hardware and grow and develop our media content. Presently, we cannot predict this growth or the corresponding required hardware. This growth would be prompted by limitations in our present network due subscriber growth. If we had 10,000 subscribers each paying $9.95 per month, our subscription cash flow would be $99,500 per month. This money could provide capital grow our network and media content. No assurance can be given that we will reach these revenue levels.

         Our short-term cash requirements are $5,000 per month. We have reduced our monthly expenses to this level as a result of closing our Phoenix office and outsourcing all other personnel and computing needs. Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come new investors. We may offer common stock on a private stock offering basis.

          We are in immediate need of additional cash. However, we must seek additional capital in order finance our proposed operations. We have not identified any specific future financing sources. Our efforts to finance Zkid and its operations may result in the issuance of equity and debt instruments. This and other future financing activity may result in the dilution of shareholder equity. If rapid growth were to occur, we would need to purchase additional hardware and hire customer support personnel. If we are unable to raise additional capital, we would not be able to market our Virtual Private Network. We expect to incur financial losses for the foreseeable future.


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

Item 5.  Other Information

         (a) In an effort to reduce expenses, we are no longer employing full-time personnel. With the large pool of unemployed talent in the technology field, we believe we can maximize our resources by utilizing this talent on an "as needed" independent contractor basis as we upgrade our technology and VPN content. We believe this method of employment will become standard in the technology field and plan to follow this employment model.

         (b) We no longer rent office space in Phoenix, Arizona. Instead, we are in the process of securing greater bandwidth and hardware to support our future growth expectations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  99.1     Officer Certification pursuant to Oxley-Sarbane Act.

         (b) Reports on Form 8-K.   None.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2002


ZKID NETWORK COMPANY



 /s/ Jon A. Darmstadter
------------------------------
By: Jon A. Darmstadter
Title: Chief Executive Officer