Form 10KSB
period 2002-12-31
ZKID NETWORK CO
filed 2003-04-15
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002.


  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________
                  Commission file number



                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Nevada                                       91-2027724
----------------------------------            ----------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



445 West Erie St., Suite 106B, Chicago, IL                   60610
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number,(    312    )      654       -      0733
                           -----------  -------------    -------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended December 31, 2002.

This report contains a total of _ pages. The Exhibit Index appears on page __.


As of December 31, 2002, there were 91,317,209 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $_______. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2002, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                              ZKID NETWORK COMPANY
                                   FORM 10-KSB
                                December 31, 2002


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

       We intend to generate business revenues by charging the user a monthly subscription fee for the use of the Zkid network. We anticipate that the monthly fee will be $9.95.

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

       Our Employees
       -------------

       We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel. We have one full-time employee. We are using independent contractors for all other necessary work. We consider our employee relations to be good and we have never experienced any work stoppages. We can not assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

Item 2.      Description of Property.

       During 2002 we rented approximately 1,500 square feet of office space for our Chicago offices which were located at 445 West Erie St., Suite 106, Chicago, Illinois. The 2002 annual rent for the Chicago office was approximately $15,600. We terminated this tenancy as of December 31, 2002. After this our office will be located at 722 Osborne St., Phoenix, Arizona.

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

       ZKid's common stock trades Over-the-Counter (OTC) NASD Electronic Bulletin Board under the symbol ZKID. Table 1 sets forth the high and low bid information for each fiscal quarter beginning with March 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The June-December 2002 data provided by NASDAQ Data Source. All other National Quotation Bureau Pinksheets. The March 31, 2002 represents high/low sales on March 22, 2002.

Table 1.

Bid Information
--------------------------------------------------------------------------------
Fiscal Quarter Ended                Low                    High
--------------------------------------------------------------------------------
December 31, 2002                   0.015                  0.015
September 30, 2002                  0.10                   0.08
June 30, 2002                       0.10
March 31, 2002                      0.32                   0.53
December 31, 2001                   0.10                   1.10
September 30, 2001                  0.10                   1.25
June 30, 2001                       0.06                   0.68
March 31, 2001                      0.06                   0.08
--------------------------------------------------------------------------------


(a)    Holders.

       Zkid Network has approximately 1,075 shareholders of its common stock as of December 31, 2002 holding 91,317,209 common shares.

(c)    Dividends.

       There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation laws. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(d) Recent Sales of Unregistered Securities. During the fourth quarter of 2002, the following securities were sold.

       On December 13, 2002, Company authorized the issuance of 46,666,667 common shares to Jon A. Darmstadter as repayment of $700,000 of Company debt owed to him.

       On December 13, 2002, the Company authorized the issuance of 6,666,667 common shares to Donald Weisberg as repayment of $100,000 of Company debt owed to him.

       These shares were authorized for issuance at a share price of One and one-half ($0.015) cents. These shares, when issued, will have been issued in non-public private transactions under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These shares will be deemed restricted securities and not be available for public resale absent registration or exemption from the registration requirements of the Act.

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

       Our short-term cash requirements are approximately $5,000 per month. Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come new investors. We may offer common stock on a private stock offering basis.

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

[insert]

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

MANAGEMENT ZKID NETWORK COMPANY

Directors and Executive Officers
--------------------------------

The following persons are the Directors and Executive Officers of zKid Network Company, the parent corporation of the Delaware zKid Network Company.


Name                       Age                       Position(s)

Jon A. Darmstadter         50                        Chief Executive Officer

Donald Weisberg            55                        President

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. No reports were filed by the officers, directors or 10% or greater shareholders during 2002. During 2002, Mr. Darmstadter and Mr. Weisberg did not file Forms 3 or 5. Mr. Darmstadter did not file a Form 4 relating to Rule 144 sales during the month of July 2002.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

       Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2002.

       Table 1 lists the persons who are known to Zkid to be the owners of more than five percent of ZKid's equity shares.

(a) Beneficial Ownership of more than 5% based on 96,317,209 common shares. This number of shares (1) includes the 5,000,000 shares of common stock which may be issued to Mr. Darmstadter based on his immediate ability to convert his preferred share ownership into common stock. The 96,317,209 shares reflects the potential number of shares issued and outstanding, if Mr. Darmstadter's preferred shares were converted.

Beneficial Ownership of 5%.

Table 1.

       (1)                (2)                    (3)                   (4)
Title of Class    Name and Address        Amount and Nature      Percent of
                                                                 Class
Common Stock
Common            Jon A. Darmstadter           *71,486,667           74.2
                  Director, CEO
Common            Donald Weisberg               11,416,667           12.0
                  Director, President
Common
                  Total                         82,903,334           86.2%

Preferred         Jon A. Darmstadter           **1,000,000          100.0%

* Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place.

** The preferred shares have thirty (30) votes per share.


(a) Security Ownership of Management. Based on 96,317,209 as of December 31, 2002. Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are presently convertible into 5,000,000 common shares. The 96,317,209 share figure reflects these 5,000,000 shares in the total issued and outstanding figure even though no conversion has taken place.

Table 2.

       (1)                (2)                    (3)                   (4)
Title of Class    Name and Address        Amount and Nature      Percent of
                                                                 Class

Common            Jon A. Darmstadter           *71,486,667           74.2
                  Director, CEO
Common            Donald Weisberg               11,416,667           12.0
                  Director, President
Common            All Directors
                  /Officers Group               82,903,334           86.2%

Preferred         Jon A. Darmstadter           **1,000,000          100.0%

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

       During 2002, the Company rented its Chicago, Illinois office space from its majority shareholder, Jon Darmstadter, on a month-to-month basis. Rental payments during 2002 were approximately $15,600.

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

Item 13.     Exhibits and Reports on Form 8-K.

       (a) Exhibits

       *(2.0)             Business Combination Agreement
       *(2.1)             Plan of Merger
       *(2.2)             Articles of Merger
       *(3.1)             Articles of Incorporation of East Coeur d'Alene Silver
                          Mines, Inc.
       *(3.2)             Certificate of Amendment of Articles of  Incorporation
                          of East Coeur d'Alene Silver Mines, Inc.
       *(3.3)             Certificate of Designation Zkid Network Company
       *(3.4)             By-Laws of zKid Network Company
         20.1             Code of Ethical Conduct
         23               Consent of Independent Certifying Accountant
         99.1             Chief  Executive   Officer-Section  302  Certification
                          pursuant to Sarbanes-Oxley Act.
         99.2             Chief  Financial  Officer-  Section 302  Certification
                          pursuant to Sarbanes-Oxley Act.
         99.3             Chief  Executive   Officer-Section  906  Certification
                          pursuant to Sarbanes-Oxley Act.
         99.4             Chief  Financial  Officer-  Section 906  Certification
                          pursuant to Sarbanes-Oxley Act.

       ---------------
       * Previously filed on Form 8-K May 9, 2001.
       (b) Reports on Form 8-K. There were no reports on Form 8-K for the fourth quarter ending December 31, 2002.

ITEM 14.     CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures.

       Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)    Changes in Internal Control.

       Subsequent to the date of such  evaluation  as described in  subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

SARBANES-OXLEY ACT

       On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

       The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

       The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

       The SOA addresses, among other matters:

o      audit committees;
o certification of financial statements by the chief executive officer and the chief financial officer;
o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
o a prohibition on the sale of Company common stock by directors and executive officers during pension plan black out periods;
o      disclosure of off-balance sheet transactions;
o      a prohibition on certain personal loans to directors and officers;
o      expedited filing requirements for Form 4s;
o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
o      "real time" filing of periodic reports;
o      the formation of a public accounting oversight board;
o      auditor independence; and
o      various increased criminal penalties for violations of securities laws.

       The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of adopting rules to implement various provisions of the SOA.

CODE OF ETHICAL CONDUCT

       On March 26, 2003, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

       We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

       Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

o      Honest and ethical  conduct,  including the ethical handling of actual or
       apparent   conflicts  of  interest   between  personal  and  professional
       relationships;

o Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

o      Compliance with applicable governmental laws, rules and regulations,
o The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and
o      Accountability for adherence to the Code.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 2, 2003

Zkid Network Company



 /s/ Jon A. Darmstadter                    /s/ Donald Weisberg
-----------------------------             -----------------------------
By: Jon A. Darmstadter                    By: Donald Weisberg
Title: CEO                                Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Jon A. Darmstadter                   April 2, 2003
---------------------------
By: Jon A. Darmstadter
Title: CEO



 /s/ Donald Weisberg                      April 2, 2003
---------------------------
By: Donald Weisberg
Title: President, Director