Form 10KSB/A
period 2002-12-31
ZKID NETWORK CO
filed 2003-04-23
CIK 1109153

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

Item 7.      Financial Statements.

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
ZKid Network Company

We have audited the accompanying balance sheets of ZKid Network Company, formerly E.Kidnetwork.com, Inc. (a development stage company) (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended and for the period from inception (August 25, 1999) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZKid Network Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 25, 1999) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ DiRocco & Dombrow, P.A.
April 22, 2003


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     December 31,
                                                              --------------------------
                                                                  2002           2001
                                                              -----------    -----------
Current Assets
  Cash                                                        $        67    $     4,222
                                                              -----------    -----------
    Total Current Assets                                               67          4,222
                                                              -----------    -----------

Furniture and Equipment (net)                                      13,272         25,660
                                                              -----------    -----------

Other Assets
  Deposits                                                          1,265          1,265
                                                              -----------    -----------
    Total Other Assets                                              1,265          1,265
                                                              -----------    -----------
    Total Assets                                              $    14,604    $    31,147
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable - stockholders                                $    75,000    $   207,500
  Accounts payable and accrued expenses                            62,463         98,337
  Due to stockholder                                                  100        314,152
                                                              -----------    -----------
    Total Current Liabilities                                     137,563        619,989
                                                              -----------    -----------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, 1,000,000 issued and
   outstanding, respectively                                        1,000          1,000
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 91,317,209 and 36,858,875 issued and
   outstanding, respectively                                        9,132          3,686
  Additional paid in capital                                    1,559,429        748,000
  Stock issued at less than par value                              (2,683)        (2,683)
  Accumulated deficit during development stage                 (1,689,837)    (1,338,845)
                                                              -----------    -----------
    Total Stockholders' Deficit                                  (122,959)      (588,842)
                                                              -----------    -----------

   Total Liabilities and Stockholders' Deficit                $    14,604    $    31,147
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                     For the Period
                                     from August 25,       For the Year Ended
                                     1999 (Inception)          December 31,
                                     to December 31,  ----------------------------
                                          2002            2002           2001
                                     ---------------  ------------    ------------


Expenses

Research and development              $    185,531    $       --      $       --
Selling, general and administrative      1,208,476         338,604         428,861
Financing costs                            250,000            --           250,000
Depreciation and amortization               45,830          12,388          16,375
                                      ------------    ------------    ------------
  Total Expenses                         1,689,837         350,992         695,236
                                      ------------    ------------    ------------

  Net Loss                            $ (1,689,837)   $   (350,992)   $   (695,236)
                                      ============    ============    ============


Basic loss per share                                  $      (0.01)   $      (0.03)
                                                      ============    ============

Weighted average common shares                          40,738,099      26,700,645
                                                      ============    ============







   The accompanying notes are an integral part of these financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                Preferred Stock             Common Stock           Additional
                                                          -------------------------   -------------------------     Paid-in
                                                             Shares        Amount        Shares        Amount       Capital
                                                          -----------   -----------   -----------   -----------   -----------
August 25, 1999 - Issuance of common stock for cash
  (restated from subsequent reorganization)                 1,000,000   $     1,000    15,000,000   $     1,500   $      --
Net loss for the period from inception (August 25,
  1999) to December 31, 1999                                     --            --            --            --            --
                                                          -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                                1,000,000         1,000    15,000,000         1,500          --
Net loss - December 31, 2000                                     --            --            --            --            --
                                                          -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000                                1,000,000         1,000    15,000,000         1,500          --
January 23, 2001 - Reverse merger and reorganization
  with East Coeur d'Alene Silver Mines, Inc.                     --            --       1,858,875           186          --
April 25, 2001 - Stock issued to acquire Quadric
  Acquisition Corp. at $0.05 per share                           --            --       5,000,000           500       249,500
July 25, 2001 - Conversion of convertible debt at $0.01
  per share                                                      --            --      10,000,000         1,000        99,000
July 25, 2001 - Conversion of stockholder's loan at
  $0.08 per share                                                --            --       5,000,000           500       399,500
Net loss - December 31, 2001                                     --            --            --            --            --
                                                          -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2001                                1,000,000         1,000    36,858,875         3,686       748,000
December 5, 2002 - Issuance of common stock for
  services at $0.015 per share                                   --            --         825,000            83        12,292
December 5, 2002 - Issuance of common stock for
  services at $0.015 per share                                   --            --         300,000            30         4,470
December 5, 2002 - Conversion of stockholders' loans
  at $0.015 per share                                            --            --      43,252,934         4,325       644,469
December 5, 2002 - Issuance of common stock for
  compensation to majority stockholder at $0.015 per
  share                                                          --            --      10,080,400         1,008       150,198
Net loss - December 31, 2002                                     --            --            --            --            --
                                                          -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                                1,000,000   $     1,000    91,317,209   $     9,132   $ 1,559,429
                                                          ===========   ===========   ===========   ===========   ===========

                                                          Stock Issued
                                                          at Less Than   Accumulated
                                                           Par Value       Deficit         Total
                                                          -----------    -----------    -----------
August 25, 1999 - Issuance of common stock for cash
  (restated from subsequent reorganization)               $    (2,497)   $      --      $         3
Net loss for the period from inception (August 25,
  1999) to December 31, 1999                                     --          (88,838)       (88,838)
                                                          -----------    -----------    -----------
Balance at December 31, 1999                                   (2,497)       (88,838)       (88,835)
Net loss - December 31, 2000                                     --         (554,771)      (554,771)
                                                          -----------    -----------    -----------
Balance at December 31, 2000                                   (2,497)      (643,609)      (643,606)
January 23, 2001 - Reverse merger and reorganization
  with East Coeur d'Alene Silver Mines, Inc.                     (186)          --             --
April 25, 2001 - Stock issued to acquire Quadric
  Acquisition Corp. at $0.05 per share                           --             --          250,000
July 25, 2001 - Conversion of convertible debt at $0.01
  per share                                                      --             --          100,000
July 25, 2001 - Conversion of stockholder's loan at
  $0.08 per share                                                --             --          400,000
Net loss - December 31, 2001                                     --         (695,236)      (695,236)
                                                          -----------    -----------    -----------
Balance at December 31, 2001                                   (2,683)    (1,338,845)      (588,842)
December 5, 2002 - Issuance of common stock for
  services at $0.015 per share                                   --             --           12,375
December 5, 2002 - Issuance of common stock for
  services at $0.015 per share                                   --             --            4,500
December 5, 2002 - Conversion of stockholders' loans
  at $0.015 per share                                            --             --          648,794
December 5, 2002 - Issuance of common stock for
  compensation to majority stockholder at $0.015 per
  share                                                          --             --          151,206
Net loss - December 31, 2002                                     --         (350,992)      (350,992)
                                                          -----------    -----------    -----------
Balance at December 31, 2002                              $    (2,683)   $(1,689,837)   $  (122,959)
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




                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                       For the Period
                                                       from August 25,        For the Year Ended
                                                      1999 (Inception)           December 31,
                                                       to December 31,    --------------------------
                                                            2002              2002           2001
                                                      ----------------    -----------    -----------
Cash flows from operating activities:
  Net loss                                              $(1,689,837)      $  (350,992)   $  (695,236)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Financing costs                                           250,000              --          250,000
  Depreciation and amortization                              45,830            12,388         16,375
  Stock issued for services                                 168,081           168,081           --
  Increase in deposits                                       (1,265)             --             --
  Increase in accounts payable and accrued expenses         148,155            49,818         25,228
                                                        -----------       -----------    -----------
Net cash used in operating activities                    (1,079,036)         (120,705)      (403,633)
                                                        -----------       -----------    -----------
Cash flow from investing activities:
  Purchase of furniture and equipment                       (59,102)             --          (10,450)
                                                        -----------       -----------    -----------
Net cash used in investing activities                       (59,102)             --          (10,450)
                                                        -----------       -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          3              --             --
  Proceeds from notes payable                               307,500              --          307,500
  Advances from stockholder loans                           830,702           116,550        108,457
                                                        -----------       -----------    -----------
Net cash provided by financing activities                 1,138,205           116,550        415,957
                                                        -----------       -----------    -----------
Net increase (decrease) in cash                                  67            (4,155)         1,874
Cash at beginning of year                                      --               4,222          2,348
                                                        -----------       -----------    -----------
Cash at end of year                                     $        67       $        67    $     4,222
                                                        ===========       ===========    ===========
Supplemental Information
Interest paid                                           $     3,000       $      --      $     3,000
                                                        ===========       ===========    ===========
Income taxes paid                                       $      --         $      --      $      --
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


   The accompanying notes are an integral part of these financial statements.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Information (continued)
------------------------

Non-cash transactions: (continued)

On July 25, 2001 the Company exchanged 10,000,000 shares of its common stock for $100,000 of its convertible debt.

On July 25, 2001 the Company exchanged 5,000,000 shares of its common stock for $400,000 of principal and interest due to its majority stockholder.

On December 5, 2002 the Company exchanged 36,586,267 shares of its common stock for $548,794 of principal and interest due to its majority stockholder.

On December 5, 2002 the Company exchanged 6,666,667 shares of its common stock for $100,000 of principal and interest due to an officer and stockholder of the Company.

On December 5, 2002 the Company issued 10,080,400 shares of its common stock for $151,206 for services provided by the Company's majority stockholder.

On December 5, 2002 the Company issued 1,125,000 shares of its common stock for $16,875 for services provided to the Company.


   The accompanying notes are an integral part of these financial statements.

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

   The accompanying notes are an integral part of these financial statements.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss Per Share
------------------

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the fiscal years ended December 31, 2002 and 2001, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.





   The accompanying notes are an integral part of these financial statements.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These financial statements show that there are no revenues and the Company incurred net losses of $350,992 and $695,236 for the years ended December 31, 2002 and 2001, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations and profitable operations from the development of the mining properties. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

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

NOTE 2 - BUSINESS COMBINATIONS (continued)

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


NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:
                                                           December 31,
                                                 -------------------------------
                                                     2002              2001
                                                 -------------     -------------
            Office equipment                         $ 42,463          $ 42,463
            Furniture                                   6,189             6,189
            Leasehold improvements                     10,450            10,450
                                                 -------------     -------------
                                                       59,102            59,102
            Less accumulated depreciation and
                amortization                          (45,830)          (33,442)
                                                 -------------     -------------
                                                     $ 13,272          $ 25,660
                                                 =============     =============

For the years ended December 31, 2002 and 2001 depreciation and amortization expense amounted to $12,388 and $16,375, respectively.


NOTE 4 - NOTES PAYABLE

As of December 31, 2002 and 2001, the Company was indebted to a stockholder in the amount of $0 and $90,000, respectively. Interest accrued at 8% per year. For the years ended December 31, 2002 and 2001 interest expense amounted to $6,668 and 4,256, respectively. The note, and all applicable accrued interest thereon, were repaid in December 2002 through the issuance of the Company's common stock.

The Company is indebted to a corporate stockholder in the amount of $75,000 as of December 31, 2002 and 2001. Payment is due on demand and interest accrues at 8% per year. Interest expense amounted to $6,000 and $2,729 for the years ended December 31, 2002 and 2001, respectively. No interest was paid as of December 31, 2001.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE (continued)

As of December 31, 2002 and 2001, the Company was indebted to its majority stockholder in the amounts of $100 and $356,652, respectively. The amount due as of December 31, 2002 is payable on demand and accrues interest at the rate of 8.0% annually. Interest expense amounted to $30,613 and $39,647 for the years ended December 31, 2002 and 2001, respectively. Interest of $3,000 was paid as of December 31, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leased office space in Phoenix, Arizona under an operating lease that was terminated during 2002. The Company leased, on a month to month basis, its office space in Chicago, Illinois from its majority stockholder. The Company terminated this arrangement in June 2002.

Rent expense for the years ended December 31, 2002 and 2001 was $30,143 and $51,409, respectively. Of these amounts the Company paid $12,038 and $11,290 to its majority stockholder for the Chicago, Illinois premises.


NOTE 6 - STOCK OPTIONS

On December 3, 2000, the Company entered into a stock option agreement in which the Company granted the option to an officer to purchase up to 25,000 shares of common stock at an exercise price of $0.10 per share at any time through December 31, 2001. None of the options were exercised during 2001 and they expired on December 31, 2001.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per shares as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable option without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 30% for 2000; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple valuation approach. If the computed fair value of the 2002 award had been amortized to the Company's expense over the vesting period of the award, the Company's pro forma net loss applicable to common shareholders and the related loss per share would have been $579,771 or $0.04 per diluted share in 2000.



                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS (continued)

The  following  is a summary of stock  option plan  activity for the years ended
December 31, 2002 and 2001:


     Number of options outstanding on January 1, 2001                                  25,000
       Granted                                                                              -
       Exercised                                                                            -
       Forfeited/expired                                                              (25,000)
                                                                                 -------------
     Number of options outstanding on December 31, 2001                                     -
       Granted                                                                              -
       Exercised                                                                            -
       Forfeited/expired                                                                    -
                                                                                 -------------
     Number of options exercisable at December 31, 2002                                     -
                                                                                 =============

     Weighted average exercise price per share outstanding and exercisable              $0.00
                                                                                 =============

     Weighted average remaining contractual life of options outstanding and
       exercisable (in months)                                                              -
                                                                                 =============


NOTE 7 - RELATED PARTY

The Company leased its Chicago, Illinois office space from its majority stockholder on a month to month basis. The monthly rental payment was $2,222 prior to the arrangement being terminated in June 2002, see note 5.



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

a. August 1999 - Sale of 1,000,000 shares of preferred stock and 15,000,000 shares of common stock to the Company's founders, as restated for the subsequent reorganization, at a value of $3.


b. January 2001 - Issued 1,858,875 shares of common stock in the reverse merger and reorganization with East Coeur d'Alene Silver Mines, Inc.


c. April 2001 - Issued 5,000,000 shares of common stock to acquire Quadric Acquisition Corp. at $0.05 per share.


d. July 2001 - Issued 10,000,000 shares in redeeming convertible debt at $0.01 per share.

e. July 2001 - Issued 5,000,000 shares in conversion of stockholder's loan at $0.08 per share.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

f. December 2002 - Issued 1,125,000, shares at $0.015 per share, for services provided to the Company.


g. December 2002 - Issued 43,252,934, shares at $0.015 per share, in conversion of stockholders' loans.


h. December 2002 - Issued 10,080,400 shares, at $0.015 per share, to the majority stockholder for services provided to the Company.

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