Form 10QSB
period 2003-03-31
ZKID NETWORK CO
filed 2003-05-19
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ending March 31, 2003


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the transition period from ______ to ______


Commission file number       0-29981
                       -------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            NEVADA                                        91-2072623
-------------------------------             ------------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                   60610
--------------------------------------------   --------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number,(   312     )     654       -         0733
                           -----------  -------------   -------------------


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

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 36,857,034
                                                  -----------

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No x
             ---    ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements..................................... 3
          Independent Accountants Review Letter.................... 4
          Balance Sheet (unaudited)................................ 5
          Statements of Operations (unaudited)..................... 6
          Statements of Cash Flows (unaudited)..................... 7
          Notes to Financial Statements............................ 8

Item 2.  Management's Discussion and Analysis or Plan
           of Operation............................................ 9

Item 3.  Controls and Procedures................................... 10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings........................................ 11

Item 2.   Changes in Securities and Use of Proceeds................ 11

Item 3.   Defaults upon Senior Securities.......................... 11

Item 4.   Submission of Matters to a Vote
          of Security Holders...................................... 11

Item 5.   Other Information........................................ 11

Item 6.   Exhibits and Reports on Form 8-K......................... 11

Signatures......................................................... 11

                              ZKID NETWORK COMPANY
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)


                                TABLE OF CONTENTS

                                                                       PAGE

INDEPENDENT ACCOUNTANTS' REPORT                                          4

FINANCIAL STATEMENTS

  CONDENSED BALANCE SHEETS                                               5

  CONDENSED STATEMENTS OF OPERATIONS                                     6

  CONDENSED STATEMENTS OF CASH FLOWS                                     7

  NOTES TO FINANCIAL STATEMENTS                                          8

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) as of March 31, 2003 and the related condensed statements of operations and cash flows for the three months ended March 31, 2003 and 2002 and for the period from August 25, 1999 (inception) to March 31, 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2003. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 22, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Dombrow, P.A.
May 15, 2003


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                March 31,     December 31,
                                                                  2003            2002
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
Current Assets
  Cash                                                        $         52    $         67
                                                              ------------    ------------
     Total Current Assets                                               52              67
                                                              ------------    ------------

Furniture and Equipment (net)                                         --            13,272
                                                              ------------    ------------

Other Assets
  Deposits                                                            --             1,265
                                                              ------------    ------------
     Total Other Assets                                               --             1,265
                                                              ------------    ------------
     Total Assets                                             $         52    $     14,604
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable - stockholders                                $     75,000    $     75,000
  Accounts payable and accrued expenses                             64,944          62,463
  Due to stockholder                                                   100             100
                                                              ------------    ------------
     Total Current Liabilities                                     140,044         137,563
                                                              ------------    ------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 1,000,000 issued and
    outstanding, respectively                                        1,000           1,000
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 94,317,209 issued and outstanding                    9,132           9,132
  Additional paid in capital                                     1,559,429       1,559,429
  Stock issued at less than par value                               (2,683)         (2,683)
  Accumulated deficit during development stage                  (1,706,870)     (1,689,837)
                                                              ------------    ------------
     Total Stockholders' Deficit                                  (139,992)       (122,959)
                                                              ------------    ------------

    Total Liabilities and Stockholders' Deficit               $         52    $     14,604
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


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                       For the period
                                       from August 25,    For the three months ended
                                      1999 (inception)             March 31,
                                        to March 31,     ----------------------------
                                            2003             2003            2002
                                      ---------------    ------------    ------------
Expenses

Research and development              $       185,531    $       --      $       --
Selling, general and administrative         1,212,237           3,761          61,205
Financing costs                               250,000            --              --
Depreciation and amortization                  45,830            --             2,913
Loss on abandonment of equipment               13,272          13,272            --
                                      ---------------    ------------    ------------
   Total Expenses                           1,706,870          17,033          64,118
                                      ---------------    ------------    ------------

   Net Loss                           $    (1,706,870)   $    (17,033)   $    (64,118)
                                      ===============    ============    ============


Basic loss per share                                     $      (0.00)   $      (0.00)
                                                         ============    ============

Weighted average common shares                             91,317,209      36,858,875
                                                         ============    ============



 See accompanying summary of notes to unaudited condensed financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                               For the period
                                               from August 25,    For the three months ended
                                              1999 (inception)             March 31,
                                                to March 31,     ----------------------------
                                                    2003             2003            2002
                                              ---------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                    $    (1,706,870)   $   (17,033)   $   (64,118)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Financing costs                                  250,000           --             --
     Depreciation and amortization                     45,830           --            2,913
     Stock issued for services                        168,081           --             --
     Loss on abandonment of equipment                  13,272         13,272           --
     Decrease in deposits                                --           (1,265)          --
     Increase in accounts payable                      64,944          2,481         10,146
                                              ---------------    -----------    -----------
Net cash used in operating activities              (1,164,743)        (2,545)       (51,059)
                                              ---------------    -----------    -----------

Cash flow from investing activities:
  Purchase of furniture and equipment                 (59,102)          --             --
                                              ---------------    -----------    -----------
Net cash used in investing activities                 (59,102)          --             --
                                              ---------------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    3           --             --
  Proceeds from notes payable                          75,000           --             --
  Stock issued to repay notes payable                 232,500           --             --
  Advances from stockholder loans                         100           --             --
  Stock issued to repay stockholders' loans           916,294           --           64,200
                                              ---------------    -----------    -----------
Net cash provided by financing activities           1,223,897           --           64,200
                                              ---------------    -----------    -----------

Net increase (decrease) in cash                            52         (2,545)        13,141

Cash at beginning of period                              --               67          4,222
                                              ---------------    -----------    -----------

Cash at end of period                         $            52    $    (2,478)   $    17,363
                                              ===============    ===========    ===========

Supplemental Information
------------------------

Interest paid                                 $          --      $      --      $      --
                                              ===============    ===========    ===========
Income taxes paid                             $          --      $      --      $      --
                                              ===============    ===========    ===========


 See accompanying summary of notes to unaudited condensed financial statements.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Zkid Network Company, formerly E.Kidnetwork.com, Inc., (the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of the results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2002.


2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.


3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $139,992 and $137,496 at March 31, 2003 and December 31, 2002, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


4. Notes Payable

The Company is indebted to a corporate stockholder in the amount of $75,000. Payment is due on demand and bears interest at 8.0% per year.


5. Subsequent Event

During April 2003, the Company issued 4,300,000 shares of its common stock, valued at $0.025 per share, or $107,500, to four individuals for services rendered to the Company. The price per share approximated the fair market value as of the date of the issuance.

During May 2003, the Company issued 5,000,000 shares of its common stock, valued at $0.025 per share, or $125,000, to four individuals for services rendered to the Company. The price per share approximated the fair market value as of the date of the issuance.

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

FORWARD-LOOKING STATEMENTS:

         We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "plan", "anticipate", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete and other uncertainties of our future plans.

Item 3.  Controls and Procedures.

(a)      Evaluation  of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.  Changes in Securities.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
         99.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
         99.3 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
         99.4 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b) Reports on Form 8-K.   None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003


ZKID NETWORK COMPANY



/s/ Jon A. Darmstadter
------------------------------
By: Jon A. Darmstadter
Title: Chief Executive Officer