Form 10QSB
period 2003-06-30
ZKID NETWORK CO
filed 2003-08-19
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ending June 30, 2003


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from _______ to _______

Commission file number       0-29981
                       -------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                        91-2072623
---------------------------------              ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



445 West Erie St. Suite 106B, Chicago, IL                      60610
--------------------------------------------       -----------------------------
(Address of principal executive offices)                     (Zip Code)



Issuer's telephone number,(   312   )    654    -    0733
                           ---------  ---------   ---------


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

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of August 12, 2003: 99,967,209
                                      ----------

         Transitional Small Business Disclosure Format
         (Check One)
         Yes     No x
            ---    ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................3
          Independent Accountants Review Letter.........................4
          Balance Sheet (unaudited).....................................5
          Statements of Operations (unaudited)..........................6
          Statements of Cash Flows (unaudited)..........................7
          Notes to Financial Statements.................................8

Item 2.  Management's Discussion and Analysis or Plan
           of Operation.................................................9

Item 3.  Controls and Procedures.......................................10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................11

Item 2.   Changes in Securities and Use of Proceeds....................11

Item 3.   Defaults upon Senior Securities..............................12

Item 4.   Submission of Matters to a Vote
          of Security Holders..........................................12

Item 5.   Other Information............................................12

Item 6.   Exhibits and Reports on Form 8-K.............................12

Signatures.............................................................13

                              ZKID NETWORK COMPANY
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

                                TABLE OF CONTENTS




                                                                       PAGE
                                                                    ----------

INDEPENDENT ACCOUNTANTS' REPORT                                          4

FINANCIAL STATEMENTS

BALANCE SHEETS                                                           5

STATEMENTS OF OPERATIONS                                                 6

STATEMENTS OF CASH FLOWS                                                 7

NOTES TO FINANCIAL STATEMENTS                                            8

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) (a development stage company) as of June 30, 2003 and the related condensed statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002 and for the period from August 25, 1999 (inception) to June 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 22, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Dombrow, P.A.
August 12, 2003


                           ZKID NETWORK COMPANY
                     (FORMERLY E.KIDNETWORK.COM, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                June 30,      December 31,
                                                                  2003            2002
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
Current Assets
 Cash                                                         $        182    $         67
                                                              ------------    ------------
    Total Current Assets                                               182              67
                                                              ------------    ------------

Furniture and Equipment (net)                                         --            13,272
                                                              ------------    ------------

Other Assets
 Deposits                                                             --             1,265
                                                              ------------    ------------
    Total Other Assets                                                --             1,265
                                                              ------------    ------------
    Total Assets                                              $        182    $     14,604
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable - stockholders                                 $     75,000    $     75,000
 Accounts payable and accrued expenses                              63,000          62,463
 Due to stockholder                                                  4,750             100
                                                              ------------    ------------
    Total Current Liabilities                                      142,750         137,563
                                                              ------------    ------------

Stockholders' Deficit
 Preferred stock, $.001 par value, 10,000,000
  shares authorized, 1,000,000 issued and
  outstanding, respectively                                          1,000           1,000
 Common stock, $.0001 par value, 100,000,000 shares
  authorized, 99,317,209 and 91,317,209 issued and
  outstanding, respectively                                          9,932           9,132
 Additional paid in capital                                      1,758,629       1,559,429
 Stock issued at less than par value                                (2,683)         (2,683)
 Accumulated deficit during development stage                   (1,909,446)     (1,689,837)
                                                              ------------    ------------
    Total Stockholders' Deficit                                   (142,568)       (122,959)
                                                              ------------    ------------

    Total Liabilities and Stockholders' Deficit               $        182    $     14,604
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


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                     For the Period
                                     from August 25,         For the Three Months              For the Six Months
                                          1999                 Ended June 30,                    Ended June 30,
                                     (Inception) to    ------------------------------    ------------------------------
                                      June 30, 2003         2003             2002             2003             2002
                                      -------------    -------------    -------------    -------------    -------------
Expenses


Research and development              $     185,531    $        --      $        --      $        --      $        --
Consulting fees                             200,000          200,000             --            200,000             --
Selling, general and administrative       1,214,813            2,576           71,881            6,337          133,086
Financing costs                             250,000             --               --               --               --
Depreciation and amortization                59,102             --              3,281           13,272            6,194
                                      -------------    -------------    -------------    -------------    -------------
    Total Expenses                        1,909,446          202,576           75,162          219,609          139,280
                                      -------------    -------------    -------------    -------------    -------------

    Net Loss                          $  (1,909,446)   $    (202,576)   $     (75,162)   $    (219,609)   $    (139,280)
                                      =============    =============    =============    =============    =============


Basic loss per share                                   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                       =============    =============    =============    =============

Weighted average common shares                            94,723,802       36,858,875       93,020,506       36,858,875
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


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Period
                                            from August 25,        For the Six Months ended
                                                 1999                      June 30,
                                            (Inception) to      ------------------------------
                                             June 30, 2003           2003             2002
                                             -------------      -------------    -------------
Cash flows from operating activities:
 Net loss                                    $  (1,909,446)     $    (219,609)   $    (139,280)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Financing costs                                 250,000               --               --
   Depreciation and amortization                    59,102             13,272            6,194
   Stock issued for services                       368,081            200,000             --
   Decrease in deposits                               --                1,265             --
   Increase in accounts payable                     63,000                537           21,423
                                             -------------      -------------    -------------
Net cash used in operating activities           (1,169,263)            (4,535)        (111,663)
                                             -------------      -------------    -------------

Cash flow from investing activities:
 Purchase of furniture and equipment               (59,102)              --               --
                                             -------------      -------------    -------------
Net cash used in investing activities              (59,102)              --               --
                                             -------------      -------------    -------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                  3               --               --
 Proceeds from notes payable                       307,500               --               --
 Advances from stockholder loans                   921,044              4,650          111,100
                                             -------------      -------------    -------------
Net cash provided by financing activities        1,228,547              4,650          111,100
                                             -------------      -------------    -------------

Net increase (decrease) in cash                        182                115             (563)

Cash at beginning of period                           --                   67            4,222
                                             -------------      -------------    -------------

Cash at end of period                        $         182      $         182    $       3,659
                                             =============      =============    =============

Supplemental Information
------------------------

Interest paid                                $        --        $        --      $        --
                                             =============      =============    =============
Income taxes paid                            $        --        $        --      $        --
                                             =============      =============    =============

Non Cash Transaction:

Issuance of common stock to repay notes
 payable                                     $     232,500      $        --      $        --
                                             =============      =============    =============
Issuance of common stock to repay
 stockholders' loans                         $     916,294      $        --      $        --
                                             =============      =============    =============
Issuance of common stock for services        $     368,081      $     200,000    $        --
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

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Presentation of Interim Information

The accompanying interim condensed financial statements of Zkid Network Company, formerly E.Kidnetwork.com, Inc., (the "Company"), have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim condensed financial statements should be read in connection with the financial statements in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

The Company's condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2002.

2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.


3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $142,568 and $137,496 at June 30, 2003 and December 31, 2002, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Notes Payable

The Company is indebted to a corporate stockholder in the amount of $75,000. Payment is due on demand and bears interest at 8.0% per year.


5. Equity Transactions

On May 5, 2003, the Company issued 5,000,000 shares of common stock to three unrelated third parties for consulting services provided to the Company. The stock was valued at $0.025 per share, or $125,000, which represented fair market value of the stock at that date.

On June 20, 2003, the Company issued 3,000,000 shares of common stock to an unrelated third party for consulting services provided to the Company. The stock was valued at $0.025 per share, or $75,000, which represented fair market value of the stock at that date.

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

         We have signed a licensing agreement with the National Crime Prevention Council (NCPC) featuring McGruff the Crime Dog. We have also partnered with the American Football Coaches Association (NFCA) National Child Identification Program (NCIP). We have created a McGruff Child Safety Tool Kit. We plan to donate our McGruff KidsKeep Software to law enforcement agencies and libraries across the United States.

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

Item 3.  Controls and Procedures.

(a)      Evaluation  of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.  Changes in Securities.
                    Recent Sales of Unregistered Securities.

         During the three months ended June 30, 2003, the Company issued an aggregate of 9.3 million shares of its common stock (collectively, "the Consultant Shares") to six individuals (each a "Consultant and collectively, "Consultants") pursuant to separate consulting agreements as described below.

         Effective April 8, 2003, we entered into a consulting agreement with Barry Clark. Pursuant to his consulting agreement, Mr. Clark agree to consult with the Company regarding, among other things, short range and long term strategic planning, marketing efforts, executive recruitment and retention, corporate finance matters and business acquisition and strategic alliance matters. Mr. Clark's consulting agreement with the Company is for a term of six months, subject to termination by either party upon 30 days prior written notice after the first three months. As compensation for his services under his consulting agreement, the Company issued Mr. Clark One Million shares of common stock.

         Effective April 10, 2003, the Company entered into a consulting agreement with Ms. Zennie Morris. Pursuant to her consulting agreement, Ms. Morris agreed to consult with the Company regarding, among other things, short range and long term strategic planning, marketing, corporate finance and business acquisition matters. Ms. Morris' consulting agreement is for a two year term, subject to termination by either party upon 30 days prior written notice.

         Effective April 12, 2003, the Company entered into a consulting agreement with Paul Gulli. Pursuant to his consulting agreement, Mr. Gulli agreed to consult with the Company regarding technical aspects of the software program. Mr. Gulli's consulting agreement with the Company is for a 6 month term. As compensation for his consulting services the Company issued Mr. Gulli 200,000 shares of common stock.

         Effective April 12, 2003, the Company entered into a consulting agreement with Sean Limes. Pursuant to his consulting agreement, Mr. Limes agreed to consult with the Company regarding technical aspects of the software program. Mr. Lime's consulting agreement is for a term of six months. As compensation for his services under the consulting agreement, the Company issued Mr. Limes 100,000 shares of common stock.

         Effective May 2, 2003, the Company entered into a consulting agreement with Barry Clark. Pursuant to his consulting agreement, Mr. Clark agreed to consult with the Company regarding, among other things, short range and long term strategic planning, marketing efforts, executive recruitment and retension, corporate finance matters and business acquisition and strategic alliance matters. Mr. Clark's consulting agreement is for a six month term. As compensation for his services under the consulting agreement, the company issued Mr. Clark Two Million shares of common stock.

         Effective May 5, 2003, the Company entered into a consulting agreement with Michael Nichols. Pursuant to the consulting agreement, Mr. Nichols agreed to consult with the Company regarding, among other things, short range and long term strategic planning, marketing efforts, corporate finance and business acquisition matters. Mr. Nichols's agreement has a term of two years, subject to termination by either party upon 30 days prior written notice. As compensation for the services under the consulting agreement, the Company issued Mr. Nichols, Two Million shares of common stock.

         Effective May 5, 2003, the Company entered into a consulting agreement with John Neff. Pursuant to his consulting agreement, Mr. Neff agreed to consult with the Company regarding technical aspects of the software program. Mr. Neff's consulting agreement with the company is for a term of twelve months. As compensation for Mr. Neff's consulting agreement, the Company issued Mr. Neff One Million shares of common stock.

         The Board of Directors of the Company approved the Consulting Agreements and authorized and approved the issuance of the Consultant shares pursuant thereto, on April 14, 2003. The Consultant shares were to have been registered under the Securities Act of 1933, as amended, prior to their issuance to the Consultants. This did not occur. Subsequently, the Company has been informed that virtually all of the Consultant Shares have been resold by the Consultants into the open market. The Company is currently investigating the circumstances surrounding its failure to register the Consultant Shares and considering potential remedial answers. No assurance can be given, however, that the Company's failure to register the Consultant Shares under applicable securities laws will not have a material adverse effect on the Company, its financial condition or the market for the Company's common stock.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

          31 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

          32 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

          32 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

          32 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b) Reports on Form 8-K.   None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003


ZKID NETWORK COMPANY



 /s/ Jon A. Darmstadter
------------------------------
By: Jon A. Darmstadter
Title: Chief Executive Officer