Form 10QSB
period 2003-09-30
ZKID NETWORK CO
filed 2003-11-19
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ending September 30, 2003


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from _______ to _______

Commission file number       0-29981
                       -------------


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                        91-2072623
---------------------------------              ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



     666 Dundee Road Northbrook, Il.                           60610
----------------------------------------           -----------------------------
(Address of principal executive offices)                     (Zip Code)



Issuer's telephone number,(   312   )    654    -    0733
                           ---------  ---------   ---------

                       445 W. Erie St. Chicago, Il. 60610
                       ----------------------------------
          Former Name, former address and former fiscal year if changed since last report

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

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of November 12, 2003: 99,967,209
                                        ----------

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

Item 2.  Management's Discussion and Analysis or Plan
           of Operation................................................10

Item 3.  Controls and Procedures.......................................11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................12

Item 2.   Changes in Securities and Use of Proceeds....................12

Item 3.   Defaults upon Senior Securities..............................13

Item 4.   Submission of Matters to a Vote
          of Security Holders..........................................13

Item 5.   Other Information............................................13

Item 6.   Exhibits and Reports on Form 8-K.............................13

Signatures.............................................................14

                              ZKID NETWORK COMPANY
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)


                                TABLE OF CONTENTS


                                                                    PAGE
                                                                  --------

INDEPENDENT ACCOUNTANTS' REPORT                                       4

FINANCIAL STATEMENTS

BALANCE SHEETS                                                        5

STATEMENTS OF OPERATIONS                                              6

STATEMENTS OF CASH FLOWS                                              7

NOTES TO FINANCIAL STATEMENTS                                       8 - 9

                            DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Chicago, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) (a development stage company) as of September 30, 2003 and the related condensed statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 and for the period from August 25, 1999 (inception) to September 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 22, 2003, we expressed an
unqualified  opinion  on  those  financial  statements.   In  our  opinion,  the
information set forth in the accompanying balance sheet as of September 30, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Dombrow, P.A.
November 5, 2003


                           ZKID NETWORK COMPANY
                     (FORMERLY E.KIDNETWORK.COM, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED BALANCE SHEETS

                                  ASSETS

                                                           September 30,     December 31,
                                                                2003             2002
                                                           -------------    -------------
                                                            (Unaudited)        (Audited)
Current Assets
  Cash                                                     $      17,391    $          67
                                                           -------------    -------------
      Total Current Assets                                        17,391               67
                                                           -------------    -------------

Furniture and Equipment (net)                                       --             13,272
                                                           -------------    -------------

Other Assets
  Deposits                                                          --              1,265
                                                           -------------    -------------
      Total Other Assets                                            --              1,265
                                                           -------------    -------------
      Total Assets                                         $      17,391    $      14,604
                                                           =============    =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable - stockholders                             $      75,000    $      75,000
  Accounts payable and accrued expenses                           76,172           62,463
  Due to stockholder                                              23,750              100
                                                           -------------    -------------
      Total Current Liabilities                                  174,922          137,563
                                                           -------------    -------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, 1,000,000 issued and
   outstanding, respectively                                       1,000            1,000
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 99,317,209 and 91,317,209 issued and
   outstanding, respectively                                       9,932            9,132
  Additional paid in capital                                   1,758,629        1,559,429
  Stock issued at less than par value                             (2,683)          (2,683)
  Accumulated deficit during development stage                (1,924,409)      (1,689,837)
                                                           -------------    -------------
      Total Stockholders' Deficit                               (157,531)        (122,959)
                                                           -------------    -------------

      Total Liabilities and Stockholders' Deficit          $      17,391    $      14,604
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


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                       For the Period
                                       from August 25,
                                            1999         For the Three Months Ended      For the Nine Months Ended
                                       (Inception) to           September 30,                   September 30,
                                        September 30,   ----------------------------    ----------------------------
                                            2003            2003            2002            2003              2002
                                        ------------    ------------    ------------    ------------    ------------

Expenses


  Research and development              $    185,531    $       --      $       --      $       --      $       --
  Consulting fees                            210,667          10,667            --           210,667            --
  Selling, general and administrative      1,219,109           4,296          71,881          10,633         133,086
  Financing costs                            250,000            --              --              --              --
  Depreciation and amortization               59,102            --             3,281          13,272           6,194
                                        ------------    ------------    ------------    ------------    ------------
      Total Expenses                       1,924,409          14,963          75,162         234,572         139,280
                                        ------------    ------------    ------------    ------------    ------------

      Net Loss                          $ (1,924,409)   $    (14,963)   $    (75,162)   $   (234,572)   $   (139,280)
                                        ============    ============    ============    ============    ============


  Basic loss per share                                  $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                        ============    ============    ============    ============

  Weighted average common shares                          99,317,209      36,858,875      97,064,462      36,858,875
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


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS





                                                  For the Period
                                                  from August 25,     For the Nine Months ended
                                                 1999 (Inception)           September 30,
                                                   to September    ------------------------------
                                                     30, 2003           2003            2002
                                                  -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                        $  (1,924,409)   $    (234,572)   $    (139,280)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Financing costs                                    250,000             --               --
     Depreciation and amortization                       59,102           13,272            6,194
     Stock issued for services                          368,081          200,000             --
     Decrease in deposits                                  --              1,265             --
     Increase in accounts payable                        76,172           13,709           21,423
                                                  -------------    -------------    -------------
Net cash used in operating activities                (1,171,054)          (6,326)        (111,663)
                                                  -------------    -------------    -------------

Cash flow from investing activities:
  Purchase of furniture and equipment                   (59,102)            --               --
                                                  -------------    -------------    -------------
Net cash used in investing activities                   (59,102)            --               --
                                                  -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      3             --               --
  Proceeds from notes payable                           307,500             --               --
  Advances from stockholder loans                       940,044           23,650          111,100
                                                  -------------    -------------    -------------
Net cash provided by financing activities             1,247,547           23,650          111,100
                                                  -------------    -------------    -------------

Net increase (decrease) in cash                          17,391           17,324             (563)

Cash at beginning of period                                --                 67            4,222
                                                  -------------    -------------    -------------

Cash at end of period                             $      17,391    $      17,391    $       3,659
                                                  =============    =============    =============

Supplemental Information

Interest paid                                     $        --      $        --      $        --
                                                  =============    =============    =============

Income taxes paid                                 $        --      $        --      $        --
                                                  =============    =============    =============

Non Cash Transaction:

Issuance of common stock to repay notes payable   $     232,500    $        --      $        --
                                                  =============    =============    =============

Issuance of common stock to repay
  stockholders' loans                             $     916,294    $        --      $        --
                                                  =============    =============    =============

Issuance of common stock for services             $     368,081    $     200,000    $        --
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

3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $156,731 and $137,496 at September 30, 2003 and December 31, 2002, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. Commitments

On September 10, 2003, the Company entered into a consulting agreement with an individual. The agreement is for a period of eight months and provides for compensation in the form of 1,600,000 shares of the Company's restricted common stock. The stock was valued at $0.08 per share, or $128,000. As of September 30, 2003 the shares had not been issued (see Note 7).

7. Subsequent Events

In October 2003, the Company's majority shareholder and officer canceled 3,000,000 shares of the Company's restricted common stock owned by him for the purpose of making the shares available to the Company for use as payment for services rendered by third parties to the Company.

In October 2003, the Company sold a total of 1,400,000 shares of restricted common stock previously held in treasury to an accredited investor under a private placement agreement at an average price of $0.12 per share, or $168,000. The proceeds will be used for working capital purposes. Under the terms of the agreement, the Company is obligated to issue on the one year anniversary of the agreement, an additional number of shares equal to 20% of the current value of the investment, or $33,600, at the then market value of the stock. At the market price on September 30, 2003, of $0.25 per share, the Company would be required to issue an additional 134,400 shares of stock.

In October 2003, the Company issued 1,600,000 shares of common stock previously held in treasury to a consultant under the terms of a consulting agreement dated September 10, 2003 (see Note 6). The shares were valued at the fair market value at the date of issuance of $.08 per share or $128,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Plan of Operation
         -----------------

         ZKid Network will continue to develop additional and ongoing content for its internet based media content site. The focus will be on increasing the educational and entertainment value to children. This process includes, but is not limited to, additional games, cartoons, books in the library and video streaming children's activities by children. ZKid will also continue to outsource and create strategic alliances which will enhance and strengthen our content offerings.

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

         We have signed a licensing and product development agreement with USurf America which will enhance the security of our KidsKeep Safe Internet Program as well as provide both hardware and customer support. All other bandwidth and network capacity will be outsourced, as we believe this is the most efficient use of resources. We expect that our initial marketing campaign will offer a sample free 30-day trial period for potential subscribers. We will obtain subscribers by co-marketing our Zkid network software product with consumer brand products. The consumer brand product will offer our network software product as a value added item with the purpose of increasing sales of the branded product at the retail level. We believe that co-marketing our product with branded products will deliver us users/subscribers. The potential users/subscribers will be directed to our Virtual Private Network (VPN) for registration. We will send the registered users a CD-ROM disk enabling them to use our VPN for a free trial period. When we begin to sign-up the free-trial subscribers, we will not receive any revenues. We anticipate that free-trial subscribers will become paying subscribers after the trial period ends. It will cost us approximately $0.90 to produce and send the registered user the CD-ROM disk. We are unable to estimate what number of free-trial subscribes may become paying subscribers. However, our ability to outsource and identify additional capacity would enable us to service an unlimited number of subscribers. Presently, we have no paying subscribers. Our free-trial offers have been initiated.

         We have raised $168,000.00 in private capital through a subscription agreement utilizing unregistered Rule 144 common stock.

         Our short-term cash requirements are approximately $10,000 per month. Our long-term cash requirements will include our continuing fixed operational expenses, marketing expenses associated with responding to subscriber inquiries and continued product development.

         We  will  seek  additional   capital  in  order  finance  our  proposed
operations. We have not identified any specific future financing sources. Our efforts to finance Zkid and its operations may result in the issuance of equity and debt instruments. This and other future financing activity may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

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

Item 3.  Controls and Procedures.

(a)      Evaluation  of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph
(a) above, we have added a control system whereby prior to the issuance of any stock by the transfer agent; they must receive signed board authorization and copies of filed, effective registration statements.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not a party to any pending or threatened legal proceedings.

Item 2.  Changes in Securities.

         Effective September 10, 2003, we entered into a consulting agreement with Mr. Paul Urdan. Pursuant to his consulting agreement, Mr. Urdan agreed to consult with the Company regarding, among other things, short range and long term strategic planning, marketing efforts, executive recruitment and retention, corporate finance matters and business acquisition and strategic alliance matters. Mr. Urdan's consulting agreement with the Company is for a term of eight months, subject to termination by either party upon 30 days prior written notice after the first three months. As compensation for his services under his consulting agreement, the Company issued Mr. Urdan One Million six hundred thousand shares of common stock.

         The Board of Directors of the Company approved the Consulting Agreements and authorized and approved the issuance of the Consultant shares pursuant thereto, on September 10, 2003. The Consultant shares were registered under the Securities Act of 1933, as amended, prior to their issuance to the Consultants.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

          31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

          31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

          32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

          32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b) Reports on Form 8-K.   None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003


ZKID NETWORK COMPANY



 /s/ Jon A. Darmstadter
------------------------------
By: Jon A. Darmstadter
Title: Chief Executive Officer