Form 10KSB
period 2003-12-31
ZKID NETWORK CO
filed 2004-04-19
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the fiscal year ended December 31, 2003.


TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                               For the transition period from _______ to _______ Commission file number


                              ZKID NETWORK COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Nevada                                      91-2027724
------------------------------------        ------------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)



  666 Dundee Road     Northbrook, Il.                        60062
--------------------------------------------         --------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number, (   847   )    509    -     4200
                            ---------  ---------   ------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0- for the year ended December 31, 2003.

This report contains a total of _ pages. The Exhibit Index appears on page __.


As of December 31, 2003, there were 99,967,209 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $5,631,554*. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2003, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

* Without asserting that any of the issuer's directors or executive officers or entities that own 60,859,334 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                              ZKID NETWORK COMPANY
                                   FORM 10-KSB
                                December 31, 2003


                                                                            Page
PART I.......................................................................  3

ITEM 1.  Business............................................................  3
ITEM 2.  Properties..........................................................  5
ITEM 3.  Legal Proceedings...................................................  5
ITEM 4.  Submission of Matters to vote of Security Holders...................  6

PART II......................................................................  6

ITEM 5.  Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities.............  6
ITEM 6. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 10
ITEM 7. Financial Statements................................................. 11
ITEM 8. Changes In and Disagreements With Accounting and
            Financial Disclosure............................................. 12
ITEM 8A. Controls and Procedures............................................. 12

PART III..................................................................... 12

ITEM 9.  Directors, Executive Officers, Promoters, and Control Persons:
            Compliance With Section 16(a) of the Exchange Act................ 12
ITEM 10. Executive Compensation.............................................. 15
ITEM 11. Security Ownership of Certain Beneficial Owners and Management...... 16
ITEM 12. Certain Relationships and Related Transactions...................... 17
ITEM 13. Exhibits and Reports on Form 8-K.................................... 18
ITEM 14. Principal Accounting Fees and Services.............................. 18
SIGNATURES................................................................... 19
EXHIBIT INDEX................................................................ 18

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

         (b) Our Corporate History. Zkid Network Company was originally incorporated in the State of Idaho on October 16, 1961 as East Coeur d'Alene Silver Mines, Inc. East Coeur d'Alene Silver Mines changed its corporate domicile from Idaho to Nevada by reincorporating in Nevada on August 28, 2000 and merging the Idaho corporation into the new Nevada corporation of the same name. On January 23, 2001, East Coeur d'Alene Silver Mines acquired all of the issued and outstanding stock of eKid Network.com, Inc., a Delaware corporation. On January 24, 2001, East Coeur d'Alene Silver Mines changed its name to zKid Network Company. On April 25, 2001, Zkid Network Company acquired Quadric Acquisition Corporation.

         (c) Business of the Issuer. Zkid Network Company is a media content company for children. Zkid has developed proprietary software, creating a completely animated and safe internet environment for children ages 4-10. This software program is called KidsKeep, "The Home of the Safe Internet for Children."

         The Zkid Network is a safe monitored,animated virtual playground where kids can enter the vast world of the Internet on their own with the same safety and guidance their parents would provide by standing over them.


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

         Competition
         -----------

         An increasing number of children's website content sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue.

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

         The following is a list of competitors which offer one or a few features and services that Zkid will offer:

o        JuniorNet.com
o        Nick.com
o        KOL...Kids OnLine

         Our ability to compete will depend on many factors, including the entertainment value, originality, timeliness, comprehensiveness and trustworthiness of our content and service, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. We believe we hold an extreme technological advantage on the side of providing the greatest measure of safety available in the marketplace.

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

         Zkid Network will continue to develop additional and ongoing content for its Internet based media content site. Zkid will continue to develop and license cutting edge technology as a clear way to differentiate itself from any competitor. We believe this will ultimately create inherent value which will not be compromised. The focus will be on increasing the educational and entertainment value to children. This process includes, but is not limited to, additional games, cartoons, books in library and video streaming childrens activities by children. Zkid will also continue to outsource and create strategic alliance which will enhance and strengthen our content offerings.

         We believe that our Zkid Network product can be rapidly introduced to the public. We will seek out corporate sellers of child oriented products and offer to co-bundle or co-package our Zkid product with their product packaging. Presently we have not entered into any co-marketing or co-packaging agreements.

         We have signed a licensing and product development agreement with Usurf-America which will enhance the security of our KidsKeep Safe Internet Program. It will also provide both hardware and customer support. All other bandwith and network capacity will be outsourced, as we believe this is the most efficient use of resources. Our initial marketing campaign will offer a free 14 day trial period for potential subscribers. We will obtain subscribers by using a myriad of marketing opportunities. Co-marketing our product with branded products will deliver us subscribers. Potential subscribers will be directed to our website for registration. As we begin to sign up the free trial subscribers we will not receive any revenues. We anticipate that free trial subscribers will become paying subscribers after the trial period ends. We are unable to estimate what number of free trial subscribers may become paying subscribers. We currently have a limited number of paying customers. Our ability to outsource and indentify additional capacity would enable us to service an unlimited number of subscribers.

         We have instituted an advertising campaign which has featured full page ads in the following magazines: Family Fun, Parents, Parenting, Child and Major League Baseball 2004; The Official Guide. We have aggressively sought out strategic partners and below please find a list of our partners:

NET OPTION INC. Of Milford, Illinois is the first ISP distributor of Zkid's Safe Internet Softare Program. The signing of Net Option Inc. Is the beginning of a major distribution program for the KidsKeep Product. The ISPs will serve as the fastest penetration to reaching core customer.

UTEK CORPORATION (Amex:UTK), an innovative technology transfer has signed a Strategic Alliance Agreement with Zkid. The purpose fo the agreement is to have UTEK identify technology acquisition opportunities.

NATIONAL SCIENTIFIC CORPORATION (OTC BB; NSCT.OB. Zkid has entered into a joint marketing program with the maker of the Gotcha(tm) wireless child monitor. Under the program, NSC intends to include valuable services to Zkid Network with its Gotcha(tm) child safety products.

HUMWARE INC. Has assigned the distribution of its KidsKeep Safe Internet Software Version 1.0 to Humare for resale to all fundraising organizations.

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

Item 2.         Description of Property.

         The 2003 annual rent for the Northbrook, Illinois office was approximately $2,196. In November 2003 we entered into a new office space lease in Northbrook, Illinois. The lease expires November 2006. Our monthly lease payment is $1,439.

Item 3.         Legal Proceedings.

         The Company is not a party to any pending or threatened legal proceedings.

Item 4.         Submission of Matters to a Vote of Security Holders.

         In September 2003, Zkid Network Company, (the "Company"), in connection with our receipt of approval by written consent, in lieu of a special shareholder meeting, of the holders of a majority of our common stock authorized an amendment to our Articles of Incorporation (1) authorizing an increase in our authorized common stock capital from 100,000,000 common shares, par value $0.0001 to 500,000,000 common shares, par value $0.0001. The shareholders holding shares representing 66.9 % of the votes entitled to be cast at a meeting of the Company's shareholders, consented in writing to the proposed actions. We mailed a Definitive Information Statement to our shareholders in November 2003. Our Certificate of Amendment to our Articles of Incorporation was filed with the Nevada Secretary of State's office on January 9, 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)      Market Information.

         ZKid's common stock trades Over-the-Counter (OTC) NASD Electronic Bulletin Board under the symbol ZKID. Table 1 sets forth the high and low bid information for each fiscal quarter beginning with March 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Data provided by NASDAQ OTC Bulletin Board.

Table 1.

Bid Information


Fiscal Quarter Ended                Low                    High
--------------------                ---                    ----

December 31, 2003                   0.115                  0.30
September 30, 2003                  0.016                  0.39
June 30, 2003                       0.017                  0.041
March 31, 2003                      0.017                  0.067
December 31, 2002                   0.015                  0.015
September 30, 2002                  0.10                   0.08
June 30, 2002                       0.10                   0.10
March 31, 2002                      0.32                   0.53


(a)      Holders.

         Zkid Network has approximately 2,500 shareholders of its common stock as of December 31, 2003 holding 99,997,209 common shares. This information is based on a review of our shareholder registry and the ADP beneficial ownership list disclosing shareholders who own our stock in brokerage "street name" accounts.

(c)      Dividends.

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation laws. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(d) Recent Sales of Unregistered Securities. During the third and fourth quarter of 2003, the following securities were authorized for issuance and, or sold.

         On October  17,  2003,  we sold  700,000  common  shares to  Wellington
Capital for $98,000.

         On October  30,  2003,  we sold  700,000  common  shares to  Wellington
Capital for $70,000.

         We believe these shares have been issued in non-public private transactions under Section 4(2) of the Securities Act of 1933, as amended (the
"Act"). These shares will be deemed restricted securities and not be available for public resale absent registration or exemption from the registration requirements of the Act.

         (e)  Securities Authorized for issuance under equity compensation plans.

The following table summarizes our equity compensation plan information as of December 31, 2003. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

------------------------------ -------------------------- ------------------------ --------------------------
Plan Category                  Number of Securities to    Weighted-average         Number of Securities
                               be issued upon exercise    Exercise price of        remaining available for
                               of outstanding options,    outstanding options,     future issuance under
                               warrants and rights        warrants, and rights     equity compensation
                                                                                   plans (excluding
                                                                                   securities reflected in
                                                                                   column (a)


                                         (a)                       (b)                       (c)
------------------------------ -------------------------- ------------------------ --------------------------
Equity Compensation Plans
approved by security holders             None                      None                      None
------------------------------ -------------------------- ------------------------ --------------------------
Equity Compensation Plans
not approved by security              13,900,000                   $0.045                    None
holders (1)(2)
------------------------------ -------------------------- ------------------------ --------------------------
Total                                 13,900,000                   $0.045                    None
------------------------------ -------------------------- ------------------------ --------------------------


(1) Shares issuable under Advisory and Consultant Agreements. To date, 2,000,000 shares have been issued under the plan. All of the shares issuable under the Plan were registered on Form S-8 on December 15, 2003. The shares were sold for $0.11 per share. Agreement filed with Form S-8.

(2) Shares issuable under Advisory and Consultant Agreements. To date, 10,900,000 shares have been issued under the Agreements. All of the shares issuable under the Plan were registered on Form S-8 and S-8 POS on October 2, 2003 and November 19, 2003, respectively. 1,600,000 shares were sold for $0.08 per share and 9,300,000 shares sold at $0.025 cents per share. The Agreement for the 1,600,000 shares was filed with the Form S-8. A summary of the material terms of the other agreements is outlined below.


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

         (f)      Small Business Issuer Purchases of Securities

         The following table represents common shares we acquired from Jon A. Darmstadter, a company officer and director, during the second and third quarters of 2003. These shares were not acquired in open market transactions, but were acquired privately by the company because we had reached the limits of our authorized common stock capital and needed additional common shares for issuance. The shares were acquired at their original transaction values. We intended to reissue the shares to Mr. Darmstadter after we amended our articles of incorporation increasing our authorized common stock capital. We amended our articles effective January 9, 2004.

---------------- ------------- -------------- ---------------- -----------------
  Period           (a) Total     (b)Average     (c)Total         (d)Maximum
                   number of     price paid     number of        number (or
                   shares        per share      shares           approximate
                   purchased                    purchased as     Dollar Value)
                                                part of          of shares that
                                                publicly         may yet be
                                                announced        purchased
                                                plans or         under plans or
                                                programs         programs
---------------- ------------- -------------- ---------------- -----------------
  September 03     3,000,000       $0.05            -0-               -0-
---------------- ------------- -------------- ---------------- -----------------
  July 03          3,750,000       $0.05            -0-               -0-
---------------- ------------- -------------- ---------------- -----------------
  June 03          3,000,000       $0.05            -0-               -0-
---------------- ------------- -------------- ---------------- -----------------
  Total            9,750,000       $0.05            -0-               -0-
---------------- ------------- -------------- ---------------- -----------------

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

         We believe that our subscriber base will grow in direct proportion to our co-marketing results. We have reduced our network capacity so as to only utilize our hardware for program changes and test marketing. All other bandwidth and network capacity will be outsourced, as we believe this is the most efficient use of resources. Currently, our network has the capability to handle 100,000 users/subscribers. We anticipate charging a monthly fee of $9.95 per subscriber. We expect that our initial marketing campaign will offer a sample free 14-day trial period for potential subscribers. We will obtain subscribers by co-marketing our Zkid network software product with consumer brand products. The consumer brand product will offer our network software product as a value added item with the purpose of increasing sales of the branded product at the retail level. We believe that co-marketing our product with branded products will deliver us users/subscribers. The potential users/subscribers will be directed to the zkidnetwork.com website for registration

         Our short-term cash requirements are approximately $20,000 per month. Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come new investors. We may offer common stock on a private stock offering basis.

          We are not in immediate need of additional cash. However, we may seek additional capital in order finance our proposed operations. We have not identified any specific future financing sources. Our efforts to finance Zkid and its operations may result in the issuance of equity and debt instruments. This and other future financing activity may result in the dilution of shareholder equity. If rapid growth were to occur, we would need to purchase additional hardware and hire customer support personnel. We expect to incur financial losses for the foreseeable future. We are currently marketing our KidsKeep product.

Item 7.         Financial Statements.



                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

          AND FROM INCEPTION (AUGUST 25,1999) THROUGH DECEMBER 31, 2003

                                TABLE OF CONTENTS
                                -----------------



Independent Auditors' Report                                          F-1

Financial Statements

Balance Sheets                                                        F-2

Statements of Operations                                              F-3

Statements of Changes in Stockholders' Deficit                     F-4 - F-5

Statements of Cash Flows                                           F-6 - F-7

Notes to Financial Statements                                      F-8 - F-15

                          DIROCCO & COMPANY, CPA, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 358-4272

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
ZKid Network Company

We have audited the accompanying balance sheets of ZKid Network Company, formerly E.Kidnetwork.com, Inc. (a development stage company) (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended and for the period from inception (August 25, 1999) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZKid Network Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 25, 1999) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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




/s/ DiRocco & Company, CPA, P.A.
April 9, 2003


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                         December 31,
                                                              --------------------------------
                                                                    2003              2002
                                                              --------------    --------------

Current Assets
 Cash                                                         $        3,305    $           67
 Prepaid expenses                                                     69,333              --
                                                              --------------    --------------
     Total Current Assets                                             72,638                67
                                                              --------------    --------------

Furniture and Equipment (net)                                          6,204            13,272
                                                              --------------    --------------

Other Assets
 Deposits                                                              4,317             1,265
                                                              --------------    --------------
      Total Other Assets                                               4,317             1,265
                                                              --------------    --------------
      Total Assets                                            $       83,159    $       14,604
                                                              ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Notes payable - stockholders                                 $      524,250    $       75,100
 Accounts payable and accrued expenses                             1,643,417            62,463
                                                              --------------    --------------
      Total Current Liabilities                                    2,167,667           137,563
                                                              --------------    --------------

Stockholders' Deficit
 Preferred stock, $.001 par value, 10,000,000
  shares authorized, 1,000,000 issued and
  outstanding, respectively                                            1,000             1,000
 Common stock, $.0001 par value, 100,000,000 shares
  authorized, 99,967,209 and 91,317,209 issued and
  outstanding, respectively                                            9,997             9,132
 Additional paid in capital                                        1,752,064         1,559,429
 Stock issued at less than par value                                  (2,683)           (2,683)
 Accumulated deficit during development stage                     (3,844,886)       (1,689,837)
                                                              --------------    --------------
      Total Stockholders' Deficit                                 (2,084,508)         (122,959)
                                                              --------------    --------------

      Total Liabilities and Stockholders' Deficit             $       83,159    $       14,604
                                                              ==============    ==============



   The accompanying notes are an integral part of these financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                           For the Period
                                           from August 25,
                                           1999 (Inception)     For the Year Ended December 31,
                                           to December 31,    ----------------------------------
                                                 2003               2003               2002
                                           ---------------    ---------------    ---------------

Expenses

   Research and development                $       241,031    $        55,500    $          --
   Consulting                                    1,689,667          1,689,667               --
   Selling, general and administrative           1,331,107            122,631            338,604
   Officer's compensation                          315,000            315,000               --
   Financing costs                                 250,000               --                 --
   Depreciation and amortization                    60,581             14,751             12,388
                                           ---------------    ---------------    ---------------
         Total Expenses                          3,887,386          2,197,549            350,992

Other income - Gain on settlement                   42,500             42,500               --
                                           ---------------    ---------------    ---------------

         Net Loss                          $    (3,844,886)   $    (2,155,049)   $      (350,992)
                                           ===============    ===============    ===============


   Basic and fully diluted
     loss per share                        $         (0.09)   $         (0.02)   $         (0.01)
                                           ===============    ===============    ===============

   Weighted average common shares - basic
     and fully diluted                          42,493,532         97,208,992         40,738,099
                                           ===============    ===============    ===============



   The accompanying notes are an integral part of these financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                           Preferred Stock              Common Stock          Additional
                                                     -------------------------   -------------------------     Paid-in
                                                        Shares        Amount        Shares        Amount       Capital
                                                     -----------   -----------   -----------   -----------   -----------
August 25, 1999 - Issuance of common stock for
  cash (restated from subsequent reorganization)       1,000,000   $     1,000    15,000,000   $     1,500   $      --
Net loss for the period from inception (August 25,
  1999) to December 31, 1999                                --            --            --            --            --
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                           1,000,000         1,000    15,000,000         1,500          --
Net loss - December 31, 2000                                --            --            --            --            --
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000                           1,000,000         1,000    15,000,000         1,500          --
January 23, 2001 - Reverse merger and
  reorganization with East Coeur d'Alene Silver
  Mines, Inc.                                               --            --       1,858,875           186          --
April 25, 2001 - Stock issued to acquire Quadric
  Acquisition Corp. at $0.05 per share                      --            --       5,000,000           500       249,500
July 25, 2001 - Conversion of convertible debt
  at $0.01 per share                                        --            --      10,000,000         1,000        99,000
July 25, 2001 - Conversion of stockholder's loan
  at $0.08 per share                                        --            --       5,000,000           500       399,500
Net loss - December 31, 2001                                --            --            --            --            --
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2001                           1,000,000         1,000    36,858,875         3,686       748,000
December 5, 2002 - Issuance of common stock
  for services at $0.015 per share                          --            --         825,000            83        12,292
December 5, 2002 - Issuance of common stock
  for services at $0.015 per share                          --            --         300,000            30         4,470
December 5, 2002 - Conversion of stockholders'
  loans at $0.015 per share                                 --            --      43,252,934         4,325       644,469
December 5, 2002 - Issuance of common stock
  for compensation to majority stockholder at
  $0.015 per share                                          --            --      10,080,400         1,008       150,198
Net loss - December 31, 2002                                --            --            --            --            --
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                           1,000,000   $     1,000    91,317,209   $     9,132   $ 1,559,429
                                                     -----------   -----------   -----------   -----------   -----------

                                                     Stock Issued       Treasury Stock
                                                     at Less Than  -------------------------   Accumulated
                                                      Par Value       Shares       Amount        Deficit         Total
                                                     -----------   -----------   -----------   -----------    -----------
August 25, 1999 - Issuance of common stock for
  cash (restated from subsequent reorganization)     $    (2,497)         --     $      --    $      --      $         3
Net loss for the period from inception (August 25,
  1999) to December 31, 1999                                --            --            --        (88,838)       (88,838)
                                                     -----------   -----------   -----------  -----------    -----------
Balance at December 31, 1999                              (2,497)         --            --        (88,838)       (88,835)
Net loss - December 31, 2000                                --            --            --       (554,771)      (554,771)
                                                     -----------   -----------   -----------  -----------    -----------
Balance at December 31, 2000                              (2,497)         --            --       (643,609)      (643,606)
January 23, 2001 - Reverse merger and
  reorganization with East Coeur d'Alene Silver
  Mines, Inc.                                               (186)         --            --            --             --
April 25, 2001 - Stock issued to acquire Quadric
  Acquisition Corp. at $0.05 per share                      --            --            --            --          250,000
July 25, 2001 - Conversion of convertible debt
  at $0.01 per share                                        --            --            --            --          100,000
July 25, 2001 - Conversion of stockholder's loan
  at $0.08 per share                                        --            --            --            --          400,000
Net loss - December 31, 2001                                --            --            --        (695,236)      (695,236)
                                                     -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2001                              (2,683)         --            --      (1,338,845)      (588,842)
December 5, 2002 - Issuance of common stock
  for services at $0.015 per share                          --            --            --             --           12,375
December 5, 2002 - Issuance of common stock
  for services at $0.015 per share                          --            --            --             --            4,500
December 5, 2002 - Conversion of stockholders'
  loans at $0.015 per share                                 --            --            --             --          648,794
December 5, 2002 - Issuance of common stock
  for compensation to majority stockholder at
  $0.015 per share                                          --            --            --             --          151,206
Net loss - December 31, 2002                                --            --            --         (350,992)      (350,992)
                                                     -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2002                         $    (2,683)         --     $      --      $(1,689,837)   $  (122,959)
                                                     -----------   -----------   -----------    -----------    -----------



   The accompanying notes are an integral part of these financial statements.


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)


                                                          Preferred Stock               Common Stock         Additional
                                                     -------------------------   -------------------------     Paid-in
                                                        Shares        Amount        Shares        Amount       Capital
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                           1,000,000   $     1,000    91,317,209   $     9,132   $ 1,559,429
April 14, 2003 - Issuance of common stock for
  services at $0.025 per share                         4,300,000           430       107,070          --            --
May 5, 2003 - Issuance of common stock for
  services at $0.025 per share                              --            --       4,350,000           435       108,315
June 20, 2003 - Purchase of treasury stock for
  note to stockholder at $0.025 per share                   --            --            --            --            --
June 20,  2003 - Issuance of treasury stock for
  services at $0.025 per share                              --            --            --            --         (75,000)
July 28,  2003 - Purchase of treasury stock for
  note to stockholder at $0.025 per share                   --            --            --            --            --
June 28,  2003 - Issuance of treasury stock for
  services at $0.025 per share                              --            --            --            --         (93,750)
September 30, 2003 - Purchase of treasury stock
  note at stockholder's cost of $0.05 per share             --            --            --            --            --
October 1, 2003 - Issuance of treasury stock for
  cash at $0.14 per share                                   --            --            --            --          63,000
October 2, 2003 - Issuance of treasury stock for
  services at $0.08 per share                               --            --            --            --          48,000
October 17, 2003 - Issuance of treasury stock for
  cash at $0.10 per share                                   --            --            --            --          35,000

Net loss - December 31, 2003                                --            --            --            --            --
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2003                           1,000,000   $     1,000    99,967,209   $     9,997   $ 1,752,064
                                                     ===========   ===========   ===========   ===========   ===========

                                                     Stock Issued        Treasury Stock
                                                     at Less Than  --------------------------    Accumulated
                                                      Par Value       Shares        Amount         Deficit         Total
                                                     -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2002                         $    (2,683)         --      $      --      $(1,689,837)   $  (122,959)
April 14, 2003 - Issuance of common stock for
  services at $0.025 per share                              --            --          107,500
May 5, 2003 - Issuance of common stock for
  services at $0.025 per share                              --            --             --             --          108,750
June 20, 2003 - Purchase of treasury stock for
  note to stockholder at $0.025 per share                   --       3,000,000        (75,000)          --         (150,000)
June 20,  2003 - Issuance of treasury stock for
  services at $0.025 per share                              --      (3,000,000)        75,000           --           75,000
July 28,  2003 - Purchase of treasury stock for
  note to stockholder at $0.025 per share                   --       3,750,000        (93,750)          --         (187,500)
June 28,  2003 - Issuance of treasury stock for
  services at $0.025 per share                              --      (3,750,000)        93,750           --           93,750
September 30, 2003 - Purchase of treasury stock
  note at stockholder's cost of $0.05 per share             --       3,000,000       (600,000)          --         (150,000)
October 1, 2003 - Issuance of treasury stock for
  cash at $0.14 per share                                   --        (700,000)       140,000           --           98,000
October 2, 2003 - Issuance of treasury stock for
  services at $0.08 per share                               --      (1,600,000)       320,000           --          128,000
October 17, 2003 - Issuance of treasury stock for
  cash at $0.10 per share                                   --        (700,000)       140,000           --           70,000
Net loss - December 31, 2003                                --            --             --       (2,155,049)    (2,155,049)
                                                     -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2003                         $    (2,683)         --      $      --      $(3,844,886)   $(2,084,508)
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


                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                       For the Period
                                                       from August 25,
                                                       1999 (Inception)  For the Year Ended December 31,
                                                       to December 31,   ------------------------------
                                                            2003              2003             2002
                                                        -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                              $  (3,844,886)   $  (2,155,049)   $    (350,992)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Financing costs                                           250,000             --               --
    Depreciation and amortization                              60,581           14,751           12,388
    Stock issued for services                                 681,081          513,000          168,081
    Increase in prepaid expenses                              (69,333)         (69,333)
    Increase in deposits                                       (4,317)          (3,052)            --
    Increase in accounts payable and accrued expenses       1,684,109        1,535,954           49,818
                                                        -------------    -------------    -------------
Net cash used in operating activities                      (1,242,765)        (163,729)        (120,705)
                                                        -------------    -------------    -------------
Cash flow from investing activities:
  Purchase of furniture and equipment                         (66,785)          (7,683)            --
                                                        -------------    -------------    -------------
Net cash used in investing activities                         (66,785)          (7,683)            --
                                                        -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            3             --               --
  Proceeds from issuance of treasury stock                    168,000          168,000
  Proceeds from notes payable - stockholders (net)          1,144,852            6,650          116,550
                                                        -------------    -------------    -------------
Net cash provided by financing activities                   1,312,855          174,650          116,550
                                                        -------------    -------------    -------------
Net increase (decrease) in cash                                 3,305            3,238           (4,155)
Cash at beginning of year                                        --                 67            4,222
                                                        -------------    -------------    -------------
Cash at end of year                                     $       3,305    $       3,305    $          67
                                                        =============    =============    =============

Supplemental Information
------------------------
Interest paid                                           $       3,000    $        --      $        --
                                                        =============    =============    =============

Income taxes paid                                       $        --      $        --      $        --
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

On April 14, 2003 the Company issued 4,300,000 shares of its common stock for $107,500 for services provided to the Company.

On May 5, 2003 the Company issued 4,350,000 shares of its common stock for $108,750 for services provided to the Company.

On June 20, 2003 the Company bought 3,000,000 shares of its common stock in exchange for a $150,000 note payable to the Company's majority stockholder.

On June 20, 2003 the Company issued 3,000,000 shares of its treasury stock for $75,000 for services provided to the Company.

On July 28, 2003 the Company bought 3,750,000 shares of its common stock in exchange for a $187,500 note payable to the Company's majority stockholder.

On July 28, 2003 the Company issued 3,750,000 shares of its treasury stock for $93,750 for services provided to the Company.

On July 31, 2003 the conversion of $45,000 of convertible debt for 1,500,000 shares of authorized, but unissued, common stock was reflected as an accrued expense.

On September 30, 2003 the Company bought 3,000,000 shares of its common stock in exchange for a $150,000 note payable to the Company's majority stockholder.

On October 2, 2003 the Company issued 1,600,000 shares of its treasury stock for $128,000 for services provided to the Company.

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

The Company is a developmental stage digital media company. The Company is currently raising capitol and developing its business plan with the goal of developing an animated, virtual playground where children can have access to the internet in a safe and monitored environment.

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

Cash Equivalents
----------------

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2003 and 2002.

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

Net Loss Per Share
------------------

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the fiscal years ended December 31, 2003 and 2002, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

Treasury Stock
--------------

Treasury stock is recorded at cost at the time of purchase. When treasury stock is sold the account is charged at the cost of the shares being sold with any difference being charged to additional paid-in capital.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage and has incurred losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 2003 and 2002 the Company has incurred net losses of $2,155,049 and $350,992, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company'

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:
                                                       December 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
        Office equipment                           $ 49,146        $ 42,463
        Furniture                                     7,189           6,189
        Leasehold improvements                       10,450          10,450
                                               ------------    ------------
                                                     66,785          59,102
        Less accumulated depreciation and
            amortization                            (60,581)        (45,830)
                                               ------------    ------------
                                                    $ 6,204        $ 13,272
                                               ============    ============

For the years ended December 31, 2003 and 2002 depreciation and amortization expense amounted to $14,751 and $12,388, respectively.

NOTE 4 - NOTES PAYABLE -STOCKHOLDERS

The Company is indebted to a corporate stockholder in the amount of $30,000 and $75,000 as of December 31, 2003 and 2002, respectively. Payment is due on demand and interest accrues at 8% per year. During 2003 the stockholder redeemed $45,000 of the note for 1,500,000 shares of the Company's common stock. The shares were authorized but not issued because such an issuance would have exceeded the number of shares the Company was authorized to issue. Interest expense amounted to $13,210 and $6,000 for the years ended December 31, 2003 and 2002, respectively. No interest was paid as of December 31, 2003.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE STOCKHOLDERS (continued)

As of December 31, 2003 and 2002, the Company was indebted to its majority stockholder in the amounts of $494,250 and $100, respectively. The amount due and payable on demand as of December 31, 2003 was $6,750. This amount accrues interest at the rate of 8.0% annually. The remaining balance of $487,250 does not accrue interest and may only be paid to the stockholder in the form of 9,750,000 shares of the Company's common stock (Note 6). Interest expense amounted to $18,221 and $30,613 for the years ended December 31, 2003 and 2002, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In November 2003 the Company entered into an operating lease for office space in Northbrook, Illinois. The lease, which expires in January 2006, calls for minimum monthly lease payments of $1,439.


Future annual minimum lease payments are as follows:

                     Year Ending
                     December 31,              Amount
                  ------------------        ------------
                        2004                    $ 15,830
                        2005                      17,269
                        2006                         720
                                            ------------
                                                $ 33,819
                                            ============

During the year ended December 2002, the Company leased office space from its majority stockholder on a month to month basis.

Rent expense for the years ended December 31, 2003 and 2002 was $2,196 and $30,143, respectively. Of these amounts the Company paid $0 and $11,290 to its majority stockholder in 2003 and 2002, respectively.


In February 2003, the Company entered into an agreement with for services that include marketing, networking, and growth strategies. This agreement amends prior agreements under which the Company issued 1,000,000 of its common stock. The current agreement calls for the Company to pay an ongoing participation fee of $0.75 per subscription of the Company's primary product. The Company will also pay 25% of its net profits on all retail sales of its products outside of its primary product. At December 31, 2003 the Company had no sales of either type of product.

In September 2003, the Company entered into an agreement with a sales and marketing consultant. The agreement called for the Company to issue 1,000,000 shares of its common stock upon completion of the agreement and an additional 1,000,000 shares of the Company's common stock for each year the agreement is renewed.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

In September 2003, the Company entered into an agreement that is to provide the Company with marketing, promotional, and public relations services. The agreement called for the Company to issue 2,400,000 shares of its common stock within 30 days of the date of the agreement. For each executed arrangement that the Company enters into with any (1) telecommunications or cable company, (2) computer manufacturer, (3) insurance company, (4) credit card issuer, or (5) telemarketing firm, the Company is required to issue an additional 500,000 shares of its common stock. In the event that such an arrangement produces revenue for the Company additional shares of the Company's common stock are to be issued, up to a maximum of 3,000,000 shares per executed agreement, as follows:

                         Revenue                     Shares
                  -----------------------          -----------
                   $      1 - $100,000               500,000
                   $100,000 - $200,000               500,000
                   $200,000 - $300,000               500,000
                   $300,000 - $400,000               500,000
                   $400,000 - $500,000               500,000

In November 2003, the Company entered into an agreement that provides the Company with web-hosting. domain maintenance, and billing and collection services. The agreement called for the Company to issue 2,000,000 shares of its restricted common stock upon execution of the agreement. The agreement also calls for compensation of the greater of 10% of the gross product sales, or $4,000 per month, and hourly fees of $100 per hour, limited to $7,500, for character development and animation.

In November 2003 the Company entered into certain commitments with outside consultants that required the issuance of the Company's common stock beyond the number of shares authorized. In January 2004 the Company amended its articles of incorporation increasing its authorized shares from 100 million shares to 500 million shares of common stock. Shares authorized, but not issued, at December 31, 2003 totaled 7,400,000 shares at prices ranging from $0.055 to $0.235 per share, or $1,081,000. The amount has been accrued in 2003.

NOTE 6 - RELATED PARTY

In the second half of 2003 the Company had neared the limits of its authorized number of common shares. In order to meet certain commitments that required the issuance of the Company's common stock the Company's majority stockholder sold 9,750,000 shares of his common stock holdings back to the Company at his original cost of $0.05 per share in return for non-interest bearing notes payable. The notes stipulate that repayment must be in the form of the Company's common stock in a like number of shares (Note 4.)

During 2002 the Company leased office space from its majority stockholder on a month to month basis. The monthly rental payment was $2,222 prior to the arrangement being terminated in June 2002 (Note 5).

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

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

   i. April 2003 - Issued 4,300,000 shares, at $0.025 per share, for services provided to the Company.

   j. May 2003 - Issued 4,350,000 shares, at $0.025 per share, for services provided to the Company.

   k. June 2003 - Acquired 3,000,000 shares of treasury stock from the majority stockholder at the stockholder's original cost of $0.05 per share.

   l. June 2003 - Issued 3,000,000 shares of treasury stock, at $0.025 per share, for services provided to the Company.

   m. July 2003 - Acquired 3,750,000 shares of treasury stock from the majority stockholder at the stockholder's original cost of $0.05 per share.

   n. July 2003 - Issued 3,750,000 shares of treasury stock, at $0.025 per share, for services provided to the Company.

   o. September 2003 - Acquired 3,000,000 shares of treasury stock from the majority stockholder at the stockholder's original cost of $0.05 per share.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

   p. October 2003 - Issued 700,000 shares of treasury stock, at $0.14 per share, for cash.

   q. October 2003 - Issued 1,600,000 shares of treasury stock, at $0.08 per share, for services provided to the Company.

   r. October 2003 - Issued 700,000 shares of treasury stock, at $0.10 per share, for cash.

NOTE 8 - SUBSEQUENT EVENTS

In January 2004, the Company amended its articles of incorporation increasing the number of authorized shares of the Company's common stock from 100 million shares to 500 million shares.

In  January  2004,  the  Company   entered  into  a  consulting   agreement  for
communication services to public companies. The agreement calls for the Company to issue 1,000,000 shares of its common stock in payment for these services.

In January 2004, the Company entered into a consulting agreement for web based services. The agreement calls for the Company to issue 100,000 shares of its common stock in payment for these services. The agreement also provides the

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

Item 8A.        Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we were obligated to evaluate the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). The disclosure controls and procedures are designed to insure that information required to be disclosed by our company in its Periodic Reports filed under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

         Based upon that evaluation, we have concluded that our internal controls relating to stock issuance procedures have recently been less than completely effective and have resulted the delayed filing this years Annual Report on Form 10-KSB.

(b)      Changes in Internal Control.

         Subsequent to the date of this  evaluation as described in subparagraph
(a)above, we intend to implement changes to improve a weakness identified in our internal controls and procedures. We intend to implement a change in management and retain a new stock transfer agency.

                                    PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Zkid Network Company.


MANAGEMENT ZKID NETWORK COMPANY

Directors and Executive Officers
--------------------------------

The following persons are the Directors and Executive Officers of zKid Network Company, the parent corporation of the Delaware zKid Network Company.


Name                       Age           Position(s)
----                       ---           -----------

Jon A. Darmstadter         51            Director, Chief Executive Officer
                                         Chief Financial Officer
Donald Weisberg            56            Director, President

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

(d)      Identify Significant Employees.

(e)      Family Relationships. None.

(f)      Involvement in Certain Legal Proceedings.  Other than set forth in this
         Item 9 and as outlined below in the Legal Proceedings paragraph, to our best knowledge, none of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

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

Legal Proceedings: Matter No. 1- On June 18, 2003, the Securities & Exchange Commission(SEC) filed a complaint in the Northern District of Illinois seeking an order of permanent injunction and other ancillary relief against Jon Darmstadter. The complaint alleges that Darmstadter, the President and Chief Executive Officer of The Children's Beverage Group, Inc., located in Northbrook, Illinois, engaged in unauthorized purchases and sales of Children's Beverage Group stock in a brokerage account belonging to one of his employees. The SEC alleges that unauthorized purchases and sales violated the registration provisions of the securities laws by distributing Children's Beverage stock through his employee's account. The complaint seeks a permanent injunction, civil penalties and disgorgement against Darmstadter. Mr. Darmstadter has denied the allegations and is presently attempting to settle the matter. (SEC v. Jon A. Darmstadter, Civil Action No. 03C-4166, ND Illinois)

Matter No. 2- The State of Illinois, Secretary of State, Securities Department has filed a civil administrative action against Jon Darmstadter, Little Bell & Company, LLC and Doug Little alleging that Darmstadter, together with Little Bell and Doug Little, on, or about January 2000, offered and sold securities in eKid Network.com, Inc. and failed to deliver the shares in violation of the Illinois Securities Law of 1953. The Secretary of State Securities Department has issued a Temporary Order of Prohibition prohibiting Darmstadter from offering or selling securities in or from Illinois until further order of the Secretary of State. Mr. Darmstadter has denied the allegations and is defending the action.

Audit Committee

         Currently, we do not have an audit committee; therefore, we have not made a determination of whether there is a financial expert on such committee.

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

Item 10. Executive Compensation.

Presently,  Zkid has two  executive  officers,  Jon A.  Darmstadter  and  Donald
Weisberg.

The following table sets forth the compensation of the executive officers for the year ended December 31, 2003.

Summary Compensation Table

                                     Annual Compensation      Long-term Compensation
                                     -------------------      ----------------------

                         Fiscal      Salary/                  Stock
Name                     Year        Fees          Bonus      Awards (#)    Options(#)
----                     ----        ----          -----      ----------    ----------
Jon A. Darmstadter(1)    2003        $150,000(1)   -0-        -0-           -0-
Donald Weisberg          2003        -0-           -0-        -0-           -0-


(1) We have accrued a salary of $12,500 per month payable to Jon Darmstadter. The total accrued and unpaid salary is $315,000 through December 31, 2003. We paid Mr. Darmstadter $30,000 cash during 2003.

         The Company does not have a written employment contract with its executive officers. In the future, we may compensate officers and directors with either cash or stock compensation for services rendered.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2003.

         Table 1 lists the persons who are known to Zkid to be the owners of more than five percent of ZKid's equity shares.

(a) Beneficial Ownership of more than 5% based on 99,967,209 common shares. This number of shares (1) includes the 5,000,000 shares of common stock which may be issued to Mr. Darmstadter based on his immediate ability to convert his preferred share ownership into common stock. The Darmstadter shares reflects the potential number of shares issued and outstanding, if Mr. Darmstadter's preferred shares were converted.

Beneficial Ownership of 5%.

Table 1.

     (1)                  (2)                     (3)                  (4)
Title of Class     Name and Address        Amount and Nature    Percent of Class
Common Stock
Common             Jon A. Darmstadter          *51,642,967           51.65%
                   Director, CEO
Common             Donald Weisberg               8,200,000            8.2%
                   Director, President
Common
                   Total                        60,859,334           59.85%

Preferred          Jon A. Darmstadter          **1,000,000          100.0%

* Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place.

** The preferred shares have thirty (30) votes per share.


(a) Security Ownership of Management. Based on 99,967,209 as of December 31, 2003. Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are presently convertible into 5,000,000 common shares. The Darmstadter share figure reflects these 5,000,000 shares in the total issued and outstanding figure even though no conversion has taken place.

Table 2.

     (1)                  (2)                     (3)                  (4)
Title of Class     Name and Address        Amount and Nature    Percent of Class
Common Stock
Common             Jon A. Darmstadter          *51,642,967           51.65%
                   Director, CEO
Common             Donald Weisberg               8,200,000            8.2%
                   Director, President
Common
                   Total                        60,859,334           59.85%

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

         On June 20, 2003, the company acquired 3,000,000 common shares from Jon
A. Darmstadter in exchange for a promissory note payable in like shares at a future date. The acquisiton transaction was booked at the original dollar issuance of $150,000. This acquisition was performed because the company had reached the limits of its authorized common stock capital and it needed to issue new common shares.

         On July 28, 2003, the company acquired 3,750,000 common shares from Jon
A. Darmstadter in exchange for a promissory note payable in like shares at a future date. The acquisiton transaction was booked at the original dollar issuance of $187,500. This acquisition was performed because the company had reached the limits of its authorized common stock capital and it needed to issue new common shares.

         On September 30, 2003, the company acquired 3,000,000 common shares from Jon A. Darmstadter in exchange for a promissory note payable in like shares at a future date. The acquisiton transaction was booked at the original dollar issuance of $187,500. This acquisition was performed because the company had reached the limits of its authorized common stock capital and it needed to issue new common shares.

         During 2002, the company rented office space from Jon A. Darmstadter on a month-to-month basis. The monthly rental payment was $2,222 prior to termination in June 2002.

         On December 13, 2002, Company authorized the issuance of 46,666,667 common shares to Jon A. Darmstadter as repayment of $700,000 of Company debt owed to him.

         On December 13, 2002, the Company authorized the issuance of 6,666,667 common shares to Donald Weisberg as repayment of $100,000 of Company debt owed to him.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits


         2.0*        Business Combination Agreement
         3.0         Certificate  of  Amendment  to Articles of Incorporation of
                     Zkid Network Company filed January 9, 2004
         3.2*        Plan of Merger
         3.3*        Articles of Merger
         3.1*        Articles of Incorporation  of  East  Coeur  d'Alene  Silver
                     Mines, Inc.
         3.2*        Certificate of Amendment of Articles  of  Incorporation  of
                     East Coeur d'Alene Silver Mines, Inc.
         3.3*        Certificate of Designation Zkid Network Company
         3.4*        By-Laws of zKid Network Company
         20.1**      Code of Ethical Conduct
         23          Consent of Independent Certifying Accountant
         31.1        Chief Executive Officer-Section 302 Certification  pursuant to Sarbanes-Oxley Act.
         31.2        Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32.1        Chief Executive Officer-Section 906 Certification  pursuant to Sarbanes-Oxley Act.
         32.2        Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.

         ---------------
         *  Previously filed on Form 8-K May 9, 2001.
         ** Previously filed on Form 10-KSB April 15, 2003.

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the fourth quarter ending December 31, 2003.

ITEM 14.        Principal Accounting Fees and Services.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Di Rocco & Company, C.P.A. of Ft. Lauderdale, Florida.

                                                        Year End     Year End
                                                        12-31-03     12-31-02

(a) Audit Fees
(b) Audit Related Fees
(c) Tax Fees
(d) All other Fees

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

The Company's principal accountant, DiRocco & Company, C. P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2004


Zkid Network Company



/s/ Jon A. Darmstadter                               /s/ Donald Weisberg
--------------------------                           --------------------------
By: Jon A. Darmstadter                               By: Donald Weisberg
Title: CEO                                           Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jon A. Darmstadter                               April 19, 2004
---------------------------
By: Jon A. Darmstadter
Title: CEO, CFO, Director



/s/ Donald Weisberg                                  April 19, 2004
---------------------------
By: Donald Weisberg
Title: President, Director