Form 10QSB
period 2004-03-31
ZKID NETWORK CO
filed 2004-05-20
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X]   Annual Report Under Section 13 or 15(d) of  The Securities Exchange Act of
      1934

                 For the quarterly period ending March 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the transition period from _________ to _________




                              ZKID NETWORK COMPANY
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                91-2027724
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                      666 Dundee Road Northbrook, Il. 60062
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (847) 509-4200
                           (Issuer's telephone number)



      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock - $0.001 par value


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2004, there were 119,442,209 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes       No  X
                                                   -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                 TABLE OF CONTENTS




                                                                       PAGE
                                                                    ----------

INDEPENDENT ACCOUNTANTS' REPORT                                          1

FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS                                                 2

CONDENSED STATEMENTS OF OPERATIONS                                       3

CONDENSED STATEMENTS OF CASH FLOWS                                       4

NOTES TO FINANCIAL STATEMENTS                                            5

                         DIROCCO & COMPANY, C.P.A., P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 358-4272

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Z.Kid Network Company
(Formerly E.Kid Network.com, Inc.)
Northbrook, IL

We have reviewed the accompanying condensed balance sheet of Z.Kid Network Company (formerly E.Kid Network.com, Inc.) as of March 31, 2004 and the related condensed statements of operations and cash flows for the three months ended March 31, 2004 and 2003 and for the period from August 25, 1999 (inception) to March 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2004. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Company, C.P.A., P.A.
May 13, 2004


                              Z.KID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              March 31,        December 31,
                                                                 2004              2003
                                                           --------------    --------------
                                                             (Unaudited)        (Audited)
Current Assets
  Cash                                                     $      135,963    $        3,305
  Prepaid expenses                                                 21,333            69,333
                                                           --------------    --------------
      Total Current Assets                                        157,296            72,638
                                                           --------------    --------------

Furniture and Equipment (net)                                       6,796             6,204
                                                           --------------    --------------

Other Assets
  Deposits                                                          4,317             4,317
                                                           --------------    --------------
      Total Other Assets                                            4,317             4,317
                                                           --------------    --------------
      Total Assets                                         $      168,409    $       83,159
                                                           ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable - stockholders                             $      554,250    $      524,250
  Accounts payable and accrued expenses                           526,434         1,643,417
  Due to stockholders                                              11,436              --
                                                           --------------    --------------
      Total Current Liabilities                                 1,092,120         2,167,667
                                                           --------------    --------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, 1,000,000 issued and
   outstanding, respectively                                        1,000             1,000
Common stock, $.0001 par value, 100,000,000 shares
  authorized, 119,442,209 and 99,967,209 issued and
  outstanding, respectively                                        11,945             9,997
Additional paid in capital                                      4,800,282         1,752,064
Subscriptions receivable                                          (20,250)             --
Stock issued at less than par value                                (2,683)           (2,683)
Accumulated deficit during development stage                   (5,714,005)       (3,844,886)
                                                           --------------    --------------
      Total Stockholders' Deficit                                (923,711)       (2,084,508)
                                                           --------------    --------------

      Total Liabilities and Stockholders' Deficit          $      168,409    $       83,159
                                                           ==============    ==============


 See accompanying summary of notes to unaudited condensed financial statements.


                              Z.KID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS



                                         For the period
                                         from August 25,       For the three months ended
                                        1999 (inception)               March 31,
                                          to March 31,     ----------------------------------
                                              2004               2004               2003
                                        ---------------    ---------------    ---------------

Expenses

  Research and development              $       241,031    $          --      $          --
  Consulting                                  3,354,417          1,664,750               --
  Selling, general and administrative         1,504,818            173,711             61,205
  Officer's compensation                        345,000             30,000               --
  Financing costs                               250,000               --                 --
  Depreciation and amortization                  61,239                658              2,913
                                        ---------------    ---------------    ---------------
      Total Expenses                          5,756,505          1,869,119             64,118

Other income - Gain on settlement                42,500               --                 --
                                        ---------------    ---------------    ---------------

      Net Loss                          $    (5,714,005)   $    (1,869,119)   $       (64,118)
                                        ===============    ===============    ===============


  Basic loss per share                                     $         (0.02)   $         (0.00)
                                                           ===============    ===============

  Weighted average common shares                               112,008,598         91,317,209
                                                           ===============    ===============






 See accompanying summary of notes to unaudited condensed financial statements.


                              Z.KID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS






                                                     For the period
                                                     from August 25,      For the three months ended
                                                    1999 (inception)               March 31,
                                                      to March 31,     --------------------------------
                                                          2004              2004              2003
                                                     --------------    --------------    --------------
Cash flows from operating activities:
  Net loss                                           $   (5,714,005)   $   (1,869,119)   $      (64,118)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Financing costs                                        250,000              --                --
     Depreciation and amortization                           61,239               658             2,913
     Stock issued for services                            3,404,811         2,723,730              --
     (Increase) decrease in prepaid expenses                (21,333)           48,000              --
     Increase in deposits                                    (4,317)             --                --
     Decrease (increase) in accounts payable and
      accrued expenses                                      567,126        (1,116,983)           10,146
                                                     --------------    --------------    --------------
Net cash used in operating activities                    (1,456,479)         (213,714)          (51,059)
                                                     --------------    --------------    --------------

Cash flow from investing activities:
  Purchase of furniture and equipment                       (68,035)           (1,250)             --
                                                     --------------    --------------    --------------
Net cash used in investing activities                       (68,035)           (1,250)             --
                                                     --------------    --------------    --------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    261,189           261,186              --
  Proceeds from issuance of treasury stock                  168,000              --                --
  Proceeds from notes payable - stockholders (net)        1,219,852            75,000            64,200
  Increase in due to stockholder                             11,436            11,436              --
                                                     --------------    --------------    --------------
Net cash provided by financing activities                 1,660,477           347,622            64,200
                                                     --------------    --------------    --------------

Net increase (decrease) in cash                             135,963           132,658            13,141

Cash at beginning of period                                    --               3,305             4,222
                                                     --------------    --------------    --------------

Cash at end of period                                $      135,963    $      135,963    $       17,363
                                                     ==============    ==============    ==============

Supplemental Information
------------------------

Interest paid                                        $         --      $         --      $         --
                                                     ==============    ==============    ==============

Income taxes paid                                    $         --      $         --      $         --
                                                     ==============    ==============    ==============


 See accompanying summary of notes to unaudited condensed financial statements.

                              Z.KID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Z.Kid Network Company, formerly E.Kidnetwork.com, Inc., (the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of the results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2003.

2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.

3. Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are no revenues and current liabilities exceed current assets by $934,824 and $2,095,029 at March 31, 2004 and December 31, 2003, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Subsequent Event

In April 2004, the Company acquired 100% of the outstanding common stock of a company for 9,000,000 shares of its restricted common stock. The stock was valued at $0.15 per share, or $1,350,000, at the date of the transaction.

In April 2004, the Company issued 900,000 shares of its common stock, valued at $015 per share, or $135,000, to a consulting company for services rendered to the Company. The price per share approximated the fair market value as of the date of the issuance.

Item 2.     Management's Discussion and Analysis or Plan of Operation

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

FORWARD-LOOKING STATEMENTS:

         We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete and other uncertainties of plan of business operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Item 3.     Controls and Procedures

(a)      Evaluation  of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

         None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         During the first quarter of 2004 the Company authorized, offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On January 9, 2004, we authorized the issuance of 1,500,000 common shares to Long Lane Capital, Inc. in exchange for the cancellation of $45,000 of the $75,000 promissory note we owe to Long Lane at the conversion rate of Three ($0.03) Cents per share. This conversion was authorized and priced on July 31, 2003.

         On February 17, 2004, we authorized the issuance of 750,000 common shares to UTEK Corporation for business consulting services valued at $0.17 per share.

         On February 17, 2004, we authorized the issuance of 75,000 common shares to Aware Capital Consultants, Inc. for business consulting services value at $0.17 per share.

         On March 2, 2004, we authorized the issuance of 2,000,000 common shares to Brian Urlacher for communication consulting services valued at $0.21 per share.

         On March 2, 2004, we authorized the issuance of 250,000 common shares to Thomas Raines for business consulting services valued at $0.21 per share.

         We believe the shares issued above were issued in private transactions pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.     Defaults Upon Senior Securities

         None.

Item 4.     Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

     None.

Item 6.     Exhibits and Reports on Form 8-K

a)       Exhibits

      Exhibit No.                Exhibit Name

         31.1 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

         32.1 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

(b)      Reports on Form 8-K.  None filed this quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ZKID NETWORK COMPANY


Dated: May 14, 2004                              /s/ Jon A. Darmastadter
                                                --------------------------------
                                                By: Jon A. Darmstadter
                                                Title: President, CEO