Form 10QSB
period 2004-06-30
ZKID NETWORK CO
filed 2004-08-20
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X]    Annual Report Under Section 13 or 15(d) of The Securities Exchange
       Act of 1934

                  For the quarterly period ending June 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________




                              ZKID NETWORK COMPANY
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                 91-2027724
------------------------                               ------------------------
(State of incorporation)                               (IRS Employer ID Number)

                   666 Dundee Road #705, Northbrook, Il. 60062
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2004, there were 160,119,709 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes     No X
                                                   ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                                TABLE OF CONTENTS




                                                                     PAGE
                                                                  ----------

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS                                  1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                        2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                      3 - 4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 5 - 8


                      ZKID NETWORK COMPANY AND SUBSIDIARY
                       (FORMERLY E.KIDNETWORK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,     December 31,
                                                                      2004           2003
                                                                  -----------    -----------
                                                                  (Unaudited)     (Audited)
Current Assets
  Cash                                                            $     3,879    $     3,305
  Prepaid expense                                                      15,000         69,333
                                                                  -----------    -----------
     Total Current Assets                                              18,879         72,638
                                                                  -----------    -----------

Furniture and Equipment (net)                                          55,637          6,204
                                                                  -----------    -----------

Other Assets
  License (net)                                                     1,100,750           --
  Customer list (net)                                                  49,167           --
  Goodwill                                                            335,000           --
  Deposits                                                              4,317          4,317
                                                                  -----------    -----------
     Total Other Assets                                             1,489,234          4,317
                                                                  -----------    -----------
     Total Assets                                                 $ 1,563,750    $    83,159
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Notes payable - stockholders                                    $   467,250    $   524,250
  Accounts payable and accrued expenses                               526,434      1,643,417
  Due to stockholder                                                   11,436           --
                                                                  -----------    -----------
     Total Current Liabilities                                      1,005,120      2,167,667
                                                                  -----------    -----------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, 1,000,000 issued and
   outstanding, respectively                                            1,000          1,000
  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 160,119,709 and 99,967,209 issued and
   outstanding, respectively                                           16,012          9,997
  Additional paid in capital                                        7,878,465      1,752,064
  Subscription receivable                                                --             --
  Stock issued at less than par value                                  (2,683)        (2,683)
  Accumulated deficit during development stage                     (7,334,164)    (3,844,886)
                                                                  -----------    -----------
     Total Stockholders' Equity (Deficit)                             558,630     (2,084,508)
                                                                  -----------    -----------

     Total Liabilities and Stockholders' Equity                   $ 1,563,750    $    83,159
                                                                  ===========    ===========

See accompanying summary of notes to unaudited condensed consolidated financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the Period
                                       from August 25,     For the Three Months Ended         For the Six Months Ended
                                             1999                    June 30,                          June 30,
                                       (Inception) to    ------------------------------    ------------------------------
                                        June 30, 2004         2004             2003             2004             2003
                                        -------------    -------------    -------------    -------------    -------------

Revenue                                 $         887    $         887    $        --      $         887    $        --
                                        -------------    -------------    -------------    -------------    -------------

Expenses
  Research and development                    241,031             --               --               --               --
  Consulting fees                           4,634,232        1,279,815          200,000        2,944,565          200,000
  Selling, general and administrative       1,698,807          223,989            2,576          397,700            6,337
  Officers' compensation                      476,000          101,000             --            131,000             --
  Financing costs                             250,000             --               --               --               --
  Depreciation and amortization                77,481           16,242             --             16,900           13,272
                                        -------------    -------------    -------------    -------------    -------------
     Total Expenses                         7,377,551        1,621,046          202,576        3,490,165          219,609
                                        -------------    -------------    -------------    -------------    -------------

     Net Loss From Operations Before
       Other Income                        (7,376,664)      (1,620,159)        (202,576)      (3,489,278)        (219,609)

Other income - Gain on settlement              42,500             --               --               --               --
                                        -------------    -------------    -------------    -------------    -------------

     Net Loss                           $  (7,334,164)   $  (1,620,159)   $    (202,576)   $  (3,489,278)   $    (219,609)
                                        =============    =============    =============    =============    =============

  Basic loss per share                  $       (0.14)   $       (0.01)   $       (0.00)   $       (0.03)   $       (0.00)
                                        =============    =============    =============    =============    =============

  Weighted average common shares           50,648,586      131,958,265       94,723,802      121,969,391       93,020,506
                                        =============    =============    =============    =============    =============


See accompanying summary of notes to unaudited condensed consolidated financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Period             For the Six Months ended
                                                                      from August 25,                   June 30,
                                                                     1999 (Inception)    ------------------------------------
                                                                     to June 30, 2004            2004                2003
                                                                     ----------------    ----------------    ----------------
Cash flows from operating activities:
  Net loss                                                           $     (7,334,164)   $     (3,489,278)   $       (219,609)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Financing costs                                                           250,000                --                  --
    Depreciation and amortization                                              77,481              16,900              13,272
    Stock issued for services                                               4,655,061           3,973,980             200,000
    Stock issued for officer's compensation                                    63,000              63,000                --
    Decrease in prepaid expenses                                                 --                69,333                --
    (Increase) decrease in deposits                                            (4,317)               --                 1,265
    Increase (decrease) in accounts payable and accrued expenses              567,126          (1,116,983)                537
                                                                     ----------------    ----------------    ----------------
Net cash used in operating activities                                      (1,725,813)           (483,048)             (4,535)
                                                                     ----------------    ----------------    ----------------

Cash flow from investing activities:
  Cash acquired through subsidiary acquisition                                135,000             135,000                --
  Purchase of furniture and equipment                                         (68,035)             (1,250)               --
                                                                     ----------------    ----------------    ----------------
Net cash provided by investing activities                                      66,965             133,750                --
                                                                     ----------------    ----------------    ----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      395,439             395,436                --
  Proceeds from issuance of treasury stock                                    168,000                --                  --
  Proceeds from (repayments) of notes payable - stockholders (net)          1,087,852             (57,000)               --
  Increase in due to stockholder                                               11,436              11,436               4,650
                                                                     ----------------    ----------------    ----------------
Net cash provided by financing activities                                   1,662,727             349,872               4,650
                                                                     ----------------    ----------------    ----------------

Net increase (decrease) in cash                                                 3,879                 574                 115

Cash at beginning of period                                                      --                 3,305                  67
                                                                     ----------------    ----------------    ----------------

Cash at end of period                                                $          3,879    $          3,879    $            182
                                                                     ================    ================    ================

Supplemental Information
------------------------

Interest paid                                                        $           --      $           --      $           --
                                                                     ================    ================    ================

Income taxes paid                                                    $           --      $           --      $           --
                                                                     ================    ================    ================


See accompanying summary of notes to unaudited condensed consolidated financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                          For the Period           For the Six Months ended
                                                                          from August 25,                 June 30,
                                                                         1999 (Inception)   -----------------------------------
                                                                         to June 30, 2004           2004               2003
                                                                         ----------------   ----------------   ----------------
Non Cash Transactions:

Issuance of common stock to repay notes payable                          $        232,500   $           --     $           --
                                                                         ================   ================   ================

Issuance of common stock to repay stockholders' loans                    $        916,294   $           --     $           --
                                                                         ================   ================   ================

Issuance of common stock for services                                    $      4,655,061   $      3,973,980   $        200,000
                                                                         ================   ================   ================

Issuance of common stock for officer's compensation                      $         63,000   $         63,000   $           --
                                                                         ================   ================   ================

The following assets were acquired when the Company purchased its subsidiary through the issuance of common stock:

  Cash                                                                   $        135,000   $        135,000   $           --
  Prepaid expenses                                                       $         15,000   $         15,000   $           --
  License                                                                $      1,110,000   $      1,110,000   $           --

The following assets were acquired when the Company completed an asset acquistion transaction through the issuance of common stock:


  Equipment                                                              $         55,000   $         55,000   $           --
  Customer list                                                          $         50,000   $         50,000   $           --
  Goodwill                                                               $        495,000   $        495,000   $           --


See accompanying summary of notes to unaudited condensed consolidated financial statements.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. Presentation of Interim Information

The accompanying interim condensed consolidated financial statements of Zkid Network Company and Subsidiary, formerly E.Kidnetwork.com, Inc., (the "Company"), have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim condensed consolidated financial statements should be read in connection with the financial statements in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

The Company's condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2003.

2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.

3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are no revenues and current liabilities exceed current assets by $986,241 and $2,095,029 at June 30, 2004 and December 31, 2003, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Notes Payable

The Company is indebted to a corporate stockholder in the amount of $30,000. Payment is due on demand and bears interest at 8.0% per year.

5. Equity Transactions

On April 2, 2004, the Company issued 100,000 shares of common stock for cash of $10,392 and consulting services provided to the Company. The stock was valued at $0.17 per share, or $17,000, which represents the fair market value of the stock at that date.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004


5. Equity Transactions (continued)

On April 14, 2004, the Company received cash of $13,750 in payment of a subscription receivable balance.

On April 30, 2004, the Company issued 9,000,000 shares of common stock to acquire 100% of the outstanding common of Web Safe Technologies, Inc. ("WSTI"). At the conclusion of the acquisition WSTI became a wholly owned subsidiary of Zkid with all its assets, liabilities, equity, revenues, and expenses being consolidated into Zkids condensed consolidated financial statements. The stock was valued at $0.14 per share, or $1,260,000, which represents the fair market value of the stock at that date (Note 6).

On April 30, 2004, the Company issued 900,000 shares of common stock for consulting services provided to the Company. The stock was valued at $0.14 per share, or $126,000, which represents the fair market value of the stock at that date.

On May 5, 2004, the Company issued 100,000 shares of common stock for cash of $9,000 and services provided to the Company. The stock was valued at $0.15 per share, or $15,000, which represents the fair market value of the stock at that date.

On May 5, 2004, the Company received cash of $6,500 in payment of a subscription receivable balance.

On May 10, 2004, the Company issued 500,000 shares of common stock for legal services provided to the Company. The stock was valued at $0.13 per share, or $65,000, which represents the fair market value of the stock at that date.

On May 20, 2004, the Company issued 100,000 shares of common stock for cash of $6,500 and services provided to the Company. The stock was valued at $0.12 per share, or $12,000, which represents the fair market value of the stock at that date.

On May 26, 2004, the Company issued 4,000,000 shares of common stock to acquire certain assets from an unrelated third party. The stock was valued at $0.11 per share, or $440,000, which represents the fair market value of the stock at that date (Note 6).

On May 26, 2004, the Company issued 2,675,000 shares of common stock for services provided to the Company. The stock was valued at $0.11 per share, or $294,250, which represents the fair market value of the stock at that date.

On May 26, 2004, the Company issued 700,000 shares of common stock as compensation to the Chief Executive Officer of the Company. The stock was valued at $0.09 per share, or $63,000, which represents the fair market value of the stock at that date.

On June 3, 2004, the Company issued 400,000 shares of common stock for cash of $28,000 and services provided to the Company. The stock was valued at $0.14 per share, or $56,000, which represents the fair market value of the stock at that date.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004


5. Equity Transactions (continued)

On June 3, 2004, the Company issued 100,000 shares of common stock for cash of $6,876 and services provided to the Company. The stock was valued at $0.14 per share, or $14,000, which represents the fair market value of the stock at that date.

On June 17, 2004, the Company issued 6,000,000 shares of common stock for services provided to the Company. The stock was valued at $0.12 per share, or $720,000, which represents the fair market value of the stock at that date.

On June 22, 2004, the Company issued 16,102,500 shares of common stock pursuant to a 10% stock dividend authorized by the Company's board of directors for all stockholders of record as of June 8, 2004.

6. Mergers and Acquisitions

Web Safe Technologies, Inc.:

On April 30, 2004, the Company acquired 100% of the outstanding common stock of Web Safe Technologies, Inc. in exchange for 9,000,000 shares of the Company's common stock. The stock was valued at $0.14 per share, or $1,260,000. which represents the fair market value of the stock at that date. WSTI was incorporated in the State of Florida on December 19, 2003 and had no revenues at the date of the acquisition.

The acquisition was accounted for using the purchase method of accounting. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities.

The preliminary allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying condensed consolidated financial statements, of which $1,110,000 was allocated to license, which represents managements best estimate of the fair value of the license at the date of acquisition. The final allocation may differ from the amounts included in the accompanying condensed consolidated financial statements. The license was assigned a useful life of 20 years and is being amortized using the straight line method of accounting. Amortization expense of $9,250 has been recorded for the six months ended June 30, 2004.

The following table reflects the estimated fair value of the assets acquired in the purchase of WSTI:

                  Cash                  $   135,000
                  Prepaid expense            15,000
                  License                 1,110,000
                                        -----------

                                        $ 1,260,000
                                        ===========

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004


6. Mergers and Acquisitions (continued)

Asset Acquisition:

On May 26, 2004, the Company signed an agreement with USURF Communications, Inc., a Colorado corporation, to acquire all the software-related assets used or useful in USURF's child-safety business. Included in the purchase were all the products and internet properties listed under the website www.momsanddads.com and all the hard assets related to the operation of such site and software business. As consideration for the acquisition, the Company issued 4,000,000 shares of its unregistered common stock to USURF valued at $0.11 per share, or $440,000, which represents the fair value of the stock at that date. Under the terms of the agreement, the Company has guaranteed the value of the shares issued will be $600,000 upon their registration 12 months subsequent to their issuance. If the value of the shares is less than $600,000 the Company will be required to issue additional shares such that the total combined value of the shares issued will equal $600,000. As it is not possible at this date to determine what the value of the 4,000,000 shares will be in 12 months time no adjustment has been reflected in the financial statements.

The preliminary allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying condensed consolidated financial statements, of which $50,000 was allocated to the customer, which represents managements best estimate of the fair value of the customer list at the date the assets were acquired. The final allocation may differ from the amounts included in the accompanying condensed consolidated financial statements. The customer list was assigned a useful life of 5 years and is being amortized using the straight line method of accounting. Amortization expense of $833 has been recorded for the six months ended June 30, 2004.

The following table reflects the estimated fair value of the assets acquired from USURF:

                  Office equipment     $    55,000
                  Customer list             50,000
                  Goodwill                 335,000
                                       -----------

                                       $   440,000
                                       ===========

Item 2.     Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Zkid Network is a progressive family-oriented corporation with offices in Northbrook, IL and Denver, CO. Founded in 2002, Zkid Network set out to provide families with an Internet environment that is safe, fun, and educational. To get a jump-start on this mission, Zkid Network purchased technologies for Internet security from companies such as Children's Technology Group/USURF America and Mozart from Web Safe Technologies, Inc., and then quickly deployed the Zkid Browser.

Zkid Network launched the Zkid Kid-safe browser and is pursuing marketing campaigns to target families directly and also wholesale relationships with B2B partners to get the Zkid Browser in front of millions of potential subscribers. ZKid Network will continue to develop additional content and technology offerings for its internet-based media content site with a focus on increasing the educational and entertainment value to children. This includes, but is not limited to, additional games, cartoons, books in the library and video streaming children's activities for children. In addition, the company will develop additional browsers and themes to accommodate teenagers as well as parents, and provide additional tools to ensure child safety on the internet.

We believe that the Zkid products can be introduced to the public by utilizing co-packaging or co-bundling with other child-oriented products as well as marketing and distribution arrangements through Internet Service Providers
(ISPs). The ISP channel provides an internet-enabled audience to distribute our offering. To date, we have signed an agreement with Net Option Inc, based in Milford, IL to provide user support as well as a non-exclusive channel for marketing to additional ISPs, as well as a letter of intent with IVI Communications, Inc of Los Angeles, California. These agreements have an incentive component that shares subscriber revenue. Presently, we have not entered into any other co-marketing or co-packaging agreements. We are currently marketing our KidsKeep product. We believe that our subscriber base will grow in direct proportion to our co-marketing and ISP channel programs. Potential users/subscribers will be directed to the zkidnetwork.com website for registration

Currently, all technology, bandwidth and network capacity is located at secure facilities near Denver, Colorado, with capability to handle 100,000 users/subscribers. If rapid growth were to occur, we would need to purchase additional hardware and hire customer support personnel. We anticipate charging a maximum monthly fee of $9.95 per subscriber. We expect that initial marketing campaigns will offer a free 30-day trial period for potential subscribers. Currently, all technology is designed, tested and deployed by three individuals from the Children's Technology Group/USURF America acquisition who are not under a long term employment agreement with the company. All have signed confidentiality and non-compete agreements.

In the quarter, we purchased the software rights to the MomsandDads.com software from USurf America, which served as the underlying technology for the Zkid browser software suite and will continue to serve as the platform for future development. The exception to this exclusivity is that one other party has the rights to the source code and may in the future create a similar offering. Although this is a risk, the market is already highly completive and will require a high degree of funding and execution.

Our  short-term  cash  requirements  are  approximately  $20,000 per month.  Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come from new investors. We may offer common stock on a private stock offering basis.

We are in need of additional cash. We may seek additional capital in order finance our proposed operations. We have not identified any specific future financing sources. Our efforts to finance Zkid and its operations may result in the issuance of equity and debt instruments. This and other future financing activity may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

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

Item 3.     Controls and Procedures

(a)      Evaluation  of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company's former Chairman and Chief Executive Officer and the Chief Financial Officer, Jon Darmstadter, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the former Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         During the quarter covered by this Report, we authorized, offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On April 30, 2004, we authorized the issuance 9,000,000 common shares in exchange for all of the issued and outstanding capital stock of Web Safe Technologies, Inc. The transaction value was $1,260,000 based on a share price of $0.14 per share.

         On April 30, 2004, we authorized the issuance of 900,000 common shares to Aware Capital Consultants, Inc. for business consultation relating to our acquisition of Web Safe Technologies, Inc. The transaction value for the services was $126,000 based on a share price of $0.14 per share.

         On May 26, 2004, we issued 4,000,000 common shares to Usruf Communications, Inc. for assets used or useful relating to their child-safety software business. The stock was valued at Fifteen ($0.15) Cents per share or $600,000. We are obligated to make an adjustment to the total number of shares issued to Usurf in the on, or about May 31, 2005, so that the total price paid in stock equals $600,000.

         On May 26, 2004, we issued 2,675,000 to W&O Enterprises for financial consulting services valued at $294,250.

         We believe the shares issued above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit No.             Exhibit Name

            31.1        Chief  Executive  and  Financial   Officer-Section   302
                        Certification pursuant to Sarbane-Oxley Act.

            32.1        Chief  Executive  and  Financial   Officer-Section   906
                        Certification pursuant to Sarbane-Oxley Act.

(b) Reports on Form 8-K. During this quarter we filed the following reports on Current Report Form 8-K: (1) May 27, 2004 reporting Items 2 and 7, (2) May 27, 2004 reporting Item 5, (3) June 10, 2004 reporting Item 5 and (4) June 21, 2004 reporting Items 2 and 7.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ZKID NETWORK COMPANY


Dated: August 20, 2004                           By:  /s/ Mitchell Lederer
                                                     ---------------------------
                                                     Mitchell Lederer
                                                     Chief Executive Officer
                                                     Chief Financial Officer