Form 10QSB
period 2004-09-30
ZKID NETWORK CO
filed 2004-11-19
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X]   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
      1934

              For the quarterly period ending September 30, 2004

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

                                 (847) 509-4200
                                 --------------
                           (Issuer's telephone number)



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

As of September 30, 2004, there were 160,869,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X
                                                    -----     -----

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                               TABLE OF CONTENTS




                                                                        PAGE
                                                                     -----------

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS                                     1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                           2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                         3 - 4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    5 - 6


                    ZKID NETWORK COMPANY AND SUBSIDIARY
                     (FORMERLY E.KIDNETWORK.COM, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                     September 30,     December 31,
                                                                           2004             2003
                                                                    --------------    --------------
                                                                     (Unaudited)         (Audited)
Current Assets
  Cash                                                              $        1,021    $        3,305
  Prepaid expense                                                           15,000            69,333
                                                                    --------------    --------------
      Total Current Assets                                                  16,021            72,638
                                                                    --------------    --------------

Furniture and Equipment (net)                                               53,535             6,204
                                                                    --------------    --------------

Other Assets
  License (net)                                                          1,086,875              --
  Customer list (net)                                                      359,333              --
  Deposits                                                                   4,317             4,317
                                                                    --------------    --------------
      Total Other Assets                                                 1,450,525             4,317
                                                                    --------------    --------------
      Total Assets                                                  $    1,520,081    $       83,159
                                                                    ==============    ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Notes payable - stockholders                                      $       41,436    $       36,750
  Accounts payable and accrued expenses                                    528,874         1,643,417
  Due to stockholder                                                       487,500           487,500
                                                                    --------------    --------------
      Total Current Liabilities                                          1,057,810         2,167,667
                                                                    --------------    --------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 1,000,000 issued and
    outstanding, respectively                                                1,000             1,000
  Common stock, $.0001 par value, 500,000,000 shares
    authorized, 160,869,709 and 99,967,209 issued and
    outstanding, respectively                                               16,088             9,997
  Additional paid in capital                                             7,917,389         1,752,064
  Stock issued at less than par value                                       (2,683)           (2,683)
  Accumulated deficit during development stage                          (7,469,523)       (3,844,886)
                                                                    --------------    --------------
      Total Stockholders' Equity (Deficiency)                              462,271        (2,084,508)
                                                                    --------------    --------------
      Total Liabilities and Stockholders' Equity                    $    1,520,081    $       83,159
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


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                       For the Period
                                       from August 25,
                                             1999          For the Three Months Ended         For the Nine Months Ended
                                       (Inception) to             September 30,                     September 30,
                                        September 30,    ------------------------------    ------------------------------
                                             2004             2004             2003             2004             2003
                                        -------------    -------------    -------------    -------------    -------------
Revenue                                 $       3,614    $       2,728    $        --      $       3,614    $        --

Expenses
  Research and development                    241,031             --               --               --               --
  Consulting fees                           4,634,232             --             10,667        2,944,565          210,667
  Selling, general and administrative       1,760,082           61,275            4,296          458,975           10,633
  Officers' compensation                      512,000           36,000             --            167,000             --
  Financing costs                             250,000             --               --               --               --
  Depreciation and amortization               118,292           41,470             --             57,711           13,272
                                        -------------    -------------    -------------    -------------    -------------
    Total Expenses                          7,515,637          138,745           14,963        3,628,251          234,572
                                        -------------    -------------    -------------    -------------    -------------

  Net Loss From Operations Before
    Other Income                           (7,512,023)        (136,017)         (14,963)      (3,624,637)        (234,572)

Other income - Gain on settlement              42,500             --               --               --               --
                                        -------------    -------------    -------------    -------------    -------------

      Net Loss                          $  (7,469,523)   $    (136,017)   $     (14,963)   $  (3,624,637)   $    (234,572)
                                        =============    =============    =============    =============    =============


Basic loss per share                    $       (0.14)   $       (0.00)   $       (0.00)   $       (0.03)   $       (0.01)
                                        =============    =============    =============    =============    =============

Weighted average common shares             53,441,164      119,442,209       36,858,875      135,027,886       36,858,875
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


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the Period
                                                 from August 25,
                                                       1999           For the Nine Months ended
                                                 (Inception) to             September 30,
                                                  September 30,    ------------------------------
                                                       2004             2004             2003
                                                  -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                        $  (7,469,523)   $  (3,624,637)   $    (234,572)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Financing costs                                     250,000             --               --
    Depreciation and amortization                       118,292           57,711           13,272
    Stock issued for services                         4,655,061        3,973,980          200,000
    Stock issued for officer's compensation              63,000           63,000             --
    Decrease in prepaid expenses                           --             69,333             --
    (Increase) decrease in deposits                      (4,317)            --              1,265
    Increase (decrease) in accounts payable and
     accrued expenses                                   569,566       (1,114,543)          13,709
                                                  -------------    -------------    -------------
Net cash used in operating activities                (1,817,921)        (575,156)          (6,326)
                                                  -------------    -------------    -------------

Cash flow from investing activities:
  Cash acquired through subsidiary acquisition          135,000          135,000             --
  Purchase of furniture and equipment                   (68,035)          (1,250)            --
                                                  -------------    -------------    -------------
Net cash used in investing activities                    66,965          133,750             --
                                                  -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                434,439          434,436             --
  Proceeds from issuance of treasury stock              168,000             --               --
  Proceeds from (repayments) of notes
   payable - stockholders (net)                       1,149,538            4,686           23,650
                                                  -------------    -------------    -------------
Net cash provided by financing activities             1,751,977          439,122           23,650
                                                  -------------    -------------    -------------

Net increase (decrease) in cash                           1,021           (2,284)          17,324

Cash at beginning of period                                --              3,305               67
                                                  -------------    -------------    -------------

Cash at end of period                             $       1,021    $       1,021    $      17,391
                                                  =============    =============    =============

Supplemental Information

Interest paid                                     $        --      $        --      $        --
                                                  =============    =============    =============

Income taxes paid                                 $        --      $        --      $        --
                                                  =============    =============    =============



 See accompanying summary of notes to unaudited condensed financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Non Cash Transaction:

Issuance of common stock to repay notes payable             $    232,500   $       --     $       --
                                                            ============   ============   ============

Issuance of common stock to repay stockholders' loans       $    916,294   $       --     $       --
                                                            ============   ============   ============

Issuance of common stock for services                       $  4,655,061   $  3,973,980   $    200,000
                                                            ============   ============   ============

Issuance of common stock for officer's compensation         $     63,000   $     63,000   $       --
                                                            ============   ============   ============

The following assets were acquired when the Company purchased its subsidiary through the issuance of common stock:

Cash                                                        $    135,000   $    135,000   $       --
Prepaid expenses                                            $     15,000   $     15,000   $       --
License                                                     $  1,110,000   $  1,110,000   $       --

The following assets were acquired when the Company completed an asset acquisition transaction through the issuance of common stock:


Equipment                                                   $     55,000   $     55,000   $       --
Customer list                                               $    385,000   $    385,000   $       --












See accompanying summary of notes to unaudited condensed financial statements.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and current liabilities exceed current assets by $1,041,789 and $2,095,029 at September 30, 2004 and December 31, 2003, respectively. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

4. Notes Payable

The Company is indebted to a corporate stockholder in the amount of $30,000. Payment is due on demand and bears interest at 8.0% per year.

5. Equity Transactions

On July 14, 2004, the Company issued 500,000 shares of common stock for cash of $24,000. The stock was valued at $0.048 per share which represented fair market value of the stock at that date.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004


5. Equity Transactions (continued)

On July 26, 2004, the Company issued 70,000 shares of common stock for cash of $4,200. The stock was valued at $0.06 per share which represented fair market value of the stock at that date.


On July 28, 2004, the Company issued 180,000 shares of common stock for cash of $10,800. The stock was valued at $0.06 per share which represented fair market value of the stock at that date.

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

In the second quarter, we purchased the software rights to the MomsandDads.com software from USurf America, which served as the underlying technology for the Zkid browser software suite and will continue to serve as the platform for future development. The exception to this exclusivity is that one other party has the rights to the source code and may in the future create a similar offering. Although this is a risk, the market is already highly completive and will require a high degree of funding and execution.

There were additional marketing opportunities created to increase corporate visibility, as well as efforts to raise our subscriber base during this quarter. We entered into marketing and sales agreements with IVI Communications, Air Rover Wi-Fi and Deca. We also offered a free trial of our products to Google, Yahoo and Earthlink.

Our  short-term  cash  requirements  are  approximately  $12,000 per month.  Our long-term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come from new investors. We may offer common stock on a private stock offering basis.

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

Item 3.     Controls and Procedures

(a)      Evaluation  of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the former Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         None.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

    Exhibit No.                          Exhibit Name
    -----------                          ------------

       31.1 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

       32.1 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

(b) Reports on Form 8-K. During this quarter we filed the following reports on Current Report Form 8-K/A: (1) on July 21, 2004 reporting under Item 7 Financial Statements relating back to Form 8-K filed on May 19, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ZKID NETWORK COMPANY


Dated: November 19, 2004                             /s/ Donald Weisberg
                                                    ----------------------------
                                                    By: Donald Weisberg
                                                    Chief Executive Officer
                                                    Chief Financial Officer