Form 10KSB
period 2004-12-31
ZKID NETWORK CO
filed 2005-05-13
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
                                    For the fiscal year ended December 31, 2004.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the transition period from _____ to ____
                                    Commission file number _____________________


                              ZKID NETWORK COMPANY
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                        91-2027724
---------------------------------              ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



  666 Dundee Road   Northbrook, Il.                           60062
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number, (   847   )      509     -        4200
                           -----------  -----------   ------------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0- for the year ended December 31, 2004.

This report contains a total of 41 pages. The Exhibit Index appears on page 40.


As of December 31, 2004, there were 177,299,709 shares of the issuer's common stock outstanding. On May 12, 2004, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $3,003,729. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2004, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

* Without asserting that any of the issuer's directors or executive officers or entities that own 38,264,959 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.


                              ZKID NETWORK COMPANY
                                   FORM 10-KSB
                                December 31, 2004

                                                                            Page
                                                                            ----

PART I....................................................................    3

ITEM 1.  Business.........................................................    3
ITEM 2.  Properties.......................................................    5
ITEM 3.  Legal Proceedings................................................    5
ITEM 4.  Submission of Matters to vote of Security Holders................    6

PART II...................................................................    6

ITEM 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities............    6
ITEM 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................    8
ITEM 7. Financial Statements..............................................   11
ITEM 8. Changes In and Disagreements With Accounting and
             Financial Disclosure.........................................   34
ITEM 8A. Controls and Procedures..........................................   34
ITEM 8B. Other Information................................................   35

PART III..................................................................   35

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act.....   35
ITEM 10.  Executive Compensation..........................................   38
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..   38
ITEM 12.  Certain Relationships and Related Transactions..................   39
ITEM 13.  Exhibits and Reports on Form 8-K................................   40
ITEM 14.  Principal Accounting Fees and Services..........................   41
SIGNATURES................................................................   41
EXHIBIT INDEX.............................................................   40

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

       The Zkid Network is a safe monitored, animated virtual playground where kids can enter the vast world of the Internet on their own with the same safety and guidance their parents would provide by standing over them.

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

       Zkid Network will continue to develop additional and ongoing content for its Internet based media content site. Zkid will continue to develop and license cutting edge technology as a clear way to differentiate itself from any competitor. We believe this will ultimately create inherent value which will not be compromised. The focus will be on increasing the educational and entertainment value to children. This process includes, but is not limited to, additional games, cartoons, books in library and video streaming children's activities by children. Zkid will also continue to out source and create strategic alliance which will enhance and strengthen our content offerings.

       We believe that our Zkid Network product can be rapidly introduced to the public. We will seek out corporate sellers of child oriented products and offer to co-bundle or co-package our Zkid product with their product packaging. Presently we have not entered into any co-marketing or co-packaging agreements.

       We have signed a licensing and product development agreement with Usurf-America which will enhance the security of our KidsKeep Safe Internet Program. It will also provide both hardware and customer support. All other bandwidth and network capacity will be outsourced, as we believe this is the most efficient use of resources. Our initial marketing campaign will offer a free 14 day trial period for potential subscribers. We will obtain subscribers by using a myriad of marketing opportunities. Co-marketing our product with branded products will deliver us subscribers. Potential subscribers will be directed to our website for registration. As we begin to sign up the free trial subscribers we will not receive any revenues. We anticipate that free trial subscribers will become paying subscribers after the trial period ends. We are unable to estimate what number of free trial subscribers may become paying subscribers. We currently have a limited number of paying customers. Our ability to out source and identify additional capacity would enable us to service an unlimited number of subscribers.

       We have instituted an advertising campaign which has featured full page ads in the following magazines: Family Fun, Parents, Parenting, Child and Major League Baseball 2004; The Official Guide. We have aggressively sought out strategic partners and below please find a list of our partners:

NET OPTION INC. Of Milford, Illinois is the first ISP distributor of Zkid's Safe Internet Software Program. The signing of Net Option Inc. Is the beginning of a major distribution program for the KidsKeep Product. The ISP's will serve as the fastest penetration to reaching core customer.

UTE CORPORATION (Amex:UTK), an innovative technology transfer has signed a Strategic Alliance Agreement with Zkid. The purpose fo the agreement is to have UTE identify technology acquisition opportunities.

NATIONAL SCIENTIFIC CORPORATION (OTC BB; NSCT.OB. Zkid has entered into a joint marketing program with the maker of the Gotcha(tm) wireless child monitor. Under the program, NSC intends to include valuable services to Zkid Network with its Gotcha(tm) child safety products.

HUMWARE INC. Has assigned the distribution of its KidsKeep Safe Internet Software Version 1.0 to Humare for resale to all fund-raising organizations.

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

Item 2.       Description of Property.

       The 2004 annual rent for the Northbrook, Illinois office was approximately $17400. In November 2003 we entered into a new office space lease in Northbrook, Illinois. The lease expires November 2006. Our monthly lease payment is $1,439.


Item 3.       Legal Proceedings.

       On, or about June 7, 2004, Plaintiff, Integritas, Inc., a Nevada corporation, filed a lawsuit against our company, Signature Stock Transfer Company and Jon Darmstadter, Defendants, in the District Court, Clark County, Nevada. Integritas alleges that the Defendants have breached a business consulting agreement, violated the Nevada Stock Transfer Act and the Nevada Securities Act. The alleged facts are as follows: Zkid entered into oral and written business consulting agreements with Integritas. In exchange for services Zkid agreed to issue 16,000,000 common shares. The shares were not issued by Zkid but transferred to Integritas and its nominees from the shares owned by Jon Darmstadter. After the passage of time, Integritas and its nominees, sought to publicly sell a portion of the Zkid shares, but were prevented by Zkid, Signature Stock Transfer Company and, or Darmstadter. Zkid and Darmstadter have denied the plaintiff's allegations and have alleged that the purported business consulting agreement is a forgery. Zkid and Darmstadter are defending the legal action and have filed counterclaims against the plaintiff and related parties for broker violations, fraud, negligent misrepresentation, breach of oral contract, breach of covenant of good faith and fair dealing, deceptive trade practices, unjust enrichment, conversion, injunctive relief and replevin. The litigation is in early stages of discovery.

Item 4.       Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of our shareholders during 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)    Market Information.

       ZKid's common stock trades Over-the-Counter (OTC) NASD Electronic Bulletin Board under the symbol ZKID. Table 1 sets forth the high and low bid information for each fiscal quarter beginning with March 31, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information
--------------------------------------------------------------------------------

Fiscal Quarter Ended              Low             High
--------------------------------------------------------------------------------


December 31, 2004                 .02              .13
September 30, 2004                .03              .09
June 30, 2004                     .07              .17
March 31, 2004                    .115             .285

December 31, 2003                0.115            0.30
September 30, 2003               0.016            0.39
June 30, 2003                    0.017            0.041
March 31, 2003                   0.017            0.067

--------------------------------------------------------------------------------

(b)    Holders.

       Zkid Network has approximately 2,500 shareholders of its common stock as of December 31, 2004 holding 177,299,709 common shares. This information is based on a review of our shareholder registry and the ADP beneficial ownership list disclosing shareholders who own our stock in brokerage "street name" accounts.

(c)    Dividends.

       There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation laws. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

       In June 2004, we declared and paid a Ten Percent common stock dividend to our shareholders issuing 16,102,500 common shares.

(d)    Recent Sales of Unregistered Securities.

       In November 2004, we issued 9,750,000 common shares to Jon A. Darmstadter as payment in full to retire outstanding notes payable in the total amount of $487,500.


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

The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for equity compensation plans not approved by our security holders.

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


                                        (a)                      (b)                      (c)
----------------------------- ------------------------- ---------------------- -------------------------
Equity Compensation
Plans approved by security             None                       None                   None
holders
----------------------------- ------------------------- ---------------------- -------------------------
Equity Compensation
Plans not approved by              27,700,000                     $0.09                  None
security holders (1-9)
----------------------------- ------------------------- ---------------------- -------------------------
Total                              27,700,000                     $0.09                  None
----------------------------- ------------------------- ---------------------- -------------------------


(1) On January 15, 2004, we filed a registration statement on Form S-8 registering 3,900,000 shares at a proposed offering price of $0.11 per share or $429,000. Under this plan we issued 1,100,000 shares to Chad Cohen,1,000,000 shares to Robert Mann, 600,000 shares to John Neff and 1,200,000 shares to Michael Corrigan for consulting services.

(2) On February 18, 2004, we filed a registration statement on Form S-8 registering a total of 7,000,000 shares, 3,000,000 at an offering price of $0.11 per share or $333,000, 2,000,000 shares at an offering price of $0.001 per share or $200 and 2,000,000 shares at an offering price of $0.0825 or $165,000. We issued 5,000,000 shares to Destin Sands International (Paola Barba) and 2,000,000 shares Ron McIntyre for consulting services.

(3) On March 15, 2004, we filed a registration statement on Form S-8 registering 3,000,000 shares at a proposed offering price of $0.23 per share or $690,000. We authorized the issuance of 3,000,000 common shares to Brian Urlacher for services.

(4) On May 10, 2004, we filed a registration statement on Form S-8 registering 500,000 common shares at a proposed offering price of $0.15 per share or $75,000. The shares were issued to Gregory M. Wilson for legal services.

(5) On June 16, 2004, we filed a registration statement on Form S-8 registering 3,000,000 shares at a proposed offering price of $0.12 per share or $360,000. We issued 3,000,000 shares to Chris Wolstad for consulting services.

(6) On June 17, 2004, we filed a registration statement on Form S-8 registering 3,000,000 shares at a proposed offering price of $0.001 per share or $3,000. We issued 3,000,000 shares to Lawrence S. Hartman for legal services.

(7) On June 23, 2004, we filed an amended registration statement on Form S-8 POS registering 3,000,000 shares at a proposed offering price of $0.10 per share or $300,000. We issued the shares to Chris Wolstad for consulting services.

(8) On October 12, 2004, we filed a registration statement on Form S-8 registering 2,300,000 shares at the proposed offering price of $0.0355 per share or $81,650. We authorized the issuance of 2,300,000 shares for W&O Enterprises, LLC consulting services and issued 2,000,000 shares to Chris Wolstad and 300,000 shares to John Neff.

(9) On December 31, 2004, we filed a registration statement on Form S-8 registering 2,000,000 shares at the proposed offering price of $0.0285 per share or $57,000. We issued Markus C. Limberger 2,000,000 shares for consulting services.

(f)    Small Business Issuer Purchases of Securities. None.


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

We believe that the Zkid products can be introduced to the public by utilizing co-packaging or co-bundling with other child-oriented products as well as marketing and distribution arrangements through Internet Service Providers
(ISPs). The ISP channel provides an internet-enabled audience to distribute our offering. To date, we have signed an agreement with Net Option Inc, based in Milford, IL to provide user support as well as a non-exclusive channel for marketing to additional ISPs, as well as a letter of intent with IVI Communications, Inc of Los Angeles, California. These agreements have an incentive component that shares subscriber revenue. Presently, we have not entered into any other co-marketing or co-packaging agreements. We are currently marketing our KidsKeep product. We believe that our subscriber base will grow in direct proportion to our co-marketing and ISP channel programs. Potential users/subscribers will be directed to the zkidnetwork.com website for registration.

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

In the second quarter, we purchased the software rights to the MomsandDads.com software from USurf America, which served as the underlying technology for the Zkid browser software suite and will continue to serve as the platform for future development. The exception to this exclusivity is that one other party has the rights to the source code and may in the future create a similar offering. Although this is a risk, the market is already highly competitive and will require a high degree of funding and execution.

There were additional marketing opportunities created to increase corporate visibility, as well as efforts to raise our subscriber base during this quarter. We entered into marketing and sales agreements with IVI Communications, Air Rover Wi-Fi and Deca. We also offered a free trial of our products to Google, Yahoo and Earthlink.

After the resignation of Mitchell Lederer on October 31, 2004,Donald Weisberg was named CEO of ZKid Network.Co. Mr. Weisberg, changed the direction of the company and started marketing ZKid Network Co. to charities, churches, and other faith based groups. ZKid Network is now marketed as a premium benefit to be used by charities churches and faith based groups with portions of monthly subscriber fees to be paid directly back to these charities and churches from monthly subscribers derived from it's marketing. It allows for a win-win situation for the charities, churches, their members and parishoners and ZKid Network. Our first major contract to be signed in this marketing arena was with Sharing Way LLC. as a premium benefit to it's Pre-Paid Master-Card. ZKid Network Co. offers 6 free months with every Sharing Way Pre-Paid Master-Card. Automatically every Sharing Way Pre-Paid Master-Card member becomes a ZKid-Network Co. member. ZKid network Co. than can bill every Sharing Way Pre-Paid Master Card member $ 4.95 a month after their free 6 months is over. It becomes the responsibility of al members to opt-out of their billing. We expect revenue to be produced by this agreement commensurate to the growth of the Sharing Way Pre-Paid Master-Card base. Sharing expects growth to be about 500,000 members by the end of 2005.

In December of 2004, ZKid Network Co. announced the authorization to buy back up to $1,000,000 Dollars of the company's stock as it sees fit under market conditions. Revenue for this buy back will come from the expected revenue increase generated through our Sharing Way LLC, agreement. Without these revenues we will be unable to repurchase any shares.

In November of 2004, the board of directors authorized a reduction of common stock capital from 500,000,000 shares to 200,000,000 shares. We intend to implement this change in capital in the near future. We believe this action will help limit future dilution of the company's stock and shareholder value. Our short-term cash requirements are approximately $12,000 per month. Our long- term cash requirements will include our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs will be in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses will come from new investors. We may offer common stock on a private stock offering basis.

We are in need of additional cash. In December of 2004,ZKid Network Co. received a commitment for a $250,000 Line Of Credit from Community Bank of Oak Park and that loan was completed and funded at the end of January of 2005. The funds are earmarked to be used for the day to day operating expenses and to repay back Donald Weisberg and Jon Darmstadter monies which were loaned to the company from June 2004-January 2005. These loans were used by the company to pay officer salary to Mr. Mitchell Lederer in the amount of $54,000 and to Sheetal Maharjan as an independent contractor who specializes in our internal internet systems. Money was also loaned for rent, accounting fees , fees for news wire for press releases, internet housing and phone service and other day to day operating expenses.

We may seek additional capital in order finance our proposed operations. We have not identified any specific future financing sources. Our efforts to finance Zkid and its operations may result in the issuance of equity and debt instruments. This and other future financing activity may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

FORWARD-LOOKING STATEMENTS:

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward- looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete and other uncertainties of plan of business operations.

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

Item 7.       Financial Statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

          AND FROM INCEPTION (AUGUST 25,1999) THROUGH DECEMBER 31, 2004

                                TABLE OF CONTENTS
                                -----------------



Independent Auditors' Report                                             13

Consolidated Financial Statements

Consolidated Balance Sheets                                              14

Consolidated Statements of Operations                                    15

Consolidated Statements of Stockholders' Equity (Deficiency)          16 - 17

Consolidated Statements of Cash Flows                                 18 - 21

Notes to Consolidated Financial Statements                            22 - 30

                          DIROCCO & COMPANY, CPA, P.A.
                          6601 NW 14th STREET, SUITE #3
                              PLANTATION, FL 33313
                                 (954) 358-4272

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
ZKid Network Company

We have audited the accompanying consolidated balance sheets of ZKid Network Company and Subsidiary, formerly E.Kidnetwork.com, Inc. (a development stage company) (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years then ended and for the period from inception (August 25, 1999) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZKid Network Company and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of its operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception (August 25, 1999) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has incurred losses since inception and has negative working capital and cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DiRocco & Company, CPA, P.A.
March 29, 2005


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           December 31,
                                                                    --------------------------
                                                                        2004           2003
                                                                    -----------    -----------
Current Assets
  Cash                                                              $      --      $     3,305
  Prepaid expenses                                                         --           69,333
                                                                    -----------    -----------
      Total Current Assets                                                 --           72,638
                                                                    -----------    -----------

Furniture and Equipment (net)                                            53,404          6,204
                                                                    -----------    -----------

Other Assets
  License (net)                                                       1,073,000           --
  Customer list (net)                                                   340,084           --
  Deposits                                                                4,317          4,317
                                                                    -----------    -----------
     Total Other Assets                                               1,417,401          4,317
                                                                    -----------    -----------
     Total Assets                                                   $ 1,470,805    $    83,159
                                                                    ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Notes payable - stockholders                                      $    65,560    $   524,250
  Accounts payable and accrued expenses                                 565,190      1,643,417
                                                                    -----------    -----------
      Total Current Liabilities                                         630,750      2,167,667
                                                                    -----------    -----------

Stockholders' Deficit
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, 1,000,000 issued and
   outstanding, respectively                                              1,000          1,000
  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 177,299,709 and 99,967,209 issued and
   outstanding, respectively                                             17,731          9,997
  Additional paid in capital                                          8,748,246      1,752,064
  Stock issued at less than par value                                    (2,683)        (2,683)
  Accumulated deficit during development stage                       (7,924,239)    (3,844,886)
                                                                    -----------    -----------
     Total Stockholders' Equity (Deficiency)                            840,055     (2,084,508)
                                                                    -----------    -----------

     Total Liabilities and Stockholders' Equity (Deficiency)        $ 1,470,805    $    83,159
                                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Period
                                         from August 25,
                                         1999 (Inception)     For the Year Ended December 31,
                                         to December 31,    ----------------------------------
                                               2004               2004               2003
                                         ---------------    ---------------    ---------------
Revenue                                  $         5,237    $         5,237    $          --
                                         ---------------    ---------------    ---------------

Expenses

  Research and development                       241,031               --               55,500
  Consulting                                   4,979,232          3,289,565          1,689,667
  Selling, general and administrative          1,868,165            537,058            122,631
  Officer's compensation                         482,000            167,000            315,000
  Financing costs                                250,000               --                 --
  Depreciation and amortization                  151,548             90,967             14,751
                                         ---------------    ---------------    ---------------
      Total Expenses                           7,971,976          4,084,590          2,197,549
                                         ---------------    ---------------    ---------------

  Net Loss From Operations Before
    Other Income                              (7,966,739)        (4,079,353)        (2,197,549)

Other income - Gain on settlement                 42,500               --               42,500
                                         ---------------    ---------------    ---------------

      Net Loss                           $    (7,924,239)   $    (4,079,353)   $    (2,155,049)
                                         ===============    ===============    ===============


Basic and fully diluted loss per share   $         (0.13)   $         (0.03)   $         (0.02)
                                         ===============    ===============    ===============

Weighted average common shares - basic
 and fully diluted                            60,279,320        142,070,580         97,208,992
                                         ===============    ===============    ===============


   The accompanying notes are an integral part of these financial statements.



                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                       Preferred Stock               Common Stock          Additional
                                                  -------------------------   -------------------------     Paid-in
                                                     Shares        Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------

August 25, 1999 - Issuance of common stock for
 cash (restated from subsequent reorganization)     1,000,000   $     1,000    15,000,000   $     1,500   $      --
Net loss for the period from inception
 (August 25, 1999) to December 31, 1999                  --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                        1,000,000         1,000    15,000,000         1,500          --
Net loss - December 31, 2000                             --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000                        1,000,000         1,000    15,000,000         1,500          --
January 23, 2001 - Reverse merger and
 reorganization with East Coeur d'Alene Silver
 Mines, Inc.                                             --            --       1,858,875           186          --
April 25, 2001 - Stock issued to acquire Quadric
 Acquisition Corp. at $0.05 per share                    --            --       5,000,000           500       249,500
July 25, 2001 - Conversion of convertible debt
 at $0.01per share                                       --            --      10,000,000         1,000        99,000
July 25, 2001 - Conversion of stockholder's loan
 at $0.08 per share                                      --            --       5,000,000           500       399,500
Net loss - December 31, 2001                             --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2001                        1,000,000         1,000    36,858,875         3,686       748,000
December 5, 2002 - Issuance of common stock
 for services at $0.015 per share                        --            --         825,000            83        12,292
December 5, 2002 - Issuance of common stock
 for services at $0.015 per share                        --            --         300,000            30         4,470
December 5, 2002 - Conversion of stockholders'
 loans at $0.015 per share                               --            --      43,252,934         4,325       644,469
December 5, 2002 - Issuance of common stock
 for compensation to majority stockholder at
 $0.015 per share                                        --            --      10,080,400         1,008       150,198
Net loss - December 31, 2002                             --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                        1,000,000   $     1,000    91,317,209   $     9,132   $ 1,559,429
                                                  -----------   -----------   -----------   -----------   -----------

                                                                                                          Accumulated
                                                     Stock                                                  Deficit
                                                   Issued at           Treasury Stock                       During
                                                   Less Than    -------------------------  Subscriptions  Development
                                                   Par Value       Shares        Amount      Receivable      Stage         Total
                                                  -----------   -----------   -----------   -----------   -----------   -----------


August 25, 1999 - Issuance of common stock for
 cash (restated from subsequent reorganization)   $    (2,497)         --     $      --     $      --     $      --     $         3
Net loss for the period from inception
 (August 25, 1999) to December 31, 1999                  --            --            --            --         (88,838)      (88,838)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                           (2,497)         --            --            --         (88,838)      (88,835)
Net loss - December 31, 2000                             --            --            --            --        (554,771)     (554,771)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000                           (2,497)         --            --            --        (643,609)     (643,606)
January 23, 2001 - Reverse merger and
 reorganization with East Coeur d'Alene Silver
 Mines, Inc.                                             (186)         --            --            --            --            --
April 25, 2001 - Stock issued to acquire Quadric
 Acquisition Corp. at $0.05 per share                    --            --            --            --            --         250,000
July 25, 2001 - Conversion of convertible debt
 at $0.01per share                                       --            --            --            --            --         100,000
July 25, 2001 - Conversion of stockholder's loan
 at $0.08 per share                                      --            --            --            --            --         400,000
Net loss - December 31, 2001                             --            --            --            --        (695,236)     (695,236)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2001                           (2,683)         --            --            --      (1,338,845)     (588,842)
December 5, 2002 - Issuance of common stock
 for services at $0.015 per share                        --            --            --            --            --          12,375
December 5, 2002 - Issuance of common stock
 for services at $0.015 per share                        --            --            --            --            --           4,500
December 5, 2002 - Conversion of stockholders'
 loans at $0.015 per share                               --            --            --            --            --         648,794
December 5, 2002 - Issuance of common stock
 for compensation to majority stockholder at
 $0.015 per share                                        --            --            --            --            --         151,206
Net loss - December 31, 2002                             --            --            --            --        (350,992)     (350,992)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                      $    (2,683)         --     $      --     $      --     $(1,689,837)  $  (122,959)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.



                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)



                                                       Preferred Stock               Common Stock          Additional
                                                  -------------------------   -------------------------     Paid-in
                                                     Shares        Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                        1,000,000   $     1,000    91,317,209   $     9,132   $ 1,559,429
April 14, 2003 - Issuance of common stock for
 services at $0.025 per share                            --            --       4,300,000           430       107,070
May 5, 2003 - Issuance of common stock for
 services at $0.025 per share                            --            --       4,350,000           435       108,315
June 20, 2003 - Purchase of treasury stock for
 note at stockholder's cost of $0.05 per share           --            --            --            --            --
June 20,  2003 - Issuance of treasury stock for
 services at $0.025 per share                            --            --            --            --         (75,000)
June 28,  2003 - Purchase of treasury stock for
 note at stockholder's cost of $0.05 per share           --            --            --            --            --
June 28,  2003 - Issuance of treasury stock for
 services at $0.025 per share                            --            --            --            --         (93,750)
September 30, 2003 - Purchase of treasury stock
 note at stockholder's cost of $0.05 per share           --            --            --            --            --
October 1, 2003 - Issuance of treasury stock for
 cash at $0.14 per share                                 --            --            --            --          63,000
October 2, 2003 - Issuance of treasury stock for
 services at $0.08 per share                             --            --            --            --          48,000
October 17, 2003 - Issuance of treasury stock for
 cash at $0.10 per share                                 --            --            --            --          35,000
Net loss - December 31, 2003                             --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2003                        1,000,000         1,000    99,967,209         9,997     1,752,064
                                                  -----------   -----------   -----------   -----------   -----------
January 9, 2004 - Conversion of stockholder's
 loan at $0.03 per share                                 --            --       1,500,000           150        44,850
January 9, 2004 - Issuance of common stock
 for services at $0.235 per share                        --            --       2,000,000           200       469,800
January 9, 2004 - Issuance of common stock
 for services at $0.055 per share                        --            --       1,000,000           100        54,900
January 9, 2004 - Issuance of common stock
 services at $0.14 per share                             --            --       2,400,000           240       335,760
                                                  -----------   -----------   -----------   -----------   -----------
Subtotals                                           1,000,000   $     1,000   106,867,209   $    10,687   $ 2,657,374
                                                  -----------   -----------   -----------   -----------   -----------

                                                                                                          Accumulated
                                                     Stock                                                  Deficit
                                                   Issued at           Treasury Stock                       During
                                                   Less Than    -------------------------  Subscriptions  Development
                                                   Par Value       Shares        Amount      Receivable      Stage         Total
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                      $    (2,683)         --     $      --     $      --     $(1,689,837)  $  (122,959)
April 14, 2003 - Issuance of common stock for
 services at $0.025 per share                            --            --            --            --            --         107,500
May 5, 2003 - Issuance of common stock for
 services at $0.025 per share                            --            --            --            --            --         108,750
June 20, 2003 - Purchase of treasury stock for
 note at stockholder's cost of $0.05 per share           --       3,000,000      (150,000)         --            --        (150,000)
June 20,  2003 - Issuance of treasury stock for
 services at $0.025 per share                            --      (3,000,000)      150,000          --            --          75,000
June 28,  2003 - Purchase of treasury stock for
 note at stockholder's cost of $0.05 per share           --       3,750,000      (187,500)         --            --        (187,500)
June 28,  2003 - Issuance of treasury stock for
 services at $0.025 per share                            --      (3,750,000)      187,500          --            --          93,750
September 30, 2003 - Purchase of treasury stock
 note at stockholder's cost of $0.05 per share           --       3,000,000      (150,000)         --            --        (150,000)
October 1, 2003 - Issuance of treasury stock for
 cash at $0.14 per share                                 --        (700,000)       35,000          --            --          98,000
October 2, 2003 - Issuance of treasury stock for
 services at $0.08 per share                             --      (1,600,000)       80,000          --            --         128,000
October 17, 2003 - Issuance of treasury stock for
 cash at $0.10 per share                                 --        (700,000)       35,000          --            --          70,000
Net loss - December 31, 2003                             --            --            --            --      (2,155,049)   (2,155,049)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2003                           (2,683)         --            --            --      (3,844,886)   (2,084,508)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
January 9, 2004 - Conversion of stockholder's
 loan at $0.03 per share                                 --            --            --            --            --          45,000
January 9, 2004 - Issuance of common stock
 for services at $0.235 per share                        --            --            --            --            --         470,000
January 9, 2004 - Issuance of common stock
 for services at $0.055 per share                        --            --            --            --            --          55,000
January 9, 2004 - Issuance of common stock
 services at $0.14 per share                             --            --            --            --            --         336,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Subtotals                                         $    (2,683)  $      --     $      --     $      --     $(3,844,886)  $(1,178,508)
                                                  -----------   -----------   -----------   -----------   -----------   -----------


   The accompanying notes are an integral part of these financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)



                                                       Preferred Stock               Common Stock          Additional
                                                  -------------------------   -------------------------     Paid-in
                                                     Shares        Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------
Subtotals                                           1,000,000   $     1,000   106,867,209   $    10,687   $ 2,657,374
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --         200,000            20        25,980
January 12, 2004 - Issuance of common stock
 for cash at $0.13 per share                             --            --         100,000            10        12,990
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --         100,000            10        12,990
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --       1,000,000           100       129,900
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --         100,000            10        12,970
January 12, 2004 - Issuance of common stock
 for cash at $0.13 per share                             --            --         100,000            10        12,990
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --         100,000            10        12,990
January 21, 2004 - Issuance of common stock
 for cash at $0.11 per share                             --            --         500,000            50        54,950
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --       2,000,000           200       339,800
February 17, 2004 - Issuance of common stock
 for cash at $0.11 per share                             --            --         500,000            50        54,950
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --         500,000            50        84,950
February 17, 2004 - Issuance of common stock
 for cash at $0.12 per share                             --            --         200,000            20        23,980
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --         750,000            75       127,425
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --          75,000             8        12,742
March 2, 2004 - Issuance of common stock for
 services at $0.21 per share                             --            --       5,000,000           500     1,049,500
                                                  -----------   -----------   -----------   -----------   -----------
Subtotals                                           1,000,000   $     1,000   118,092,209   $    11,810   $ 4,626,481
                                                  -----------   -----------   -----------   -----------   -----------

                                                                                                          Accumulated
                                                     Stock                                                  Deficit
                                                   Issued at           Treasury Stock                       During
                                                   Less Than    -------------------------  Subscriptions  Development
                                                   Par Value       Shares        Amount      Receivable      Stage         Total
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Subtotals                                         $    (2,683)  $      --     $      --     $      --     $(3,844,886)  $(1,178,508)
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --            --            --            --          26,000
January 12, 2004 - Issuance of common stock
 for cash at $0.13 per share                             --            --            --            --            --          13,000
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --            --            --            --          13,000
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --            --            --            --         130,000
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --            --            --            --          12,980
January 12, 2004 - Issuance of common stock
 for cash at $0.13 per share                             --            --            --            --            --          13,000
January 12, 2004 - Issuance of common stock
 for services at $0.13 per share                         --            --            --            --            --          13,000
January 21, 2004 - Issuance of common stock
 for cash at $0.11 per share                             --            --            --            --            --          55,000
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --            --            --            --         340,000
February 17, 2004 - Issuance of common stock
 for cash at $0.11 per share                             --            --            --         (13,750)         --          41,250
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --            --            --            --          85,000
February 17, 2004 - Issuance of common stock
 for cash at $0.12 per share                             --            --            --          (6,500)         --          17,500
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --            --            --            --         127,500
February 17, 2004 - Issuance of common stock
 for services at $0.17 per share                         --            --            --            --            --          12,750
March 2, 2004 - Issuance of common stock for
 services at $0.21 per share                             --            --            --            --            --       1,050,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Subtotals                                         $    (2,683)  $      --     $      --     $   (20,250)  $(3,844,886)  $   771,472
                                                  -----------   -----------   -----------   -----------   -----------   -----------


   The accompanying notes are an integral part of these financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)


                                                                                                                              Stock
                                                       Preferred Stock               Common Stock          Additional    Issued at
                                                  -------------------------   -------------------------     Paid-in      Less Than
                                                     Shares        Amount        Shares        Amount       Capital      Par Value
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Subtotals                                           1,000,000   $     1,000   118,092,209   $    11,810   $ 4,626,481   $    (2,683)
March 2, 2004 - Issuance of common stock for
services at $0.21 per share                              --            --         250,000            25        52,475          --
March 9, 2004 - Issuance of common stock for
for cash at $0.11 per share                              --            --       1,000,000           100       109,900          --
March 18, 2004 - Issuance of common stock for
for cash at $0.11 per share                              --            --         100,000            10        11,426          --
April 2, 2004 - Issuance of common stock for cash
and services at $0.17 per share                          --            --         100,000            10        16,990          --
April 14, 2004 - Received cash in payment of
subscription receivable                                  --            --            --            --            --            --
April 30, 2004 - Issuance of common stock to
acquire subsidiary at $0.14 per share                    --            --       9,000,000           900     1,259,100          --
April 30, 2004 - Issuance of common stock
for services at $0.14 per share                          --            --         900,000            90       125,910          --
May 5, 2004 - Issuance of common stock for cash
and services at $0.15 per share                          --            --         100,000            10        14,990          --
May 5, 2004 - Received cash in payment of
subscription receivable                                  --            --            --            --            --            --
May 10, 2004 - Issuance of common stock for
services at $0.13 per share                              --            --         500,000            50        64,950          --
May 20, 2004 - Issuance of common stock for cash
and services at $0.12 per share                          --            --         100,000            10        11,990          --
May 26, 2004 - Issuance of common stock to
acquire assets at $0.11 per share                        --            --       4,000,000           400       439,600          --
May 26, 2004 - Issuance of common stock for
services at $0.11 per share                              --            --       2,675,000           268       293,982          --
May 26, 2004 - Issuance of common stock for
officer's compensation at $0.09 per share                --            --         700,000            70        62,930          --
June 3, 2004 - Issuance of common stock for cash
and services at $0.14 per share                          --            --         400,000            40        55,960          --
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Subtotals                                           1,000,000   $     1,000   137,917,209   $    13,793   $ 7,146,684   $    (2,683)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

                                                                                            Accumulated
                                                                                              Deficit
                                                         Treasury Stock                       During
                                                  -------------------------  Subscriptions  Development
                                                     Shares        Amount      Receivable      Stage         Total
                                                  -----------   -----------   -----------   -----------   -----------
Subtotals                                         $      --     $      --     $   (20,250)  $(3,844,886)  $   771,472
March 2, 2004 - Issuance of common stock for
services at $0.21 per share                              --            --            --            --          52,500
March 9, 2004 - Issuance of common stock for
for cash at $0.11 per share                              --            --            --            --         110,000
March 18, 2004 - Issuance of common stock for
for cash at $0.11 per share                              --            --            --            --          11,436
April 2, 2004 - Issuance of common stock for cash
and services at $0.17 per share                          --            --            --            --          17,000
April 14, 2004 - Received cash in payment of
subscription receivable                                  --            --          13,750          --          13,750
April 30, 2004 - Issuance of common stock to
acquire subsidiary at $0.14 per share                    --            --            --            --       1,260,000
April 30, 2004 - Issuance of common stock
for services at $0.14 per share                          --            --            --            --         126,000
May 5, 2004 - Issuance of common stock for cash
and services at $0.15 per share                          --            --            --            --          15,000
May 5, 2004 - Received cash in payment of
subscription receivable                                  --            --           6,500          --           6,500
May 10, 2004 - Issuance of common stock for
services at $0.13 per share                              --            --            --            --          65,000
May 20, 2004 - Issuance of common stock for cash
and services at $0.12 per share                          --            --            --            --          12,000
May 26, 2004 - Issuance of common stock to
acquire assets at $0.11 per share                        --            --            --            --         440,000
May 26, 2004 - Issuance of common stock for
services at $0.11 per share                              --            --            --            --         294,250
May 26, 2004 - Issuance of common stock for
officer's compensation at $0.09 per share                --            --            --            --          63,000
June 3, 2004 - Issuance of common stock for cash
and services at $0.14 per share                          --            --            --            --          56,000
                                                  -----------   -----------   -----------   -----------   -----------
Subtotals                                         $      --     $      --     $      --     $(3,844,886)  $ 3,313,908
                                                  -----------   -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)



                                                       Preferred Stock               Common Stock          Additional
                                                  -------------------------   -------------------------     Paid-in
                                                     Shares        Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------
Subtotals                                           1,000,000   $     1,000   137,917,209   $    13,793   $ 7,146,684
June 3, 2004 - Issuance of common stock for cash
 and services at $0.14 per share                         --            --         100,000            10        13,990
June 17, 2004 - Issuance of common stock for
 services at $0.12 per share                             --            --       6,000,000           600       719,400
June 22, 2004 - 10% stock dividend                       --            --      14,232,500         1,423        (1,423)
July 14, 2004 - Issuance of common stock for cash
 at $0.048 per share                                     --            --         500,000            50        23,950
July 26, 2004 - Issuance of common stock for cash
 at $0.06 per share                                      --            --          70,000             7         4,193
July 28, 2004 - Issuance of common stock for cash
 at $0.06 per share                                      --            --         180,000            18        10,782
October 1, 2004 - Issuance of common stock for
 services at $0.04 per share                             --            --       4,250,000           425       169,575
October 7, 2004 - Issuance of common stock for
 services at $0.05 per share                             --            --       2,000,000           200        99,800
October 7, 2004 - Issuance of common stock for
 services at $0.05 per share                             --            --         300,000            30        14,970
November 17, 2004 - Issuance of common stock
 to repay stockholder loan at $0.05 per share            --            --       9,750,000           975       486,525
November 19, 2004 - Issuance of common stock
 for services at $0.03 per share                         --            --       2,000,000           200        59,800
Net loss - December 31, 2004                             --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31 2004                         1,000,000   $     1,000   177,299,709   $    17,731   $ 8,748,246
                                                  ===========   ===========   ===========   ===========   ===========

                                                                                                          Accumulated
                                                     Stock                                                  Deficit
                                                   Issued at           Treasury Stock                       During
                                                   Less Than    -------------------------  Subscriptions  Development
                                                   Par Value       Shares        Amount      Receivable      Stage         Total
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Subtotals                                         $    (2,683)  $      --     $      --     $      --     $(3,844,886)  $ 3,313,908
June 3, 2004 - Issuance of common stock for cash
 and services at $0.14 per share                         --            --            --            --            --          14,000
June 17, 2004 - Issuance of common stock for
 services at $0.12 per share                             --            --            --            --            --         720,000
June 22, 2004 - 10% stock dividend                       --            --            --            --            --            --
July 14, 2004 - Issuance of common stock for cash
 at $0.048 per share                                     --            --            --            --            --          24,000
July 26, 2004 - Issuance of common stock for cash
 at $0.06 per share                                      --            --            --            --            --           4,200
July 28, 2004 - Issuance of common stock for cash
 at $0.06 per share                                      --            --            --            --            --          10,800
October 1, 2004 - Issuance of common stock for
 services at $0.04 per share                             --            --            --            --            --         170,000
October 7, 2004 - Issuance of common stock for
 services at $0.05 per share                             --            --            --            --            --         100,000
October 7, 2004 - Issuance of common stock for
 services at $0.05 per share                             --            --            --            --            --          15,000
November 17, 2004 - Issuance of common stock
 to repay stockholder loan at $0.05 per share            --            --            --            --            --         487,500
November 19, 2004 - Issuance of common stock
 for services at $0.03 per share                         --            --            --            --            --          60,000
Net loss - December 31, 2004                             --            --            --            --      (4,079,353)   (4,079,353)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31 2004                       $    (2,683)  $      --     $      --     $(7,924,239)  $(7,924,239)  $   840,055
                                                  ===========   ===========   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.


                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Period
                                                        from August 25,
                                                        1999 (Inception)     For the Year Ended December 31,
                                                        to December 31,    ----------------------------------
                                                             2004                2004               2003
                                                        ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net loss                                              $    (7,924,239)   $    (4,079,353)   $    (2,155,049)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Financing costs                                             250,000               --                 --
    Depreciation and amortization                               151,548             90,967             14,751
    Stock issued for services                                 5,000,061          4,318,980            513,000
    Stock issued for officer's compensation                      63,000             63,000               --
    Decrease (increase) in prepaid expenses                        --               69,333            (69,333)
    Increase in deposits                                         (4,317)              --               (3,052)
    Increase in accounts payable and accrued expenses           605,882         (1,078,227)         1,535,954
                                                        ---------------    ---------------    ---------------
Net cash used in operating activities                        (1,858,065)          (615,300)          (163,729)
                                                        ---------------    ---------------    ---------------
Cash flow from investing activities:
  Cash acquired through subsidiary acquisition                  135,000            135,000               --
  Purchase of furniture and equipment                           (68,035)            (1,250)            (7,683)
                                                        ---------------    ---------------    ---------------
Net cash provided by (used in) investing activities              66,965            133,750             (7,683)
                                                        ---------------    ---------------    ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        434,438            434,435               --
  Proceeds from issuance of treasury stock                      168,000               --              168,000
  Proceeds from notes payable - stockholders (net)            1,188,662             43,810              6,650
                                                        ---------------    ---------------    ---------------
Net cash provided by financing activities                     1,791,100            478,245            174,650
                                                        ---------------    ---------------    ---------------
Net increase (decrease) in cash                                    --               (3,305)             3,238
Cash at beginning of year                                          --                3,305                 67
                                                        ---------------    ---------------    ---------------
Cash at end of year                                     $          --      $          --      $         3,305
                                                        ===============    ===============    ===============

Supplemental Information
------------------------
Interest paid                                           $         3,000    $          --      $          --
                                                        ===============    ===============    ===============
Income taxes paid                                       $          --      $          --      $          --
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

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental Information (continued)
------------------------

Non-cash transactions: (continued)

On January 9, 2004 the Company exchanged 1,500,000 shares of its common stock for $45,000 of principal due to a stockholder of the Company.

On January 9, 2004 the Company issued 2,000,000 shares of its common stock for $470,000 for services provided to the Company.

On January 9, 2004 the Company issued 1,000,000 shares of its common stock for $55,000 for services provided to the Company.

On January 9, 2004 the Company issued 2,400,000 shares of its common stock for $336,000 for services provided to the Company.

On January 12, 2004 the Company issued 200,000 shares of its common stock for $26,000 for services provided to the Company.

On January 12, 2004 the Company issued 100,000 shares of its common stock for $13,000 for services provided to the Company.

On January 12, 2004 the Company issued 100,000 shares of its common stock for $12,980 for services provided to the Company.

On January 12, 2004 the Company issued 100,000 shares of its common stock for $13,000 for services provided to the Company.

On February 17, 2004 the Company issued 2,000,000 shares of its common stock for $340,000 for services provided to the Company.

On February 17, 2004 the Company issued 500,000 shares of its common stock for $85,000 for services provided to the Company.

On February 17, 2004 the Company issued 750,000 shares of its common stock for $127,500 for services provided to the Company.

On February 17, 2004 the Company issued 75,000 shares of its common stock for $12,750 for services provided to the Company.

On March 2, 2004 the Company issued 5,000,000 shares of its common stock for $1,050,000 for services provided to the Company.

On March 2, 2004 the Company issued 250,000 shares of its common stock for $52,500 for services provided to the Company.

On April 2, 2004 the Company issued 100,000 shares of its common stock for cash of $10,392 and services of $6,608 provided to the Company.

On April 14, 2004 the Company issued 9,000,000 shares of its common stock for $1,260,000 to acquire 100% of the outstanding common stock of Web Safe Technologies, Inc.

                              ZKID NETWORK COMPANY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental Information (continued)
------------------------

Non-cash transactions: (continued)

On April 30, 2004 the Company issued 900,000 shares of its common stock for $126,000 for services provided to the Company.

On May 5, 2004 the Company issued 100,000 shares of its common stock for cash of $9,000 and services of $6,000 provided to the Company.

On May 10, 2004 the Company issued 500,000 shares of its common stock for $65,000 for services provided to the Company.

On May 20, 2004 the Company issued 100,000 shares of its common stock for cash of $6,500 and services of $5,500 provided to the Company.

On May 26, 2004 the Company issued 4,000,000 shares of its common stock for $440,000 to acquire certain assets from an unrelated third party.

On May 26, 2004 the Company issued 2,675,000 shares of its common stock for $294,250 for services provided to the Company.

On May 26, 2004 the Company issued 700,000 shares of its common stock for $63,000 for officer's compensation.

On June 3, 2004 the Company issued 400,000 shares of its common stock for cash of $28,000 and services of $28,000 provided to the Company.

On June 3, 2004 the Company issued 100,000 shares of its common stock for cash of $6,876 and services of $7,124 provided to the Company.

On June 17, 2004 the Company issued 6,000,000 shares of its common stock for $720,000 for services provided to the Company.

On October 1, 2004 the Company issued 4,250,000 shares of its common stock for $170,000 for services provided to the Company.

On October 7, 2004 the Company issued 2,300,000 shares of its common stock for $115,000 for services provided to the Company.

On November 17, 2004 the Company exchanged 9,750,000 shares of its common stock for $487,500 of principal due to a stockholder of the Company.

On November 19, 2004 the Company issued 2,000,000 shares of its common stock for $60,000 for services provided to the Company.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of ZKid Network Company and subsidiary (the "Company") is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

Basis of Accounting
-------------------

The Company's consolidated financial statements are prepared using the accrual method of accounting.

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2004 and 2003.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

License and Customer List
-------------------------

License and customer list are stated at cost less accumulated amortization. Amortization is computed over the assets' estimated useful lives using the straight-line method of accounting. The Company is amortizing the license and customer list over a period of 20 and 60 months, respectively. For the years ended December 31, 2004 and 2003 and amortization expense of the license and customer list amounted to $37,000 and $0, and $44,917 and $0, respectively.

The Company performs a quarterly review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Revenue Recognition
-------------------

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer and probable collectibility.

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

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income Taxes (continued)
------------------------

For income tax purposes, the Company has elected to treat its current and historical operating expenses as capitalizable exploration and development costs under IRC Code Section 616(b). Accordingly, the Company has no net operating loss carryforwards.

Net Loss Per Share
------------------

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the fiscal years ended December 31, 2004 and 2003, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

Treasury Stock
--------------

Treasury stock is recorded at cost at the time of purchase. When treasury stock is sold the account is charged at the cost of the shares being sold with any difference being charged to additional paid-in capital.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage and has incurred losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 2004 and 2003 the Company has incurred net losses of $4,060,945 and $2,155,049, respectively. The future of the Company is dependent upon its ability to obtain financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATIONS (continued)

On May 26, 2004, the Company signed an agreement with USURF Communications, Inc., a Colorado corporation, to acquire all the software-related assets used or useful in USURF's child-safety business. Included in the purchase were all the products and internet properties listed under the website www.momsanddads.com and all the hard assets related to the operation of such site and software business. As consideration for the acquisition, the Company issued 4,000,000 shares of its unregistered common stock to USURF valued at $0.11 per share, or $440,000, which represents the fair value of the stock at that date. Under the terms of the agreement, the Company has guaranteed the value of the shares issued will be $600,000 upon their registration 12 months subsequent to their issuance. If the value of the shares is less than $600,000 at that date the Company will be required to issue additional shares such that the total combined value of the shares issued will equal $600,000. As it is not possible at this date to determine what the value of the 4,000,000 shares will be at that time no adjustment has been reflected in the financial statements.

The operating results of the businesses acquired during 2004 have been included in the results of the Company from the date of acquisition.


NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

                                                        December 31,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
             Office equipment                    $  105,396    $   49,146
             Furniture                                7,189         7,189
             Leasehold improvements                  10,450        10,450
                                                 ----------    ----------
                                                    123,035        66,785
             Less accumulated depreciation and
                 amortization                       (69,631)      (60,581)
                                                 ----------    ----------
                                                 $   53,404    $    6,204
                                                 ==========    ==========

For the years ended December 31, 2004 and 2003 depreciation and amortization expense amounted to $9,050 and $14,751, respectively.

NOTE 4 - NOTES PAYABLE -STOCKHOLDERS

The Company is indebted to a corporate stockholder in the amount of $30,000 as of December 31, 2004 and 2003. Payment is due on demand and interest accrues at 8% per year. During 2003 the stockholder redeemed $45,000 of the note for 1,500,000 shares of the Company's common stock. The shares were not issued until January 9, 2004. Interest expense amounted to $2,400 and $13,210 for the years ended December 31, 2004 and 2003, respectively. No interest was paid as of December 31, 2004.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE STOCKHOLDERS (continued)

As of December 31, 2004 and 2003, the Company was indebted to its majority stockholder in the amounts of $5,200 and $494,250, respectively. The note is due and payable on demand and accrues interest at the rate of 8.0% annually. Interest expense amounted to $48 and $18,221 for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the Company was indebted to a stockholder and officer of the Company in the amounts of $18,924 and $0, respectively. The note is due and payable on demand and accrues interest at the rate of 8.0% annually. Interest expense amounted to $1,088 and $0 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In November 2003 the Company entered into an operating lease for office space in Northbrook, Illinois. The lease, which expires in January 2006, calls for minimum monthly lease payments of $1,439.

Future annual minimum lease payments are as follows:

                       Year Ending
                       December 31,                Amount
                    ------------------           ----------
                          2005                   $   17,269
                          2006                          720
                                                 -----------
                                                 $   17,989
                                                 ===========

Rent expense for the years ended December 31, 2004 and 2003 was $17,911 and $2,196, respectively.

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

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      Revenue                        Shares
                 ------------------------         -----------
                  $      1 - $100,000               500,000
                  $100,000 - $200,000               500,000
                  $200,000 - $300,000               500,000
                  $300,000 - $400,000               500,000
                  $400,000 - $500,000               500,000

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

NOTE 6 - RELATED PARTY

In the second half of 2003 the Company had neared the limits of its authorized number of common shares. In order to meet certain commitments that required the issuance of the Company's common stock the Company's majority stockholder sold 9,750,000 shares of his common stock holdings back to the Company at his original cost of $0.05 per share in return for non-interest bearing notes payable. The notes stipulate that repayment must be in the form of the Company's common stock in a like number of shares. The Company repaid this loan in November 2004 by issuing the stockholder 9,750,000 shares of its common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

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

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

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

s. January 2004 - Issued 1,500,000, shares at $0.03 per share, in conversion of stockholder's loan.

t. January 2004 - Issued 2,000,000 shares at $0.0235 per share, for services provided to the Company.

u. January 2004 - Issued 1,000,000 shares at $0.055 per share, for services provided to the Company.

v. January 2004 - Issued 2,400,000 shares at $0.14 per share, for services provided to the Company.

w. January 2004 - Issued 1,500,000 shares at $0.13 per share, for services provided to the Company.

x. January 2004 - Issued 200,000 shares of stock, at $0.13 per share, for cash.

y. January 2004 - Issued 500,000 shares of stock, at $0.11 per share, for cash.

z. February 2004 - Issued 3,325,000 shares at $0.17 per share, for services provided to the Company.

aa. February 2004 - Issued 500,000 shares of stock, at $0.11 per share, for cash.

ab. February 2004 - Issued 200,000 shares of stock, at $0.12 per share, for cash.

                       ZKID NETWORK COMPANY AND SUBSIDIARY
                        (FORMERLY E.KIDNETWORK.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

ac. March 2004 - Issued 5,250,000 shares at $0.21 per share, for services provided to the Company.

ad. March 2004 - Issued 1,100,000 shares of stock, at $0.11 per share, for cash.

ae. April 2004 - Issued 100,000 shares of stock, at $0.17 per share, for cash of $10,392 and services of $6,608 provided to the Company.

af. April 2004 - Issued 9,000,000 shares of stock, at $0.14 per share, to acquire subsidiary.

ag. April 2004 - Issued 900,000 shares at $0.14 per share, for services provided to the Company.

ah. May 2004 - Issued 100,000 shares of stock, at $0.15 per share, for cash of $9,000 and services of $6,000 provided to the Company.

ai. May 2004 - Issued 500,000 shares at $0.13 per share, for services provided to the Company.

aj. May 2004 - Issued 100,000 shares of stock, at $0.12 per share, for cash of $6,500 and services of $5,500 provided to the Company.

ak. May 2004 - Issued 4,000,000 shares of stock, at $0.11 per share, to acquire assets.

al. May 2004 - Issued 2,675,000 shares at $0.11 per share, for services provided to the Company.

am. May 2004 - Issued 700,000 shares at $0.09 per share, for officer's compensation.

an. June 2004 - Issued 400,000 shares of stock, at $0.14 per share, for cash of $28,000 and services of $28,000 provided to the Company.

ao. June 2004 - Issued 100,000 shares of stock, at $0.14 per share, for cash of $6,876 and services of $7,124 provided to the Company.

ap. June 2004 - Issued 6,000,000 shares at $0.12 per share, for services provided to the Company.

aq.  June 2004 - Issued 11,232,500 shares in payment of 10% stock dividend.

ar.  July 2004 - Issued 500,000 shares of stock, at $0.048 per share, for cash.

as.  July 2004 - Issued 250,000 shares of stock, at $0.06 per share, for cash.

at. October 2004 - Issued 4,250,000 shares at $0.04 per share, for services provided to the Company.

at. October 2004 - Issued 2,300,000 shares at $0.05 per share, for services provided to the Company.

au. November 2004 - Issued 9,750,000 share at $0.05 per share, in repayment of stockholder loan.

av. November 2004 - Issued 2,000,000 shares at $0.03 per share, for services provided to the Company.

NOTE 8 - SUBSEQUENT EVENTS

In January 2005, the Company entered into an agreement with a financial institution that provides the Company with the ability to borrow up to $250,000. The credit facility bears interest at the annual rate of prime plus 2%, currently approximately 6.5%, is collateralized by 500,000 shares of the Company's common stock that is owned by the Company's majority stockholder, and expires in February 2006.

As of April 2005, the Company has borrowed approximately $70,000 under the terms of this agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       There  have  been  no  changes  or  disagreements   with  accountants  on
accounting or financial disclosure during the Company's two most recent fiscal years.

Item 8A.      Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures.

       Management has become aware of certain deficiencies in the design or operation of the Company's disclosure controls and internal accounting controls, particularly in the areas of 1) stock issuance procedures related in part to a lack of expertise prompting changes in management staff, and 2) internal disclosure controls. In connection with preparation of Company's 2004 financial statements, management has determined that certain of these deficiencies constituted material weaknesses in the Company's internal control structure for the year ended December 31, 2004. Management, has evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, except as they relate to material weaknesses referred to above, that the Company's disclosure controls and procedures, including the additional controls and procedures implemented by the Company during fiscal year ended December 31, 2004, were effective at a reasonable assurance level as of the end of the fiscal year to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the appropriate time periods.

(b)    Changes in Internal Control.

       Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c)    Limitations.

       Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.      Other Information.

       In November 2004, we issued 9,750,000 common shares to Jon A. Darmstadter as payment in full to retire outstanding notes payable in the total amount of $487,500.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

       The following table sets forth the officers and directors of the Zkid Network Company.

       MANAGEMENT ZKID NETWORK COMPANY

       Directors and Executive Officers
       --------------------------------

       The following persons are the Directors and Executive Officers of Zkid Network Company.

       Name                 Age      Position(s)              Term of Position
       ----                 ---      -----------              ----------------

       Donald Weisberg      56       Director, President      4-1-01 to Present
                                     CEO, CFO                 11-3-04 to Present
       Mitchell Lederer     43       Director, CEO            5-27-05 to 11-3-05
       Jon A. Darmstadter   50       Director, CEO, CFO       1-27-01 to 5-27-05

       Donald Weisberg- Mr. Weisberg is our company President. He assumed the positions of CEO and CFO May 27, 2005. Mr. Weisberg is a retired member of the Chicago Board of Trade. He was a shareholder of J.S & D.W., Inc., a Chicago Board of Trade floor brokerage. He was involved in the management of the floor brokerage for 17 years before retiring in May 2000. He owned two Board of Trade memberships which he leased. Also, Mr Weisberg was a minority owner in a stone-marble cleaning and installtion company, QC Enterprises.

       Mitchell Lederer- Mr. Lederer became our President and board member on May 27, 2005. He resigned these positions on November 3, 2005. Mr. Lederer holds a Masters of Business Administration from the University of Chicago Graduate School of Business. He holds a Bachelor of Arts in Economics and Government from Oberlin College, Ohio. Mr. Lederer's five year work history includes the following brief summary of his positions and responsibilities:

       February 2003-Present: Partner, Vice President of Sales and Business Development for St. Charles Consulting Group, LLC. St. Charles is a professional services company which assists client companies achieve optimum business effectiveness through training and consulting services. Mr. Lederer developed marketing and sales initiatives including web presence and other business development and alliance activities.

       December 2001-February 2003: Director of Sales and Marketing for FluentMedia, a division of the Tribune Company. FluentMedia is a content management and licensing services company offering consulting services to corporate client intranet, extranet and marketing networks and systems. He was responsible for developing sales and marketing strategies, pricing, sales compensation, market positioning and financial metrics. He created print, web advertising and trade show presence for the company.

       April 2001-December 2001: Mr. Lederer was the Director of Sales for EC Outlook. EC Outlook provides business-to-business supply chain management solutions enabling companies to collaborate with their trading partners. He was responsible establishing a national sales organization. His corporate focus was on the establishment of Global 1000 corporate accounts.

       November 1997-April 2001: Mr. Lederer was a Director of Business Development for Arthur Andersen, LLP. At Andersen he assumed a leadership role in the Advanced Technology consulting practice, Central Region. His business consulting emphasis was software development (Java, Microsoft), data warehousing and infrastructure technologies. He lead partner/manager selling teams and developed sales processes, market positioning and coaching methodologies.

       Jon A.  Darmstadter-  Mr.  Darmstadter  was a  Director  and  CEO of Zkid
Network Company until his resignation on May 27, 2005. He had worked as an officer and director of The Children's Beverage Group, Inc., a publicly held corporation. The Children's Beverage Group was forced into involuntary bankruptcy in September 2000. The bankruptcy case was dismissed in November 2000. Mr. Darmstadter was formerly Product Development/Brand Manager with United Beverage of Ohio. In this role he developed the first sports drinks marketed in the U.S. He was responsible for not only developing the product and its overall marketing concept, but also for its sales as well as other market strategies. Prior to his product development role, he was National Sales Manager for the company. Previously, he was National Sales Manager for Bidderman Industries, a brand marketer of designer menswear.

       Identify Significant Employees.

       Family Relationships. None.

       Involvement in Certain Legal Proceedings. Other than set forth in this report and as outlined below and in the Legal Proceedings paragraph, to our best knowledge, none of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

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

       Legal Proceedings: Matter No. 1- On June 18, 2003, the Securities & Exchange Commission(SEC) filed a complaint in the Northern District of Illinois seeking an order of permanent injunction and other ancillary relief against Jon Darmstadter. The complaint alleges that Darmstadter, the President and Chief Executive Officer of The Children's Beverage Group, Inc., located in Northbrook, Illinois, engaged in unauthorized purchases and sales of Children's Beverage Group stock in a brokerage account belonging to one of his employees. The SEC alleges that unauthorized purchases and sales violated the registration provisions of the securities laws by distributing Children's Beverage stock through his employee's account. The complaint seeks a permanent injunction, civil penalties and disgorgement against Darmstadter. Mr. Darmstadter has denied the allegations and is presently attempting to settle the matter. (SEC v. Jon A. Darmstadter, Civil Action No. 03C-4166, ND Illinois)

       On September 22, 2004, the United States District Court for the Northern District of Illinios entered by consent, a Final Judgment and Order of Permanent Injunction and other relief against Jon A. Darmstadter in that case. Mr. Darmstadter consented to the entry of the Judgment without admitting or denying the allegations of the Complaint, except as to the court's jurisdiction; waived findings of fact and conclusions of law; and waived any right to appeal the Final Judgement. Additional information is available from the SEC in Litigation Release No. 18916 dated October 1, 2004.

       Matter No. 2- The State of Illinois, Secretary of State, Securities Department has filed a civil administrative action against Jon Darmstadter, Little Bell & Company, LLC and Doug Little alleging that Darmstadter, together with Little Bell and Doug Little, on, or about January 2000, offered and sold securities in eKid Network.com, Inc. and failed to deliver the shares in violation of the Illinois Securities Law of 1953. The Secretary of State Securities Department has issued a Temporary Order of Prohibition prohibiting Darmstadter from offering or selling securities in or from Illinois until further order of the Secretary of State. This matter was settled in May 2004. Mr. Darmstadter consented by stipulation to the consent order of prohibition without admitting or denying the allegations and conclusions of law.

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

Item 10.      Executive Compensation.

       Presently, Zkid has one executive officer named Donald Weisberg. Mr. Weisberg serves as President, CEO and CFO.

       The following table sets forth the compensation of the executive officers who served during the fiscal year ending December 31, 2004.

       Summary Compensation Table
                                                                 Long-term
                                     Annual Compensation        Compensation
                                     -------------------    --------------------
                            Fiscal    Salary/               Stock
       Name                  Year      Fees        Bonus    Awards(#) Options(#)
       ----                  ----      ----        -----    --------  ----------


       Donald Weisberg       2004      -0-         -0-        -0-         -0-
       Mitchell Lederer(1)   2004    $54,000       -0-      700,000       -0-
       Jon A. Darmstadter    2004      -0-         -0-        -0-         -0-

       (1) Stock grant to Mitchell Lederer valued at $0.09 Cents per share or $63,000. We entered into an employment agreement with Mitchell Lederer on May 27, 2004. The agreement provided for an annual salary of $180,000, payable in dollars $12,000 monthly and $3,000 payable in common stock. Mr. Lederer received 700,000 shares of common stock as a signing bonus and compensation. Mr. Lederer resigned November 3, 2004. Mr. Lederer has notified the company of his claim for $12,882 past due compensation and expenses. This claim is outstanding and remains unpaid.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

       Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2004.

       Table 1 lists the persons who are known to Zkid to be the owners of more than five percent of ZKid's equity shares.

       (a) Beneficial Ownership of more than 5% based on 177,299,709 common shares. This number of shares (1) includes the 5,000,000 shares of common stock which may be issued to Mr. Darmstadter based on his immediate ability to convert his preferred share ownership into common stock. The Darmstadter shares reflects the potential number of shares issued and outstanding, if Mr. Darmstadter's preferred shares were converted.

       Beneficial Ownership of 5%.

       Table 1.
                                                                         (4)
            (1)                 (2)                      (3)           Percent
       Title of Class     Name and Address        Amount and Nature    of Class
       --------------     ----------------        -----------------    --------
       Common             Donald Weisberg            9,179,959            5.17%

       Common             Jon A. Darmstadter        28,385,000(1)        16.0%

       Preferred          Jon A. Darmstadter         1,000,000(2)       100.0%

       (1) This figure excludes 19,800,000 shares which Mr. Darmstadter agreed to cancel and return to the corporate treasury.
       (2) Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place. The preferred shares have thirty (30) votes per share.

       (b) Security Ownership of Management. Based on 177,299,709 common shares as of December 31, 2004. Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are presently convertible into 5,000,000 common shares. The Darmstadter share figure reflects these 5,000,000 shares in the total issued and outstanding figure even though no conversion has taken place.

       Table 2.
                                                                         (4)
            (1)                 (2)                      (3)           Percent
       Title of Class     Name and Address        Amount and Nature    of Class
       --------------     ----------------        -----------------    --------
       Common             Donald Weisberg(1)         9,179,959            5.17%

       Common             Mitchell Lederer(2)          700,000            0.39%

       Common             Jon A. Darmstadter(3)     28,385,000(3)        16.0%

                                 Total              38,264,959           21.56%

       Preferred          Jon A. Darmstadter         1,000,000(4)       100.0%

       (1) Mr. Weisberg has been our president and member of the board of directors. On May 27, 2005, he was appointed to the offices of CEO and CFO.

       (2) Mr. Lederer was a member of the board of directors and CEO and CFO until his resignation on November 3, 2004.

       (3) This figure excludes 19,800,000 shares which Mr. Darmstadter agreed to cancel and return to the corporate treasury.

       (4) Mr. Darmstadter was a member of the board of directors and CEO until his resignation on May 27, 2004. Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place.

       ** The preferred shares have thirty (30) votes per share.

(c)    Changes in Control. Not applicable.

Item 12.      Certain Relationships and Related Transactions.

(c)    Transactions with Management and Others.

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

       In November 2004, we issued 9,750,000 common shares to Jon A. Darmstadter as payment in full to retire outstanding notes payable in the total amount of $487,500.

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


Item 13.      Exhibits

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

                                                 Year End      Year End
                                                 12-31-04      12-31-03
                                                ----------    ----------
       (a) Audit Fees                           $32,400.00     $8,600.00
       (b) Audit Related Fees                      $0.00         $0.00
       (c) Tax Fees                                $0.00         $0.00
       (d) All other Fees                          $0.00         $0.00
       (e) Total Fees                           $32,400.00     $8,600.00

       The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

       The Company's principal accountant, DiRocco & Company, C.P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated: May 12, 2005

       Zkid Network Company


       By: /s/ Donald Weisberg
       -----------------------
       Name:  Donald Weisberg
       Title: CEO, CFO


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       By: /s/ Donald Weisberg                          May 12, 2005
       -----------------------
       Name:  Donald Weisberg
       Title: CEO, CFO