Form 10QSB
period 2005-03-31
ZKID NETWORK CO
filed 2005-06-02
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending March 31, 2005

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


                   666 Dundee Road #705, Northbrook, Il. 60062
                   -------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2005, there were 184,099,709 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes     No X
                                                   ---    ---


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                                                    Unaudited       Audited
                                                                    March 31,     December 31,
                                                                      2005            2004
                                                                  ------------    ------------
                                     ASSETS
                                     ------

Current assets
     Cash and cash equivalents                                    $      3,046    $       --
                                                                  ------------    ------------

          Total current assets                                           3,046            --

Furniture and equipment, net                                            50,734          53,404
                                                                  ------------    ------------

Other assets:
     License, net of accumulated amortization                        1,059,125       1,073,000
     Customer list, net of accumulated amortization                    320,834         340,084
     Deposits                                                            4,317           4,317
                                                                  ------------    ------------
          Total other assets                                         1,384,276       1,417,401
                                                                  ------------    ------------

          Total assets                                               1,438,056       1,470,805
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
     Notes payable                                                      73,333            --
     Notes payable - Stockholders                                       37,136          65,560
     Accounts payable and accrued expenses                             565,009         565,190
                                                                  ------------    ------------

          Total current liabilities                                    675,478         630,750

Stockholders' equity
     Preferred stock 10,000,000 shares authorized at $.001, par
        value, 1,000,000 shares issued and outstanding                   1,000           1,000
     Common stock 500,000,000 shares authorized, $.0001 par
        value, 184,099,709 and 177,299,709 shares issued and            18,411          17,731
        outstanding
     Additional paid in capital                                      9,020,988       8,748,246
     Stock issued at less than par value                                (2,683)         (2,683)
     Accumulated deficit during development stage                   (8,275,138)     (7,924,239)
                                                                  ------------    ------------

          Total stockholders' equity (deficit)                         762,578         840,055
                                                                  ------------    ------------

          Total liabilities and stockholders' equity (deficit)    $  1,438,056    $  1,470,805
                                                                  ============    ============


                 See accompanying note to financial statements


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                      Consolidated Statements of Operations
                                  (unaudited)


                                                For the period
                                                from August 25,         For the three months ended
                                               1999 (inception)                  March 31,
                                                  to March 31,     ------------------------------------
                                                     2004                2005                2004
                                               ----------------    ----------------    ----------------
Revenues                                       $          8,094    $          2,857    $           --

Expenses
     Research and development                           244,013               2,982                --
     Consulting                                       5,269,954             290,722           1,664,750
     Selling, general and administrative              1,886,194              18,029             173,711
     Officer's compensation                             482,000                --                30,000
     Financing costs                                    256,228               6,228                --
     Depreciation and amortization                      187,343              35,795                 658
                                               ----------------    ----------------    ----------------

          Total expenses                              8,325,732             353,756           1,869,119
                                               ----------------    ----------------    ----------------

          Loss from operations                       (8,317,638)           (350,899)         (1,869,119)

Other income - Gain on settlement                        42,500                --                  --
                                               ----------------    ----------------    ----------------

          Net loss                                   (8,275,138)           (350,899)         (1,869,119)
                                               ================    ================    ================

Loss per share of common stock
     Basic:                                                0.00               (0.00)              (0.02)
                                               ================    ================    ================

Average number of common shares outstanding:
     Basic                                           79,362,599         184,108,598         112,008,598
                                               ================    ================    ================



                 See accompanying note to financial statements


                       Zkid Network Company and Subsidiary
                        (Formerly E.Kidnetwork.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                           For the period
                                                          from August 25,        For the three months ended
                                                          1999 (inception)                March 31,
                                                            to March 31,     ----------------------------------
                                                                2005               2005               2004
                                                          ---------------    ---------------    ---------------
Cash flows from operating activities
  Income (loss) from continuing operations                     (8,275,138)   $      (350,899)   $    (1,869,119)
  Adjustments to reconcile net loss to cash
    provided by operating activities:
       Financing costs                                            250,000               --                 --
       Depreciation and amortization                              187,343             35,795                658
       Stock issued for services                                5,273,483            273,422          2,723,730
       Stock issued for officer's compensation                     63,000               --                 --
       Changes in operating assets and liabilities:
           Deposits                                                (4,317)              --               48,000
           Accounts payable and accrued expenses                  605,701               (181)        (1,116,983)
                                                          ---------------    ---------------    ---------------

             Net cash used by operating activities             (1,899,928)           (41,863)          (213,714)

Cash flows from investing activities
   Cash acquired through subsidiary acquisition                   135,000               --                 --
   Acquisition of furniture and equipment                         (68,035)              --               (1,250)
                                                          ---------------    ---------------    ---------------

              Net cash provided by investing activities            66,965               --               (1,250)

Cash flows from financing activities
   Proceeds from notes payable                                     73,333             73,333               --
   Proceeds from issuance of notes to related party             1,194,162              5,500             75,000
   Repayment of notes to related parties                          (33,924)           (33,924)              --
   Increase in due to stockholder                                    --                 --               11,436
   Proceeds from issuane of common stock                          434,438               --              261,186
   Proceeds from issuance of treasury stock                       168,000               --                 --
                                                          ---------------    ---------------    ---------------

             Net cash provided by financing activities          1,836,009             44,909            347,622
                                                          ---------------    ---------------    ---------------

Increase (decrease) in cash and cash equivalents                    3,046              3,046            132,658

Cash and cash equivalents, beginning of year                         --                 --                3,305
                                                          ---------------    ---------------    ---------------

Cash and cash equivalents, beginning of year              $         3,046    $         3,046    $       135,963
                                                          ===============    ===============    ===============

Non-cash investing and financing activities:
Common stock issued for:
  Services                                                $     5,273,483    $       273,422    $     2,723,730
                                                          ===============    ===============    ===============
  Officer's compensation                                  $        63,000    $          --      $          --
                                                          ===============    ===============    ===============

Supplemental information:
  Interest paid                                           $         9,409    $         6,409               --
                                                          ===============    ===============    ===============



                 See accompanying note to financial statements

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005


Note 1 - Condensed Financial Statements and Footnotes

The interim financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and Subsidiary, formerly E. Kidnetwork.com, Inc. (the "Company").

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QB and Item 310(b) Regulations S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB.

Note 2 - Basic Loss per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $8,275,138 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005


Note 4 - Equity Transactions

During the three months ended March 31, 2005, the Company issued 6,800,000 shares of common stock for services valued at $273,422.

Note 5 - Related Party Transactions

At March 31, 2005 the Company owes $37,136 to related parties represented by notes payable.

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

In the second quarter of 2004, we purchased the software rights to the MomsandDads.com software from USurf America, which served as the underlying technology for the Zkid browser software suite and will continue to serve as the platform for future development. The exception to this exclusivity is that one other party has the rights to the source code and may in the future create a similar offering. Although this is a risk, the market is already highly competitive and will require a high degree of funding and execution.

There were additional marketing opportunities created to increase corporate visibility, as well as efforts to raise our subscriber base during this quarter. We entered into marketing and sales agreements with IVI Communications, Air Rover Wi-Fi and Deca. We also offered a free trial of our products to Google, Yahoo and Earthlink.

After the resignation of Mitchell Lederer on October 31, 2004, Donald Weisberg was named CEO of ZKid Network.Co. Mr. Weisberg, changed the direction of the company and started marketing ZKid Network Co. to charities, churches, and other faith based groups. ZKid Network is now marketed as a premium benefit to be used by charities churches and faith based groups with portions of monthly subscriber fees to be paid directly back to these charities and churches from monthly subscribers derived from it's marketing. It allows for a win-win situation for the charities, churches, their members and parishoners and ZKid Network. Our first major contract to be signed in this marketing arena was with Sharing Way LLC. as a premium benefit to it's Pre-Paid Master-Card. ZKid Network Co. offers 6 free months with every Sharing Way Pre-Paid Master-Card. Automatically every Sharing Way Pre-Paid Master-Card member becomes a ZKid-Network Co. member. ZKid Network Co. than can bill every Sharing Way Pre-Paid Master Card member $ 4.95 a month after their free 6 months is over. It becomes the responsibility of all members to opt-out of their billing. We expect revenue to be produced by this agreement commensurate to the growth of the Sharing Way Pre-Paid Master-Card base. Sharing expects growth to be about 500,000 members by the end of 2005.

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

We are in need of additional cash. In December of 2004, ZKid Network Co. received a commitment for a $250,000 Line Of Credit from Community Bank of Oak Park and that loan was completed and funded at the end of January of 2005. The funds are earmarked to be used for the day to day operating expenses and to repay back Donald Weisberg and Jon Darmstadter monies which were loaned to the company from June 2004-January 2005. These loans were used by the company to pay officer salary to Mr. Mitchell Lederer in the amount of $54,000 and to Sheetal Maharjan as an independent contractor who specializes in our internal internet systems. Money was also loaned for rent, accounting fees, fees for news wire for press releases, internet housing and phone service and other day to day operating expenses.

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

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2005, and subsequent to the date of this report, we carried out evaluations, by the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of January 1, 2005 to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

     o    The  Company  currently  has  one  director  comprising  is  board  of directors and that same person, Donald Weisberg, acts as the President, Chief Executive and Financial officer. There are no other directors or officers managing the Company. The Company is understaffed. This understaffing prevents proper checks and balances in the decision making and operational control of the Company.

     o The Company's corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the Securities & Exchange Commission. In particular, the Company does not have adequate controls over (1) the process for authorization and issuance of common shares; (2) the timely disclosure of common stock issuance transactions; and (3) the process for registration of shares on Form S-8 registration statements.

(b)  Changes in Internal Control.

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements, as of March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified above. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, our controls failed to ensure that the issuance of common stock during the first quarter of 2005 was properly authorized, disclosed, registered and issued under the applicable rules and regulations required by law. During the first quarter of 2005, we issued common stock without restrictive legends to four individual for contracted services. Management believed that these shares were to be issued from employee benefit plans registered on Form S-8 registration statement. There were insufficient registered shares available in employee benefit plans when these shares were issued and no new plans were registered for these transactions. We intend to file a post-effective amendment to a registered employee benefit plan thereby increasing the number of shares available under that plan. Additionally, we failed to disclose the issuance of unregistered equity securities in Current Reports on Form 8-K during the first quarter of 2005.

As a result our evaluation, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weakness:

     o We have begun to search for a Chief Financial Officer and one or more qualified persons to join our Board of Directors;

     o We have begun to develop operation checklists relating to the authorization, disclosure, issuance and registration of common stock transactions. The checklist will provide evidentiary support of work performed and reviewed. We intend to implement this checklist before any additional common shares are authorized for issuance.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter we offered and sold the following common stock:

1. On January 7, 2005, we issued Marcus Limberger 1,000,000 common shares for consulting and marketing services valued at $0.048 Cents per share for a total value of $48,000.

2. On January 7, 2005, we issued Chris Wrolsted 1,000,000 common shares for software technical consulting valued at $0.048 Cents per share for a total value of $48,000.

3. On January 10, 2005, we issued Thomas R. Raines 300,000 common shares for legal services valued at $0.047 Cents per share for a total value of $14,100.

4. On January 10, we issued Brian Urlacher 1,000,000 common shares for extending the Urlacher Talent Agreement. We valued the transaction at $0.047 Cents per share for a total value of $47,000.

5. On February 28, 2005, we issued Paul Urdan 500,000 common shares for consulting and marketing services valued at $0.04 Cents per share for a total value of $20,000.

6. On January 7, 2004, we issued Wellington Capital Management 1,000,000 common shares pursuant to consulting contract valued at $0.032 Cents per share for a total value of $32,000.

7. On February 8, 2005, we issued 2,000,000 common shares to Frank Abellan IMP Trading Corporation in consideration for services relating to consultation on European markets for our internet product. We valued the transaction at $0.038 Cents per share for a total value of $76,000.


The Board of Directors of the Company approved the issuance of the Consultant shares identified in paragraphs 1-5 above. These shares were to have been registered on Form S-8 under the Securities Act of 1933, prior to issuance. The Company failed to file the required registration statement. The shares were issued without restrictive legends. The Company is currently investigating the circumstances surrounding its failure to register the Consultant Shares and considering remedies. (See Part I, Item 3 titled, Controls and Procedures) No assurance can be given, however, that the Company's failure to register the Consultant Shares under applicable securities laws will not have a material adverse effect on the Company, its financial condition or the market for the Company's common stock.

We believe the securities identified in paragraphs 6 and 7 above were issued in a private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.    Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 5. Other Information

     None.

Item 6.  Exhibits

a)   Exhibits

     Exhibit No.                       Exhibit Name

       31.1         Chief   Executive   and   Financial    Officer-Section   302
                    Certification pursuant to Sarbanes-Oxley Act.

       32.1         Chief   Executive   and   Financial    Officer-Section   906
                    Certification pursuant to Sarbanes-Oxley Act.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ZKID NETWORK COMPANY


Dated: May 27, 2005                             /s/ Donald Weisberg
                                               -------------------------
                                               By: Donald Weisberg
                                               Chief Executive Officer
                                               Chief Financial Officer