Form 10QSB
period 2005-06-30
ZKID NETWORK CO
filed 2005-08-12
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending June 30, 2005

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

As of June 30, 2005, there were 192,099,709 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes     No X
                                                   ---    ---


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                                                   Unaudited       Audited
                                                                    June 30,     December 31,
                                                                      2005           2004
                                                                  -----------    -----------

                                     ASSETS
                                     ------

Current assets
     Cash and cash equivalents                                    $       824    $      --
     Cash and cash equivalents                                        120,000           --
                                                                  -----------    -----------

          Total current assets                                        120,824           --

Furniture and equipment, net                                           48,064         53,404
                                                                  -----------    -----------

Other assets
     License, net of accumulated amortization                       1,045,250      1,073,000
     Customer list, net of accumulated amortization                   301,584        340,084
     Deposits                                                           4,317          4,317
                                                                  -----------    -----------

          Total other assets                                        1,351,151      1,417,401
                                                                  -----------    -----------

          Total assets                                              1,520,039      1,470,805
                                                                  ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
     Bank overdraft                                                     1,058           --
     Notes payable                                                    103,333           --
     Notes payable - Stockholders                                      37,136         65,560
     Accounts payable and accrued expenses                            566,119        565,190
                                                                  -----------    -----------

          Total current liabilities                                   707,646        630,750

Stockholders' equity
     Preferred stock 10,000,000 shares authorized at $.001, par
        value, 1,000,000 shares issued and outstanding                  1,000          1,000
     Common stock 500,000,000 shares authorized, $.0001 par
        value, 192,099,709 and 177,299,709 shares issued and           19,211         17,731
        outstanding
     Additional paid in capital                                     9,140,188      8,748,246
     Stock issued at less than par value                               (2,683)        (2,683)
     Accumulated deficit during development stage                  (8,345,323)    (7,924,239)
                                                                  -----------    -----------

          Total stockholders' equity (deficit)                        812,393        840,055
                                                                  -----------    -----------

          Total liabilities and stockholders' equity (deficit)    $ 1,520,039    $ 1,470,805
                                                                  ===========    ===========


                 See accompanying notes to financial statements



                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                      Consolidated Statements of Operations
                                  (unaudited)



                                     For the period
                                     From August 25,       For the three months ended        For the six months ended
                                     1999 (inception)              June 30,                          June 30,
                                       to June 30,                 --------                          --------
                                          2005               2005             2004             2005             2004
                                     ---------------    -------------    -------------    -------------    -------------
Revenues                             $         9,367    $       1,273    $         887    $       4,130    $         887

Expenses
     Research and development                244,013             --               --              2,982             --
     Consulting                            5,287,753           17,799        1,279,815          308,521        2,944,565
     Selling, general and
      administrative                       1,901,123           14,929          223,989           32,958          397,700
     Officer's compensation                  482,000             --            101,000             --            131,000
     Financing costs                         259,163            2,935             --              9,163             --
     Depreciation and amortization           223,138           35,795           16,242           71,590           16,900
                                     ---------------    -------------    -------------    -------------    -------------

          Total expenses                   8,397,190           71,458        1,621,046          425,214        3,490,165
                                     ---------------    -------------    -------------    -------------    -------------

          Loss from operations            (8,387,823)         (70,185)      (1,620,159)        (421,084)      (3,489,278)

Other income - Gain on settlement             42,500             --               --               --               --
                                     ---------------    -------------    -------------    -------------    -------------

          Net loss                        (8,345,323)         (70,185)      (1,620,159)        (421,084)      (3,489,278)
                                     ===============    =============    =============    =============    =============

Loss per share of common stock
     Basic                                     (0.12)           (0.00)           (0.01)           (0.00)           (0.03)
                                     ===============    =============    =============    =============    =============

Average number of common
 shares outstanding:
     Basic                                71,898,634      184,447,535      131,958,265      183,538,507      121,969,391
                                     ===============    =============    =============    =============    =============




                 See accompanying notes to financial statements


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                             For the period
                                                            from August 25,        For the six months ended
                                                            1999 (inception)              June 30,
                                                               to June 30,                --------
                                                                   2005             2005             2004
                                                             --------------    -------------    -------------
Cash flows from operating activities
     Income (loss) from continuing operations                $   (8,345,323)   $    (421,084)   $  (3,489,278)
     Adjustments to reconcile net loss to cash
       provided by operating activities:
          Financing costs                                           250,000             --               --
          Depreciation and amortization                             223,138           71,590           16,900
          Stock issued for services                               5,273,483          273,422        3,973,980
          Stock issued for officer's compensation                    63,000             --             63,000
          Changes in operating assets and liabilities:
              Prepaid expenses                                       69,333
              Deposits                                               (4,317)            --               --
              Bank overdraft                                          1,058            1,058
              Accounts payable and accrued expenses                 606,811              929       (1,116,983)
                                                             --------------    -------------    -------------

                Net cash used by operating activities            (1,932,150)         (74,085)        (483,048)
Cash flows from investing activities
      Cash acquired through subsidiary acquisition                  135,000             --            135,000
      Acquisition of furniture and equipment                        (68,035)            --             (1,250)
                                                             --------------    -------------    -------------

                 Net cash provided by investing activities           66,965             --            133,750

Cash flows from financing activities
      Proceeds from notes payable                                   103,333          103,333             --
      Proceeds from issuance of notes to related party            1,194,162            5,500
      Repayment of notes to related parties                         (33,924)         (33,924)         (57,000)
      Increase in due to stockholder                                   --               --             11,436
      Proceeds from issuance of common stock                        434,438             --            395,436
      Proceeds from issuance of treasury stock                      168,000             --               --
                                                             --------------    -------------    -------------

                Net cash provided by financing activities         1,866,009           74,909          349,872
                                                             --------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                        824              824              574

Cash and cash equivalents, beginning of year                           --               --              3,305
                                                             --------------    -------------    -------------

Cash and cash equivalents, end of year                       $          824    $         824    $       3,879
                                                             ==============    =============    =============

Non-cash investing and financing activities:
Common stock issued for:
     Services                                                $    5,393,483    $     393,422    $   2,723,730
                                                             ==============    =============    =============
     Officer's compensation                                  $       63,000    $        --      $        --
                                                             ==============    =============    =============

Supplemental information:
     Interest paid                                           $       10,158    $       7,158             --
                                                             ==============    =============    =============


                 See accompanying notes to financial statements

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005


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

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $8,345,323 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005


Note 4 - Equity Transactions

During the six months period beginning January 1, 2005, and ending June 30, 2005, a total of 14,800,000 shares of common stock were issued by the Company.

During the three months ended March 31, 2005, the Company issued 6,800,000 shares of common stock for services valued at $273,422.

On June 27, 2005, the Company issued 8,000,000 shares of common stock for services valued at $120,000. The Company will receive audio / visual content for use on the Zkid Network over a twelve month period. This transaction has been recorded as a prepaid expense at June 30, 2005, and will be amortized over a twelve month period.

Note 5 - Related Party Transactions

At June 30, 2005 the Company owes $37,136 to related parties represented by notes payable.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Zkid Network is a progressive family-oriented corporation with offices in Northbrook, IL and hardware facilities in Denver, CO. Founded in 2002, Zkid Network set out to provide families with an Internet environment that is safe, fun, and educational. To get a jump-start on this mission, Zkid Network purchased technologies for Internet security from companies such as Children's Technology Group/USURF America and Mozart from Web Safe Technologies, Inc., and then quickly deployed the Zkid Browser.

Zkid Network launched the Zkid Kid-safe browser and is pursuing marketing campaigns to target families directly and also wholesale relationships with B2B partners to get the Zkid Browser in front of millions of potential subscribers. ZKid Network will continue to develop additional content and technology offerings for its internet-based media content site with a focus on increasing the educational and entertainment value to children. This includes, but is not limited to, additional games, cartoons, books in the library and video streaming children's activities for children. In addition, the company may develop additional browsers and themes to accommodate teenagers as well as parents, and provide additional tools to ensure child safety on the internet.

We believe that the Zkid products can be introduced to the public by utilizing co-packaging or co-bundling with other child-oriented products as well as marketing and distribution arrangements through Internet Service Providers
(ISPs). The ISP channel provides an internet-enabled audience to distribute our offering. Presently, we do not have any other co-marketing or co-packaging agreements. We are currently marketing our KidsKeep product. We believe that our subscriber base will grow in direct proportion to our co-marketing and ISP channel programs. Potential users/subscribers will be directed to the zkidnetwork.com website for registration.

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

Currently, all technology is designed, tested and deployed by three individuals from the Children's Technology Group/USURF America acquisition who are not under a long term employment agreement with the company. All have signed confidentiality and non-compete agreements. They are being compensated as technology consultants to Zkid Network Co.

In the second quarter of 2004, we purchased the software rights to the MomsandDads.com software from USurf America, which served as the underlying technology for the Zkid browser software suite and will continue to serve as the platform for future development. The exception to this exclusivity is that one other party has the rights to the source code and may in the future create a similar offering. Although this is a risk, the market is already highly competitive and will require a high degree of funding and execution

After the resignation of Mitchell Lederer on October 31, 2004, Donald Weisberg was named CEO of ZKid Network.Co. Mr. Weisberg, changed the direction of the company and started marketing ZKid Network Co. to charities, churches, and other faith based groups. ZKid Network is now marketed as a premium benefit to be used by charities churches and faith based groups with portions of monthly subscriber fees to be paid directly back to these charities and churches from monthly subscribers derived from it's marketing. It allows for a win-win situation for the charities, churches, their members and parishoners and ZKid Network. Our first major contract was signed in this marketing arena with Sharing Way LLC. as a premium benefit to it's Pre-Paid Master-Card customers. ZKid Network Co. offers 60 days free software to every new Sharing Way Pre-Paid Master-Card customer. Automatically every Sharing Way Pre-Paid Master-Card customer that downloads our software, becomes a ZKid-Network member. ZKid Network Co. can bill every Sharing Way Pre-Paid Master Card customer that downloads our software $4.95 a month after their free 60 days is over. It becomes the responsibility of all members to opt-out of their billing. We expect revenue to be produced by this agreement commensurate to the growth of the Sharing Way Pre-Paid Master-Card customer base. Sharing Way has revised downward it's 2005 estimate to approximately 30,000 card members by the end of 2005. As of now there are approximately 10,000 card members who only recently received their Pre-Paid Master-Card. To date, we have not derived any revenue from the Sharing Way Master Card program. Our participation is dependent on the Sharing Way customer downloading our software.

Zkid Network Co. also has launched a new initiative by purchasing the audio and visual rights form ClubbinTV.com from it's founder James Morris. This content is being used to cultivate a whole new audience of teens and tweens to Zkid Network Co. Also, Zkid Network Co. purchased the rights to the database of approximately
3.7 million people from ClubbinTV.com. Zkid Network Co., also entered into the field of cell phone technology through the marketing strategy developed by it's consultant Michele De Maio. Zkid Network Co. has the ability to allow branded applications to be put on cell phones so corporations can market their products on a one to one basis. Also, Zkid Network Co. can create a music channel on a cell phone by using the European technology developed by Michele De Maio, with the audio content from ClubbinTV.com. We have been aggressively marketing this new technology out to major corporations.

In December of 2004, ZKid Network Co. announced the authorization to buy back up to $1,000,000 Dollars of the company's stock as it sees fit under market conditions. Revenue for this buy back will come from the expected revenue increase generated through our Sharing Way LLC, agreement. Without these revenues we will be unable to repurchase any shares. We now believe that we will not be able to buy back our stock in 2005,since Sharing Way has revised downward their estimates for the amount of cards to be distributed in 2005.

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

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2005, we carried out evaluations, by the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

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

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements, as of June 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified above. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter we offered and sold the following common stock:

On June 27, 2005, we issued 8,000,000 common shares to James Morris for the purchase of audio visual media and a database valued at $120,000.

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

                                               ZKID NETWORK COMPANY


Dated: August 10, 2005                          /s/ Donald Weisberg
                                               -------------------------
                                               By: Donald Weisberg
                                               Chief Executive Officer
                                               Chief Financial Officer