Form 10QSB
period 2005-09-30
ZKID NETWORK CO
filed 2005-11-23
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending September 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________




                              ZKID NETWORK COMPANY
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               91-2027724
--------------------------                            --------------------------
 (State of incorporation)                              (IRS Employer ID Number)


                   666 Dundee Road #705, Northbrook, Il. 60062
                    (Address of principal executive offices)

                                 (847) 509-4200
                           (Issuer's telephone number)



      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock - $0.001 par value



Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2005, there were 198,099,709 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                          Consolidated Balance Sheets


                                                                    Unaudited         Audited
                                                                  September 30,     December 31,
                                                                       2005             2004
                                                                  -------------    -------------
                                     ASSETS

Current assets
     Cash and cash equivalents                                    $         193    $        --
     Cash and cash equivalents                                          110,000             --
                                                                  -------------    -------------

          Total current assets                                          110,193             --

Furniture and equipment, net                                             45,394           53,404
                                                                  -------------    -------------

Other assets
     License, net of accumulated amortization                         1,031,375        1,073,000
     Customer list, net of accumulated amortization                     282,334          340,084
     Deposits                                                             4,317            4,317
                                                                  -------------    -------------

          Total other assets                                          1,318,026        1,417,401
                                                                  -------------    -------------

          Total assets                                                1,473,613        1,470,805
                                                                  =============    =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Bank overdraft                                                       2,995             --
     Notes payable                                                      122,256             --
     Notes payable - Stockholders                                        43,136           65,560
     Accounts payable and accrued expenses                              567,469          565,190
                                                                  -------------    -------------

          Total current liabilities                                     735,856          630,750

Stockholders' equity
     Preferred stock 10,000,000 shares authorized at $.001, par
        value, 1,000,000 shares issued and outstanding                    1,000            1,000
     Common stock 500,000,000 shares authorized, $.0001 par
        value, 198,099,709 and 177,299,709 shares issued and             19,811           17,731
        outstanding
     Additional paid in capital                                       9,229,588        8,748,246
     Stock issued at less than par value                                 (2,683)          (2,683)
     Accumulated deficit during development stage                    (8,509,959)      (7,924,239)
                                                                  -------------    -------------

          Total stockholders' equity (deficit)                          737,757          840,055
                                                                  -------------    -------------

          Total liabilities and stockholders' equity (deficit)    $   1,473,613    $   1,470,805
                                                                  =============    =============


                 See accompanying notes to financial statements


                       Zkid Network Company and Subsidiary
                        (Formerly E.Kidnetwork.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)




                                       For the period
                                       From August 25,
                                             1999          For the three months ended         For the nine months ended
                                       (inception) to             September 30,                     September 30,
                                        September 30,             -------------                     -------------
                                             2005             2005             2004             2005             2004
                                        -------------    -------------    -------------    -------------    -------------
Revenues                                $      10,738    $       1,371    $       2,728    $       5,501    $       3,614

Expenses
  Research and development                    254,013           10,000             --             12,982             --
  Consulting                                5,381,583           93,830             --            402,351        2,944,565
  Selling, general and administrative       1,923,305           22,182           61,275           55,140          458,975
  Officer's compensation                      482,000             --             36,000             --            167,000
  Financing costs                             263,363            4,200             --             13,363             --
  Depreciation and amortization               258,933           35,795           41,470          107,385           57,711
                                        -------------    -------------    -------------    -------------    -------------

       Total expenses                       8,563,197          166,007          138,745          591,221        3,628,251
                                        -------------    -------------    -------------    -------------    -------------

       Loss from operations                (8,552,459)        (164,636)        (136,017)        (585,720)      (3,624,637)

Other income - Gain on settlement              42,500             --               --               --               --
                                        -------------    -------------    -------------    -------------    -------------

       Net loss                            (8,509,959)        (164,636)        (136,017)        (585,720)      (3,624,637)
                                        =============    =============    =============    =============    =============

Loss per share of common stock
  Basic                                         (0.09)           (0.00)           (0.00)           (0.00)           (0.03)
                                        =============    =============    =============    =============    =============

Average number of common
 shares outstanding:
     Basic                                 99,472,508      192,099,709      119,442,209      186,414,727      135,027,886
                                        =============    =============    =============    =============    =============



                 See accompanying notes to financial statements


                       Zkid Network Company and Subsidiary
                        (Formerly E.Kidnetwork.com, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                        For the period
                                                        From August 25,
                                                              1999           For the nine months ended
                                                        (inception) to             September 30,
                                                         September 30,             -------------
                                                              2005             2005             2004
                                                         -------------    -------------    -------------
Cash flows from operating activities
  Income (loss) from continuing operations                  (8,509,959)   $    (585,720)   $  (3,624,637)
  Adjustments to reconcile net loss to cash
    provided by operating activities:
       Financing costs                                         250,000             --               --
       Depreciation and amortization                           258,933          107,385           57,711
       Stock issued for services                             5,363,483          363,422        3,973,980
       Stock issued for officer's compensation                  63,000             --             63,000
       Changes in operating assets and liabilities:
           Prepaid expenses                                     10,000           10,000           69,333
           Deposits                                             (4,317)            --               --
           Bank overdraft                                        2,995            2,995
           Accounts payable and accrued expenses               608,161            2,279       (1,114,543)
                                                         -------------    -------------    -------------

             Net cash used by operating activities          (1,957,704)         (99,639)        (575,156)
Cash flows from investing activities
  Cash acquired through subsidiary acquisition                 135,000             --            135,000
  Acquisition of furniture and equipment                       (68,035)            --             (1,250)
                                                         -------------    -------------    -------------

             Net cash provided by investing activities          66,965             --            133,750

Cash flows from financing activities
  Proceeds from notes payable                                  123,333          123,333             --
  Repayment of notes payable                                    (1,077)          (1,077)
  Proceeds from issuance of notes to related party           1,204,162           15,500            4,686
  Repayment of notes to related parties                        (37,924)         (37,924)
  Increase in due to stockholder                                  --               --
  Proceeds from issuance of common stock                       434,438             --            434,436
  Proceeds from issuance of treasury stock                     168,000             --               --
                                                         -------------    -------------    -------------

            Net cash provided by financing activities        1,890,932           99,832          439,122
                                                         -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                   193              193           (2,284)

Cash and cash equivalents, beginning of year                      --               --              3,305
                                                         -------------    -------------    -------------

Cash and cash equivalents, end of year                   $         193    $         193    $       1,021
                                                         =============    =============    =============

Non-cash investing and financing activities:
Common stock issued for:
  Services                                               $   5,483,483    $     483,422    $   2,723,730
                                                         =============    =============    =============
  Officer's compensation                                 $      63,000    $        --      $        --
                                                         =============    =============    =============
Supplemental information:
  Interest paid                                          $      13,363    $      13,363             --
                                                         =============    =============    =============



                 See accompanying notes to financial statements

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005



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

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $8,419,959 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005


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

During the three months ending September 30, 2005, a total of 6,000,000 shares of common stock were issued by the Company for services valued at $90,000.

Note 5 - Related Party Transactions

At September 30, 2005 the Company owes $43,136 to related parties represented by notes payable.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Zkid Network is a progressive family-oriented corporation with offices in Northbrook, IL and Denver, CO. Founded in 2002, Zkid Network set out to provide families with an Internet environment that is safe, fun, and educational. To get a jump-start on this mission. Zkid Network purchased technologies for Internet security from companies such as Children's Technology Group/USURF America and Mozart from Web Safe Technologies, Inc., and then quickly deployed the Zkid Browser.

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

We believe that the Zkid products can be introduced to the public by utilizing co-packaging or co-bundling with other child-oriented products as well as marketing and distribution arrangements through Internet Service Providers
(ISPs). The ISP channel provides an internet-enabled audience to distribute our offering We are currently marketing our KidsKeep product. We believe that our subscriber base will grow in direct proportion to our co-marketing and ISP channel programs. Potential users/subscribers will be directed to the zkidnetwork.com website for registration.

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

In the second quarter of 2004, we purchased the software rights to the Moms and Dads.com software from U Surf America, which served as the underlying technology for the Zkid browser software suite and will continue to serve as the platform for future development. The exception to this exclusivity is that one other party has the rights to the source code and may in the future create a similar offering. Although this is a risk, the market is already highly competitive and will require a high degree of funding and execution.

Donald Weisberg was named CEO of ZKid Network.Co. Mr.Weisberg, changed the direction of the company and started marketing ZKid Network Co. to charities, churches, and other faith based groups. ZKid Network is now marketed as a premium benefit to be used by charities churches and faith based groups with portions of monthly subscriber fees to be paid directly back to these charities and churches from monthly subscribers derived from it's marketing. It allows for a win-win situation for the charities, churches, their members and parishoners and ZKid Network. Our first major contract to be signed in this marketing arena was with Sharing Way LLC. as a premium benefit to it's Pre-Paid Master-Card. ZKid Network Co. offers 6 free months with every Sharing Way Pre-Paid Master-Card. Automatically every Sharing Way Pre-Paid Master-Card member becomes a ZKid-Network Co. member. ZKid Network Co. than can bill every Sharing Way Pre-Paid Master Card member $ 4.95 a month after their free 6 months is over. It becomes the responsibility of all members to opt-out of their billing. We expect revenue to be produced by this agreement commensurate to the growth of the Sharing Way Pre-Paid Master-Card base. Sharing expects growth to be about 500,000 members by the end of 2005.

In December of 2004, ZKid Network Co. announced the authorization to buy back up to $1,000,000 Dollars of the company's stock as it sees fit under market conditions. Revenue for this buy back will come from the expected revenue increases generated through our Sharing Way LLC, agreement. Without these revenues we will be unable to repurchase any shares. Zkid will not be able to buy back the stock as planned at the present time since revenues for the buy back were not generated.

In November of 2004, the board of directors authorized a reduction of common stock capital from 500,000,000 shares to 200,000,000 shares. After carefully reviewing the situation we can not guarantee this at the present time.

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

We are in need of additional cash. In December of 2004, ZKid Network Co. received a commitment for a $250,000 Line Of Credit from Community Bank of Oak Park and that loan was completed and funded at the end of January of 2005. The funds are ear marked to be used for the day to day operating expenses and to repay back Donald Weisberg and Jon Darmstadter monies which were loaned to the company from June 2004-January 2005. These loans were used by the company to pay officer salary to Mr. Mitchell Lederer in the amount of $54,000 and to Sheetal Maharjan as an independent contractor who specializes in our internal internet systems. Money was also loaned for rent, accounting fees, fees for news wire for press releases, internet housing and phone service and other day to day operating expenses.

ZKid has been working with a professional grant writer since August of 2005 named Rita Wesbecher who has been in the business for 18 years. She is very optimistic of finding grant money for Zkid in the near future. She has been looking under the auspices of child safety and education on the internet for grant money. She has already applied for numerous grants and we are waiting to hear back.

In July and August of 2005,Zkid installed it's children's browser at the YMCA of Racine Wisconsin. They have been thrilled by the success of the software in keeping their children off inappropriate websites, that they have decided to purchase the browser for the remainder of the year. They also plan to purchase the browser for the year 2006. The YMCA of Racine has recommended the Zkid software to all the YMCA's across the United Stated.

In July of 2005 Zkid entered into negotiations with Club Libby Lu a division of Saks Inc, to purchase hip content from the Clubbintv.com content that Zkid has acquired for their new website and to their stores. At the present time Club Libby Lu has approximately 80 stores throughout the United States, and plans to have 105 by the end of 2006. Zkid and Club Libby Lu entered into a LOI in September of 2005 At the present time Zkid has submitted a contract to Club Libby Lu for approval beginning Dec 2005.

In August of 2005, Zkid met in Seattle with Azimyth LLC a start up company comprised of executives from Microsoft and Siemens. Azimyth approached Zkid because of their cell phone marketing strategies and technology. Zkid and Azimyth formed an alliance and are working together on a major project to begin in late 2005 or the beginning of 2006.The project will go through alpha and beta phase testing and will be completed by the first quarter of 2008. Zkid will receive compensation both through an initial contract and licensing fees negotiated by Azimyth.

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

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2005, we carried out evaluations, by the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

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

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements, as of September 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified above. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Changes Implemented to Correct Material Weakness:

    o We have begun to search for a Chief Financial Officer and one or more qualified persons to join our Board of Directors.

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

Since July of 2005,Zkid has been involved in settlement negotiations with Integritas Inc. We are now in the final stages of settlement and expect to have a negotiated settlement finished by the first week of December.2005.

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

                                                    ZKID NETWORK COMPANY


Dated: November 21, 2005                             /s/ Donald Weisberg
                                                    -------------------------
                                                    By: Donald Weisberg
                                                    Chief Executive Officer
                                                    Chief Financial Officer