Form 10KSB
period 2005-12-31
EATWARE CORP
filed 2006-04-17
CIK 1109153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005.


  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
                   Commission file number


               EATware Corporation (formerly Zkid Network Company)
                 (Name of Small Business Issuer in its Charter)


                    Nevada                      91-2027724
           (State of Incorporation) (IRS Employer Identification No.)



                      666 Dundee Road Northbrook, Il. 60062
               (Address of principal executive offices) (Zip Code)


                  Issuer's telephone number,( 847 ) 509 - 4200

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes____ No____

The issuer had operating revenues of $-0- for the year ended December 31, 2005.

This report contains a total of _ pages. The Exhibit Index appears on page __.

As of December 31, 2005, there were 200,099,709 shares of the issuer's common stock outstanding. On December 31, 2005, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $88,623 based on the low bid price of as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2005, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
* Without asserting that any of the issuer's directors or executive officers or entities that own 29,541,249 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                              ZKID NETWORK COMPANY
                                   FORM 10-KSB
                                December 31, 2005


Page
PART I....................................................................... 3

ITEM 1.  Business............................................................ 3
ITEM 2.  Properties.......................................................... 4
ITEM 3.  Legal Proceedings................................................... 5
ITEM 4.  Submission of Matters to vote of Security Holders................... 5

PART II...................................................................... 5

ITEM 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities............... 5
ITEM 6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 6
ITEM 7.  Financial Statements................................................ 9
ITEM 8.  Changes In and Disagreements With Accounting and
          Financial Disclosure...............................................26
ITEM 8A. Controls and Procedures.............................................26
ITEM 8B. Other Information...................................................27

PART III.....................................................................27

ITEM 9.  Directors, Executive Officers, Promoters, and Control
          Persons: Compliance With Section 16(a) of the Exchange Act.........27
ITEM 10. Executive Compensation..............................................30
ITEM 11. Security Ownership of Certain Beneficial Owners and Management......30
ITEM 12. Certain Relationships and Related Transactions......................31
ITEM 13. Exhibits and Reports on Form 8-K....................................31
ITEM 14. Principal Accounting Fees and Services..............................32
SIGNATURES...................................................................32
EXHIBIT INDEX................................................................31

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

         c) Business of the Issuer. During 2005, Zkid Network Company was a media content company for children. Zkid had proprietary software, creating a completely animated and safe internet environment for children ages 4-10. This software program is called KidsKeep, "The Home of the Safe Internet for Children."

         The Zkid Network offered a safe monitored, animated virtual playground where kids can enter the vast world of the Internet on their own with the same safety and guidance their parents would provide by standing over them.

         In January 2006, ZKid Network Co. elected to close it's operations for lack of subscribers and funding. ZKid Network Co. had envisioned charging a monthly subscription fee of $9.95 and had lowered that fee to $4.95 for charities and organizations. Contracts with Sharing Way, YMCA and others were not fulfilled because of a lack of financing on their part. ZKid Network Co. had a signed contract with Club Libby Lu, but was forced to cancel it in January of 2006, due to a failure of ClubbinTV.com to provide the content.

         Competition
         -----------

         An increasing number of children's website content sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue.

         The competitive business environment for our business model is growing rapidly. The Zkid network has incorporated many different capabilities and to our knowledge we are unaware of any one company or program that covers all aspects and functionality of our network. We believed that we would be the first business to provide the following services,

$        Gated Access using current Internet Service Provider (ISP)
$        Age appropriate animated navigational shell o KidsKeep "Agents"
$        Enhanced web protection site
$        Closed Network Email with Parental Gateway
$        But now there are many more companies providing these safeguards.

         The following is a list of competitors which offer one or a few features and services that Zkid will offer:

$        JuniorNet.com
$        Nick.com
$        KOL...Kids OnLine
$        Children's Technology Group
$        Net Nanny

         Our ability to compete depended on many factors, including the entertainment value, originality, timeliness, comprehensiveness and trustworthiness of our content and service, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. We believed at the time we started we held an extreme technological advantage on the side of providing the greatest measure of safety available in the marketplace. But today other companies have caught up to us.

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

         Zkid Network tried to develop additional and ongoing content for its Internet based media content site but financial constraints has caused us to give this effort up. Zkid will not be able to continue to develop and license cutting edge technology as a clear way to differentiate itself from any competitor as our funding has expired.

         We believed that our Zkid Network product could be rapidly introduced to the public. We would seek out corporate sellers of child oriented products and offer to co-bundle or co-package our Zkid product with their product packaging. In 2005 we did not enter into any new co-marketing or co-packaging agreements with any other companies. All previous agreements failed to produce any subscribers and revenue to ZKid.

         We had signed a licensing and product development agreement with Usurf-America to enhance the security of our KidsKeep Safe Internet Program. It was to provide both hardware and customer support. All other bandwidth and network capacity would be outsourced, as we believed this would be the most efficient use of resources. Our initial marketing campaign was to offer a free 14 day trial period for potential subscribers. We tried to obtain subscribers by using a myriad of marketing opportunities. We tried Co-marketing our product with branded products will deliver us subscribers, but that did not work out. Potential subscribers were to be directed to our website for registration. As we begin to sign up the free trial subscribers we will not receive any revenues. We anticipated that free trial subscribers would become paying subscribers after the trial period ends. We are unable to estimate what number of free trial subscribers may become paying subscribers. We currently had a limited number of paying customers. Our ability to out source and identify additional capacity would enable us to service an unlimited number of subscribers.

         In 2004, we instituted an advertising campaign which featured full page ads in the following magazines: Family Fun, Parents, Parenting, Child and Major League Baseball 2004; The Official Guide. These advertising campaigns were not successful and did not bring subscribers into ZKid Network. Also we had aggressively sought out strategic partners and below please find a list of our partners:

         UTEK CORPORATION (Amex:UTK), an innovative technology transfer has signed a Strategic Alliance Agreement with Zkid. The purpose of the agreement was to have UTEK identify technology acquisition opportunities.- cancelled/expired??

         Our Employees
         -------------

         ZKid Network Co. had one full time employee and one independent contractor who resigned in October 2005. We outsourced all other employees on a consultant basis.

         We consider our employee relations to be good and we have never experienced any work stoppages. We can not assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

Item 2.           Description of Property.

         The 2005 annual rent for the Northbrook, Illinois office was $18,000,00. In November 2003 we entered into a new office space lease in Northbrook, Illinois. The lease expires January 15, 2006. Our monthly lease payment was $1,500.00.

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

         In July of 2005, Zkid we began settlement negotiations. On February 8, 2006, we settled the legal proceeding.


Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of our shareholders during 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)      Market Information.

         ZKid's common stock trades Over-the-Counter (OTC) NASD Electronic Bulletin Board under the symbol ZKID. Table 1 sets forth the high and low bid information for each fiscal quarter beginning with December 31, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended                  Low              High



December 31, 2004                     0.02             0.13
September 30, 2004                    0.03             0.09
June 30, 2004                         0.07             0.17
March 31, 2004                        0.115            0.285

December 31, 2005                     0.003            0.009
September 30, 2005                    0.008            0.02
June 30, 2005                         0.0085           0.04
March 31, 2005                        0.04             0.065


(a)      Holders.

         Zkid Network has approximately 2,500 shareholders of its common stock as of December 31, 2005 holding 200,099,709 common shares. This information is based on a review of our shareholder registry and the ADP beneficial ownership list disclosing shareholders who own our stock in brokerage "street name" accounts.

(c)      Dividends.

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation laws. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.


(d)      Recent Sales of Unregistered Securities.

         We disclosed unregistered sales of equity securities in our Quarterly
Reports filed on Form 10-QSB during 2005.

(e)  Securities Authorized for issuance under equity compensation plans.

The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

------------------------- ----------------------- ------------------------ -------------------------
 Plan Category             Number of Securities     Weighted-average         Number of Securities
                           to be issued upon        Exercise price of        remaining available
                           exercise of              outstanding options,     for future issuance
                           outstanding options,     warrants, and rights     under equity
                           warrants and rights                               compensation plans
                                                                             (excluding securities
                                                                             reflected in column
                                                                             (a)

                                  (a)                       (b)                      (c)
------------------------- ----------------------- ------------------------ -------------------------
 Equity Compensation
 Plans approved by
 security holders                None                      None                     None
------------------------- ----------------------- ------------------------ -------------------------
 Equity Compensation
 Plans not approved by
 security holders (1-9)        6,000,000                   $0.013                   None
------------------------- ----------------------- ------------------------ -------------------------
 Total                         6,000,000                   $0.013                   None
------------------------- ----------------------- ------------------------ -------------------------

(1) On July 8, 2005, we filed a registration statement on Form S-8 registering 6,000,000 shares at a proposed offering price of $0.013 per share or $78,000. Under this plan we issued 6,000,000 shares to five individuals for consulting services.

(f)      Small Business Issuer Purchases of Securities. None.


Item 6.           Management's Discussion and Analysis or Plan of Operation.

         ZKid Network Co. had tried to raise capital throughout the year and was not successful. During the first nine months of 2005, we principally relied on our $250,000 line of credit for day-to-day operations. However, in September 2005, due to our inability to produce revenue agreements our bank suspended our line of credit. During the last 3 months of 2005 we diligently tried to find new sources of financing and revenue producing agreements, but were unsuccessful.

         Zkid Network was a progressive family-oriented corporation with offices in Northbrook, IL and Denver, CO. Founded in 2002, Zkid Network had set out to provide families with an Internet environment that is safe, fun, and educational. To get a jump-start on this mission Zkid Network purchased technologies for Internet security from companies such as Children's Technology Group/USURF America and Mozart from Web Safe Technologies, Inc., and then deployed the Zkid Browser.

         Zkid Network launched the Zkid Kid-safe browser and was pursuing marketing campaigns to target families directly and also wholesale relationships with B2B partners to get the Zkid Browser in front of millions of potential subscribers. Zkid Network was to continue to develop additional content and technology offerings for its internet-based media content site with a focus on increasing the educational and entertainment value to children. This included, but was not limited to, additional games, cartoons, books in the library and video streaming children's activities for children. In addition, the company intended to develop additional browsers and themes to accommodate teenagers as well as parents, and provide additional tools to ensure child safety on the internet.

         We believed that the Zkid products could be introduced to the public by utilizing co-packaging or co-bundling with other child-oriented products as well as marketing and distribution arrangements through Internet Service Providers
(ISPs). The ISP channel provides an internet-enabled audience to distribute our offering We are currently marketing our KidsKeep product. We believed that our subscriber base would grow in direct proportion to our co-marketing and ISP channel programs. Potential users/subscribers would be directed to the zkidnetwork.com website for registration. We were not successful in our endeavors.

         All technology, bandwidth and network capacity had been located at secure facilities near Denver, Colorado, with capability to handle 100,000 users/subscribers. If rapid growth were to have occurred, we would have needed to purchase additional hardware and hire customer support personnel. We had anticipated charging a maximum monthly fee of $9.95 per subscriber.

         All technology was designed, tested and deployed by three individuals from the Children's Technology Group/USURF America acquisition who are not under a long term employment agreement with the company. All have signed confidentiality and non-compete agreements. All three are no longer with the company.

         In the second quarter of 2004, we purchased the software rights to the Moms and Dads.com software from USurf America, which served as the underlying technology for the Zkid browser software suite and was to continue to serve as the platform for future development. The exception to this exclusivity was that one other party had the rights to the source code.

         In 2004, Donald Weisberg was named CEO of ZKid Network.Co. Mr. Weisberg, changed the direction of the company and started marketing ZKid Network Co. to charities, churches, and other faith based groups. ZKid Network was marketed as a premium benefit to be used by charities churches and faith based groups with portions of monthly subscriber fees to be paid directly back to these charities and churches from monthly subscribers derived from it's marketing. It allowed for a win-win situation for the charities, churches, their members and parishoners and ZKid Network. Our first major contract signed in this marketing arena was with Sharing Way LLC. as a premium benefit to it's Pre-Paid Master-Card. ZKid Network Company offered 6 free months with every Sharing Way Pre-Paid Master-Card. Automatically every Sharing Way Pre-Paid Master-Card member would become a ZKid-Network Co. member. ZKid Network Co. could invoice every Sharing Way Pre-Paid Master Card member $ 4.95 a month after their free 6 months usage. It would become the responsibility of all members to opt-out of their invoicing. We expected revenue from this agreement commensurate to the growth of the Sharing Way Pre-Paid Master-Card base. Sharing expected growth to be about 500,000 members by the end of 2005. Unfortunately, Sharing Way was not able to meet it's projections and fulfill it's contractual obligations to ZKid Network and the contract was not renewed at it's expiration date of December 15, 2005.

         Our short-term cash requirements were approximately $12,000 per month. Our long-term cash requirements will have included our continuing fixed operational expenses and marketing expenses associated with responding to subscriber inquiries. The marketing costs would have been in direct proportion to the subscriber response generated from co-marketing. The money needed to finance our operational overhead expenses has come from our line of credit and loans from our corporate officer.

         In December of 2004, ZKid Network Co. received a commitment for a $250,000 Line Of Credit from Community Bank of Oak Park and that loan was completed and funded at the end of January of 2005. The funds were ear marked for the day-to -day operating expenses and to repay back Donald Weisberg and Jon Darmstadter monies which were loaned to the company from June 2004-January 2005. These loans were used by the company to pay officer salary to Mr. Mitchell Lederer in the amount of $54,000 and to Sheetal Maharjan as an independent contractor who specializes in our internal internet systems. Money was also loaned for rent, accounting fees, fees for news wire for press releases, internet housing and phone service and other day to day operating expenses. ZKid Network Co. used approximately $ 125,000.00 of the line of credit as the bank held back any additional funding until more revenue was generated. The loan was paid back on February 1,2006 in it's entirety.

         ZKid had been working with a professional grant writer since August of 2005 named Rita Wesbecher who has been in the business for 18 years. She was very optimistic of finding grant money for Zkid in the near future. She had been looking under the auspices of child safety and education on the internet for grant money. She had applied for numerous grants and we were waiting to hear back. As of December 31,2005 Rita Wesbecher had applied for emergency funding for ZKid Network Co., but as of January 31, 2006 no new funding had come in.

         In July and August of 2005,Zkid installed it's children's browser at the YMCA of Racine Wisconsin. They had been thrilled by the success of the software in keeping their children off inappropriate websites, that they had decided to purchase the browser for the remainder of the year. They also planned to purchase the browser for the year 2006. Due to funding issues, the YMCA of Racine Wisconsin was not able to purchase the ZKid browser as previously planned. The YMCA was waiting on grant money to be released so it could fulfill it's contractual obligation to ZKid Network for purchasing the browser for 2005, and 2006. Grant money was still not available and our contract was still waiting to be executed at the end of 2005. We spoke in January of 2006 and there was still no time frame as to when the funding would take place.

         In July of 2005 Zkid had entered into negotiations with Club Libby Lu, a division Saks Inc, to purchase hip content owned by ZKid from ClubbinTV.com. At the time Club Libby Lu had approximately 80 stores throughout the United States and planned to open 105 by the end of 2006. In September of 2005, ZKid Network Co. and Club Libby Lu entered into an LOI. On December 15,2005 ZKid Network and Club Libby Lu entered into a marketing and content agreement for a 6 month duration. ZKid Network was to be paid $9,000 a month for the 6 month contract. Zkid Network Company through it's affiliation with ClubbinTV.com would provide celebrity interviews, music, and hip content to Club Libby Lu. However in January 2006, ZKid Network Co found out that James Morris and ClubbinTV.com could not fulfill it's contract to ZKid Network Co and Club Libby Lu. The contract was mutually rescinded with out a dispute between ZKid Network and Club Libby Lu.

         In August of 2005, Zkid met in Seattle with Azimyth LLC a start up company comprised of executives from Microsoft and Siemens. Azimyth approached Zkid because of their cell phone marketing strategies and technology. Zkid and Azimyth formed an alliance and are working together on a major project to begin in late 2005 or the beginning of 2006.The project will go through alpha and beta phase testing and will be completed by the first quarter of 2008. Zkid was to have received compensation both through an initial contract and licensing fees negotiated by Azimyth. As of December 31,2005, there had been no further updates to when a start of the project was being contemplated or what the future role of ZKid Network Co would be in the project. Michele DeMaio was heavily involved with the project and principals of Azimyth LLC.

         We tried seeking additional capital in order to finance our proposed operations. We were not able to identify any specific financing sources. Our efforts to finance ZKid Network would possibly have resulted in the issuance of equity and debt instruments. Future financing activity could have resulted in the dilution of share holder equity. We had expected to incur financial losses for the for the foreseeable future.

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

Item 7.           Financial Statements.

E. Randall Gruber, CPA, PC
================================================================================
Certified Public Accountant                              Telephone (636)561-5639
400 Lake Saint Louis Boulevard                                 Fax (636)561-0735
Lake Saint Louis, Missouri  63367


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
ZKid Network Company

I have audited the accompanying balance sheets of ZKid Network Company and Subsidiary (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zkid Network Company and Subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



E. Randall Gruber, CPA, PC

March 12, 2006
St. Louis, Missouri



                      Member: American Institute of Certified Public Accountants
                   Registered: Public Company Accounting Oversight Board (PCAOB)


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                         December 31,
                                                                  --------------------------
                                                                      2005           2004
                                                                  -----------    -----------
                                  ASSETS
                                  ------

Current assets
     Cash and cash equivalents                                    $      --      $      --
                                                                  -----------    -----------

          Total current assets                                           --             --

Furniture and equipment, net                                             --           53,404

Other assets
     License, net                                                        --        1,073,000
     Customer list, net                                                  --          340,084
     Deposits                                                           4,317          4,317
                                                                  -----------    -----------

          Total other assets                                            4,317      1,417,401
                                                                  -----------    -----------

          Total assets                                                  4,317      1,470,805
                                                                  ===========    ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

Current liabilities
     Bank overdraft                                                        10           --
     Notes payable - Bank                                             123,147           --
     Notes and advances payable - Stockholders                         60,777         65,560
     Accounts payable and accrued expenses                            465,812        565,190
                                                                  -----------    -----------

          Total current liabilities                                   649,746        630,750

Stockholders' equity
     Preferred stock 10,000,000 shares authorized at $.001, par
        value, 1,000,000 shares issued and outstanding                  1,000          1,000
     Common stock 500,000,000 shares authorized, $.0001 par
        value 200,099,709 and 177,299,709 shares issued and            20,010         17,731
        outstanding
     Additional paid in capital                                     9,173,717      8,748,246
     Stock issued at less than par value                               (2,683)        (2,683)
     Accumulated deficit during development stage                  (9,837,473)    (7,924,239)
                                                                  -----------    -----------

          Total stockholders' equity (deficit)                       (645,429)       840,055
                                                                  -----------    -----------

          Total liabilities and stockholders' equity (deficit)    $     4,317    $ 1,470,805
                                                                  ===========    ===========

                 See accompanying notes to financial statements


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                      Consolidated Statements of Operations


                                               For the period
                                               From August 25,
                                               1999 (inception)           For the year ended
                                               to December 31,               December 31,
                                                    2005               2005               2004
                                               ---------------    ---------------    ---------------
Revenues                                       $          --      $          --      $          --

Expenses                                                  --                 --                 --
                                               ---------------    ---------------    ---------------

          Loss from operations                            --                 --                 --

Discontinued operations
     Loss from discontinued operations              (9,796,399)        (1,872,160)        (4,079,353)
     Loss from disposal of discontinued
      operations                                       (41,074)           (41,074)              --
                                               ---------------    ---------------    ---------------

          Loss from discontinued operations         (9,837,473)        (1,913,234)        (4,079,353)
                                               ===============    ===============    ===============

Loss per share of common stock
     Basic                                               (0.14)             (0.01)             (0.03)
                                               ===============    ===============    ===============

Average number of common shares outstanding:
     Basic                                          71,364,380        190,190,120        142,070,580
                                               ===============    ===============    ===============



                 See accompanying notes to financial statements


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                           Additional
                                                        Preferred Stock              Common Stock           Paid-In
                                                     Shares        Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------
August 25, 1999 - Issuance of common stock
  for cash                                          1,000,000   $     1,000    15,000,000   $     1,500   $      --
Net loss for the period from inception
  (August 25, 1999) to December 31, 1999                 --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999                        1,000,000         1,000    15,000,000         1,500          --


Net loss for the year ended December 31, 2000            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2000                          1,000,000         1,000    15,000,000         1,500          --

Reverse merger and reorganization with East
  Coeur d'Alene Silver Mines, Inc.                       --            --       1,858,875           186          --

Stock issued to acquire Quadric Acquisition
  Corp. at $0.05 per share                               --            --       5,000,000           500       249,500

Conversion of convertible debt at $.0.01 per
  share                                                  --            --      10,000,000         1,000        99,000

Conversion of stockholder's loan at $0.08 per
  share                                                  --            --       5,000,000           500       399,500

Net loss for the year ended December 31, 2001            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001                        1,000,000         1,000    36,858,875         3,686       748,000

Stock issued for services                                --            --       1,125,000           113        16,762

Conversion of stockholder's loan at $0.15 per
 share                                                   --            --      43,252,934         4,325       644,469


                                                                                   Deficit
                                                     Stock                       Accumulated
                                                   Issued at                       During
                                                   Less than      Treasury      Developmental
                                                   Par Value        Stock           Stage           Total
                                                  -----------    -----------    -------------    -----------
August 25, 1999 - Issuance of common stock
  for cash                                        $    (2,497)   $      --               --      $         3
Net loss for the period from inception
  (August 25, 1999) to December 31, 1999                 --             --            (88,838)       (88,838)
                                                  -----------    -----------    -------------    -----------

Balance at December 31, 1999                           (2,497)          --            (88,838)       (88,835)


Net loss for the year ended December 31, 2000            --             --           (554,771)      (554,771)
                                                  -----------    -----------    -------------    -----------

Balance, December 31, 2000                             (2,497)          --           (643,609)      (643,606)

Reverse merger and reorganization with East
  Coeur d'Alene Silver Mines, Inc.                       (186)          --               --             --

Stock issued to acquire Quadric Acquisition
  Corp. at $0.05 per share                               --             --               --          250,000

Conversion of convertible debt at $.0.01 per
  share                                                  --             --               --          100,000

Conversion of stockholder's loan at $0.08 per
  share                                                  --             --               --          400,000

Net loss for the year ended December 31, 2001            --             --           (695,236)      (695,236)
                                                  -----------    -----------    -------------    -----------

Balance at December 31, 2001                           (2,683)          --         (1,338,845)      (588,842)

Stock issued for services                                --             --               --           16,875

Conversion of stockholder's loan at $0.15 per
 share                                                   --             --               --          648,794



                 See accompanying notes to financial statements


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                           Additional
                                                        Preferred Stock              Common Stock           Paid-In
                                                     Shares        Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------

Stock issued for services - Related parties              --            --      10,080,400         1,008       150,198

Net loss,for the year ended December 31, 2002            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002                        1,000,000         1,000    91,317,209         9,132     1,559,429

Common stock issued for services                         --            --       8,650,000           865       215,385

Treasury stock issued for services                       --            --            --            --        (168,750)

Purchase of treasury stock for note                      --            --            --            --            --

Issuance of treasury stock for cash                      --            --            --            --         146,000

Net loss for the year ended December 31, 2003            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2003                        1,000,000         1,000    99,967,209         9,997     1,752,064

Common stock issued for cash and  services               --            --      32,750,000         3,276     3,844,140

Common stock issued to acquire subsidiary                --            --       9,000,000           900     1,259,100

Common stock issued to acquire assets                    --            --       4,000,000           400       439,600

Common stock issued for services                         --            --       5,400,000           540       860,460

Common stock issued to convert shareholder loan          --            --       1,500,000           150        44,850

Common stock issued for services - Related
  parties                                                --            --         700,000            70        62,930

Common stock issued for 10% stock dividend               --            --      14,232,500         1,423        (1,423)

Stock issued to repay stockholder loan                   --            --       9,750,000           975       486,525

Net loss for the year ended December 31, 2004            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------


                                                                                   Deficit
                                                     Stock                       Accumulated
                                                   Issued at                       During
                                                   Less than      Treasury      Developmental
                                                   Par Value        Stock           Stage           Total
                                                  -----------    -----------    -------------    -----------

Stock issued for services - Related parties              --             --               --          151,206

Net loss,for the year ended December 31, 2002            --             --           (350,992)      (350,992)
                                                  -----------    -----------    -------------    -----------

Balance at December 31, 2002                           (2,683)          --         (1,689,837)      (122,959)

Common stock issued for services                         --             --               --          216,250

Treasury stock issued for services                       --          417,500             --          248,750

Purchase of treasury stock for note                      --         (487,500)            --         (487,500)

Issuance of treasury stock for cash                      --           70,000             --          216,000

Net loss for the year ended December 31, 2003            --             --         (2,155,049)    (2,155,049)
                                                  -----------    -----------    -------------    -----------

Balance at December 31, 2003                           (2,683)          --         (3,844,886)    (2,084,508)

Common stock issued for cash and  services               --             --               --        3,847,416

Common stock issued to acquire subsidiary                --             --               --        1,260,000

Common stock issued to acquire assets                    --             --               --          440,000

Common stock issued for services                         --             --               --          861,000

Common stock issued to convert shareholder loan          --             --               --           45,000

Common stock issued for services - Related
  parties                                                --             --               --           63,000

Common stock issued for 10% stock dividend               --             --               --             --

Stock issued to repay stockholder loan                   --             --               --          487,500

Net loss for the year ended December 31, 2004            --             --         (4,079,353)    (4,079,353)
                                                  -----------    -----------    -------------    -----------

                 See accompanying notes to financial statements


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                           Additional
                                                        Preferred Stock              Common Stock           Paid-In
                                                     Shares        Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2004                        1,000,000         1,000   177,299,709        17,731     8,748,246

Common stock issued for services                         --            --      16,800,000         1,679       391,743

Common stock issued for cash                             --            --       6,000,000           600         9,400

Paid-in capital to repay debt                            --            --            --            --          24,328

Net loss for the year ended December 31, 2005            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2005                        1,000,000         1,000   200,099,709        20,010     9,173,717
                                                  ===========   ===========   ===========   ===========   ===========



                                                                                   Deficit
                                                     Stock                       Accumulated
                                                   Issued at                       During
                                                   Less than      Treasury      Developmental
                                                   Par Value        Stock           Stage           Total
                                                  -----------    -----------    -------------    ----------

Balance at December 31, 2004                           (2,683)          --         (7,924,239)       840,055

Common stock issued for services                         --             --               --          393,422

Common stock issued for cash                             --             --               --           10,000

Paid-in capital to repay debt                            --             --               --           24,328

Net loss for the year ended December 31, 2005            --             --         (1,913,234)    (1,913,234)
                                                  -----------    -----------    -------------    -----------

Balance at December 31, 2005                           (2,683)          --         (9,837,473)      (645,429)
                                                  ===========    ===========    =============    ===========



                 See accompanying notes to financial statements


                      Zkid Network Company and Subsidiary
                       (Formerly E.Kidnetwork.com, Inc.)
                         (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                    For the period
                                                                   from August 25,
                                                                   1999 (inception)         For the year ended
                                                                   to December 31,              December 31,
                                                                        2005               2005             2004
                                                                   ---------------    -------------    -------------
Cash flows from operating activities from
  continuing operations:
     (Loss) from continuing operations                             $          --      $        --      $        --

                                                                   ---------------    -------------    -------------
                Net cash used by operating activities
                  from continuing activities                                  --               --               --

Cash flows from investing activities from continuing operations:
      Cash acquired through subsidiary acquisition                         135,000             --            135,000
                                                                   ---------------    -------------    -------------

                 Net cash provided by investing activities
                   from continuing operations                              135,000             --            135,000

Cash flows from financing activities from
  continuing operations
      Proceeds from notes payable                                          124,133                4             --
      Repayment of notes payable                                            (1,186)          (1,186)            --
      Proceeds from issuance of notes to related party                   1,166,238             --             43,810
      Repayment of notes to related parties                                   --               --               --
      Decrease in due to stockholder                                        (4,783)          (4,783)            --
      Proceeds from issuance of common stock                               444,438           10,000          434,435
      Proceeds from issuance of treasury stock                             168,000             --               --
                                                                   ---------------    -------------    -------------

                Net cash provided by financing activities
                  from continuing operations                             1,896,840            4,035          478,245
                                                                   ---------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                         2,031,840            4,035          613,245

Net cash used in discontinued operations                                (2,031,840)        (128,364)        (616,550)
                                                                   ---------------    -------------    -------------

Net decrease in cash                                                          --               --             (3,305)

Cash and cash equivalents, beginning of year                                  --               --              3,305
                                                                   ---------------    -------------    -------------

Cash and cash equivalents, end of year                             $          --      $        --      $        --
                                                                   ===============    =============    =============

Non-cash investing and financing activities:
Common stock issued for:
     Services                                                      $     5,876,905    $        --      $     393,422
                                                                   ===============    =============    =============
     Officer's compensation                                        $        63,000    $        --      $        --
                                                                   ===============    =============    =============
Supplemental information:
     Interest paid                                                 $        13,929    $      13,929    $        --
                                                                   ===============    =============    =============

                 See accompanying notes to financial statements

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The Company was organized and exists under the General Corporation Law of the State of Nevada. The Company was incorporated under the name E.Kidnetwork, com , Inc. on August 28, 2000. in the state of Nevada. On January 23, 2001 subsequent to its merger with East Coeur d'Alene Silver Mines, Inc. its name was changed to ZKid Network Company.

The business is a developmental stage entity. The Company was involved in the digital media business with the goal of developing an animated, virtual playground where children could have access to the internet in a safe and monitored environment.

Principles of consolidation

The consolidated financial statements include the accounts of ZKid Network Company and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage and has incurred losses since inception and has negative cash flows. For the period January 1, 2006 through February 3, 2006, and for the year ended December 31, 2005, the Company incurred net losses of $20,898 and $1,909,320 respectively. The future of the Company is dependent upon its ability to obtain equity financing and upon future successful development and marketing of the product of the Company's choice. The Company is pursuing sources of equity financing. Failure to secure such financing may result in the Company's inability to continue as a growing concern.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off" when deemed uncollectible.

Property and equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, three years for computer equipment, and seven years for office furnishings.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


License and customer lists

License and customer lists are stated at cost less accumulated amortization. Amortization is computed over the asset's estimated useful lives using the straight-line method of accounting. The Company had been amortizing the license and customer list over periods of twenty and sixty months respectively. On December 31, 2005, the license and customer lists were determined to be impaired since the Company was no longer pursuing the digital media business, therefore the unamortized cost of the license and customer lists were charged off to operations and are included in "discontinued operations" on the consolidated statement of operations.

Revenues

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP.

Advertising expenses

Advertising costs are expensed when the advertising takes place. There were no advertising expenses included in the Consolidated Statement of Loss.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in Accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


Treasury stock

Treasury stock is recorded at cost at the time of purchase. When treasury stock is sold, the account is charged at the cost of the shares being sold with any difference being charged to additional paid-in capital.

Fair value of financial instruments

The Company's financial instruments as defined by SFAS 107, "Disclosures About Fair Value of Financial Instruments", including cash and notes payable, are accounted for on a historical cost basis, which due to the nature of the financial instruments approximates fair value.

Income taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that would occur from the exercise of the conversion options of the debentures.

Special -purpose entities

The Company does not have any off-balance sheet financing activities.

Note 2 - Acquisitions

On January 23, 2001 the Company acquired E. Kidnetwork.com, Inc. ("EKid") in exchange for 15,000,000 shares of its restricted common stock and 1,000,000 shares of its restricted Series A preferred stock, In this transaction the Company was the legal acquirer and EKid was the acquiree. However, for accounting purposes the roles were reversed and EKid became the accounting acquirer while the Company became the accounting acquiree. This type of

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


transaction is referred to as a reverse acquisition, meaning that the Company that is the legal acquirer is considered, for accounting purposes , to be the acquiree. Upon completion of the transaction the original stockholders of EKid owned the controlling interest of the combined Company and the Company's financial statements reflect those of EKid

On April 25, 2001 the Company acquired Quadric Acquisition Corporation "(Quadric)" ("Quadric")", a public SEC reporting company, in exchange for 5,000,000 shares of its restricted common stock. The shares were valued at their fair market value AF the date of acquisition of $250,000. The transaction was treated as a financing arrangements whereby the company became the successor to the reporting requirements, pursuant to Section 12-G(3) and Quadric was subsequently dissolved. The cost of the acquisition was expensed during the period as financing costs. At the date of acquisition, Quadric had no significant assets or liabilities or continuing operations. Subsequent to the transaction the financial statements reflect those of the Company. Upon completing the acquisition the original stockholders of the Company owned the controlling interest of Quadric.

On April 30, 2004, the Company acquired 100% of the outstanding common stock of Web Safe Technologies, Inc. in exchange for 9,000,000 shares of the Company's common stock. The stock was valued at $0.14 per share or $1,260,000 which represents the fair market value of the stock at that date. The Company was incorporated in the State of Florida on December 19, 2003 and had no revenues at the date of the acquisition.

The acquisition was accounted for using the purchase method of accounting. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities.

On May 26, 2004, the Company signed an agreement with the USURF Communications, Inc., a Colorado corporation to acquire all the software-related assets used or useful in USURF's child-safety business. Included in the purchase were all the products and internet properties and all of the hard assets related to the operation of the website and software business. As consideration for the acquisition, the Company issued 4,000,000 shares of its unregistered common stock valued at $0.11 per share, or $440,000, which represents to fair value of the stock at that date. Under the terms of the agreement, the Company has guaranteed the value of the shares issued will be $600,000 upon their registration, twelve months subsequent to their issuance. If the value of the shares is less than $600,000 at that date the Company will be required to issue additional shares such that the total combined value of the shares issued will equal $600,000. No adjustment has been made to the accompanying financial statements to adjust the issued shares to an amount equal to $600,000.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


Note 3 - Commitments

The Company occupies their office space under a lease agreement. Rental expense is in the amount of $1,439 per month, and is due to expire in January, 2006. In the normal course of business, leases that expire are generally replaced by leases on similar property.

In February, 2003, the Company entered into an agreement for service that include marketing, networking and growth strategies. This agreement amended prior agreements under which the Company issued 1,000,000 shares of its common stock. The agreement calls for the Company to pay an ongoing participation fee of $0.75 per subscription of the Company's primary product. The Company will also pay 25% of its net profits on all retail sales of its products outside of its primary product. At December 31, 2005 or 2004 the Company had no sales of either product.

In September, 2003, the Company entered into an agreement that is to provide the Company with marketing, promotional, and public relations services. The agreement called for the Company to issue 2,400,000 shares of its common stock with 30 days of the date of the agreement. For each executed agreement that the Company enters into with any (1) telecommunications or cable company, (2) computer manufacturer, (3) insurance company, (4) credit card issuer, or (5) telemarketing firm, the Company is required to issue an additional 500,000 shares of its common stock. In the event that such an arrangement produces revenue for the Company additional shares of the Company's common stock are to be issued, up to a maximum of 3,000,000 shares per executed agreement as follows:

                         Revenue                   Shares

                  $      1 -  $100,000             500,000
                   100,000 -   200,000             500,000
                   200,000 -   300,000             500,000
                   300,000 -   400,000             500,000
                   400,000 -   500,000             500,000

There are no shares due to be issued under this agreement since no executed arrangements have been entered into.

In November, 2003, the Company entered into an agreement that provides the Company with web-hosting, domain maintenance, and billing and collection services. The agreement called for the Company to issue 2,000,000 shares of its restricted common stock upon execution of the agreement. The agreement also calls for compensation of the greater of 10% of the gross product sales of $4,000 per month, and hourly fees of $100 per hour, limited to $7,500, for

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


character development and animation. There are no additional amounts due under the terms of this agreement, which has been cancelled.

Note 4 - Segment Information

ZKid Network Company, Inc has determined that it has one reportable segment, internet safety for children.

Note 5 - Recently issued accounting pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-

1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4", (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary
Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position

Note 6 - Basic Loss per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.

Note 7 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $9,854,456 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.
..
Note 8 - Discontinued operations

The Company's management has determined that they will discontinue the digital media business, therefore all operations of this business pursuit are classified as "discontinued operations" in the accompanying financial statements. The sale of the related assets of the digital media business resulted in a loss of $41,074.

                       Zkid Network Company and Subsidiary
                       (Formerly E. Kidnetwork.com, Inc.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


Note 9 - Note payable - Bank

The Company negotiated a commercial loan from a bank in the amount of $123,147. The note bears interest at 10.25%, with interest due monthly. The commercial loan was paid off in February, 2006.

Note 10 - Notes payable - Stockholders

The Company is indebted to a corporate stockholder in the amount of $30,000 as of December 31, 2005 and 2004. Payment is due on demand and interest accrues at 8% per year. During 2003, the stockholder redeemed $45,000 of the note for 1,500,000 shares of the Company's common stock. The shares were issued on January 9, 2004. Interest expense amounted to $2,400 for each of the years ended December 31, 2005 and 2004 respectively. No interest was paid for the years ended December 31, 2005 or 2004.

As of December 31, 2005 and 2004, the Company was indebted to its majority shareholder in the amounts of $5,200 and $494,250 respectively. The note is due and payable on demand and accrues interest at the rate of 8% annually. Interest expense amounted to $416 and $48 for the years ended December 31, 2005 and 2004 respectively.

As of December 31, 2005 and 2004, the Company was indebted to a stockholder and officer of the Company in the amounts of $18,924. The note is due and payable on demand and accrues interest at the rate of 8% annually. Interest expense amounted to $1,514 and $1,088 for the years ended December 31, 2005 and 2004, respectively.

Note 10 - Subsequent event

On February 3, 2006, the Company offered and sold 260,000,000 shares of common stock to Maverick Enterprises, Ltd. a corporation organized under the laws of the British Virgin Islands. Under the terms of the Share Purchase Agreement, the current officers and directors of the Company were required to resign on the closing date and to appoint successors designated by the Company. The Company's management has determined that they will discontinue the digital media business, therefore all operations of this business pursuit are classified as "discontinued operations" in the accompanying financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years. In May of 2005 ZKid Network Co terminated its auditing contract with DiRocco and Associates and engaged E.Randall Gruber as it's new auditor.

Item 8A.          Controls and Procedures.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, December 31, 2005, and subsequent to the date of this report, we carried out evaluations, by the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

         Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2005 to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

         During 2005, the Company had one director comprising is board of directors and that same person, Donald Weisberg, acted as the President, Chief Executive and Financial officer. There were no other directors or officers managing the Company. The Company was understaffed. This under-staffing prevented proper checks and balances in the decision making and operational control of the Company.

         The Company's corporate governance and disclosure controls and procedures did not provide reasonable assurance that material transactions were timely and accurately reported in our Periodic Reports that we filed with the Securities & Exchange Commission. In particular, the Company did not have adequate controls over (1) the process for authorization and issuance of common shares; (2) the timely disclosure of common stock issuance transactions; and (3) the process for registration of shares on Form S-8 registration statements.

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

         Specifically, our controls failed to ensure that the issuance of common stock during the first quarter of 2005 was properly authorized, disclosed, registered and issued under the applicable rules and regulations required by law. During the first quarter of 2005, we issued common stock without restrictive legends to four individual for contracted services. Management believed that these shares were to be issued from employee benefit plans registered on Form S-8 registration statement. There were insufficient registered shares available in employee benefit plans when these shares were issued and no new plans were registered for these transactions. We intended to file a post-effective amendment to a registered employee benefit plan thereby increasing the number of shares available under that plan, but took no action on this item. We disclosed these sales in our Quarterly Report for the period ending March 31, 2005 under Part II, Item 2, titled, "Recent Sales of Unregistered Equity Securities and Use of Proceeds".

         As a result our evaluation, the Company initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weakness:

$ We conducted a limited search for a Chief Financial Officer and one or more qualified persons to join our Board of Directors. Our efforts were not successful.

$ We developed a checklist relating to the authorization, disclosure, issuance and registration of common stock transactions. The checklist will provide evidentiary support of work performed and reviewed. We intend to implement this checklist before any additional common shares are authorized for issuance.

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

MANAGEMENT ZKID NETWORK COMPANY

Directors and Executive Officers
--------------------------------

The following persons are the Directors and Executive Officers of Zkid Network Company.

--------------------- ------- -------------------------- -----------------------
  Name                  Age       Position(s)              Term of Position
--------------------- ------- -------------------------- -----------------------
  Donald Weisberg        59     Director, President,       4-1-01 to 02-06-06
                                CEO, CFO                    11-04 to 02-06-06
--------------------- ------- -------------------------- -----------------------
  Ricky CHIU Tong        35     Director and President     02-06-06 to present
--------------------- ------- -------------------------- -----------------------
  Eddie CHOU Si Hou      35     Director and Secretary     02-06-06 to present
--------------------- ------- -------------------------- -----------------------

Donald Weisberg

Mr. Weisberg was our company President. He assumed the positions of CEO and CFO November, 2004. Mr. Weisberg is a retired member of the Chicago Board of Trade. He was a shareholder of J.S & D.W., Inc., a Chicago Board of Trade floor brokerage. He was involved in the management of the floor brokerage for 17 years before retiring in May 2000.In 1998, Mr Weisberg became a minority shareholder in QC Enterprises a company specializing in the restoration and installation of stone, granite, terrazzo and tile products. He served as a sales and marketing partner and worked full time in 2002 up until his buyout in July of 2003.Mr Weisberg was greatly responsible for gross sales in the company reaching almost 3 million dollars in 2002. Mr. Weisberg resigned from all corporate offices on February 6, 2006.

Ricky Chiu

Ricky Chiu has a Bachelor of Science (Physics ) Imperial college London University. With a Special Diploma in Social study Keble college Oxford university. Ricky is currently serving as President and CEO (Grand Power Logistics Inc) Listed on TSX Since 2002. Ricky is also the current President and Director for EATware Corporation. From 2000 until present Ricky Chiu has also been the Executive Director Bao Shinn Express Limited and from 1998 until present acts as the Executive Director Grand Power express International LTD (Macau).

Eddie Chou

Eddie Chou has a Bachelor of Science (Mechanical Engineering) Kings College London University Eddie is currently serving as General Manager (Glory Team Industrial Limited ). Eddie is also serving as the CEO of EATware corporation. From 2000 until 2004, Eddie Chou was the Chief Engineer (ASM) A Hong Kong Stock Exchange Listed.


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

Jon A. Darmstadter- Mr. Darmstadter was a Director and CEO of Zkid Network Company until his resignation on May 27, 2004. He is also considered an affiliate by virtue of Company share ownership and voting securities. He had worked as an officer and director of The Children's Beverage Group, Inc., a publicly held corporation. The Children's Beverage Group was forced into involuntary bankruptcy in September 2000. The bankruptcy case was dismissed in November 2000. Mr. Darmstadter was formerly Product Development/Brand Manager with United Beverage of Ohio. In this role he developed the first sports drinks marketed in the U.S. He was responsible for not only developing the product and its overall marketing concept, but also for its sales as well as other market strategies. Prior to his product development role, he was National Sales Manager for the company. Previously, he was National Sales Manager for Bidderman Industries, a brand marketer of designer menswear.

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

         Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

$ Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
$ Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
$        Compliance with applicable governmental laws, rules and regulations,
$ The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and
$        Accountability for adherence to the Code.

Item 10.         Executive Compensation.

Presently, Zkid has one executive officer named Donald Weisberg. Mr. Weisberg serves as President, CEO and CFO.

The following table sets forth the compensation of the executive officers who served during the fiscal year ending December 31, 2005.

Summary Compensation Table


                               Annual Compensation    Long-term Compensation
                               -------------------    ----------------------


                    Fiscal     Salary/                   Stock
Name                 Year       Fees         Bonus     Awards (#)   Options(#)
----                 ----       ----         -----     ----------   ----------

Donald Weisberg      2005        -0-          -0-         -0-          -0-


Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2005.

         Table 1 lists the persons who are known to Zkid to be the owners of more than five percent of ZKid's equity shares.

(a) Beneficial Ownership of more than 5% based on 202,869,709 common shares. This number of shares (1) includes the 5,000,000 shares of common stock which may be issued to Mr. Darmstadter based on his immediate ability to convert his preferred share ownership into common stock. The Darmstadter shares reflects the potential number of shares issued and outstanding, if Mr. Darmstadter's preferred shares were converted.

Beneficial Ownership of 5%.

Table 1.

     (1)                (2)                    (3)                  (4)
Title of Class    Name and Address      Amount and Nature    Percent of Class
Common Stock

Common            Donald Weisberg           8,476,249             4.23%


Common            Jon A. Darmstadter       21,065,000            10.52%

Total Common                               29,541,249            14.75%

Preferred         Jon A. Darmstadter        1,000,000(1)         100.0%

(1) Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place. The preferred shares have thirty (30) votes per share.


(a) Security Ownership of Management. Based on 202,869,709 common shares as of December 31, 2005. Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are presently convertible into 5,000,000 common shares. The Darmstadter share figure reflects these 5,000,000 shares in the total issued and outstanding figure even though no conversion has taken place.

Table 2.

     (1)                (2)                    (3)                  (4)
Title of Class    Name and Address      Amount and Nature    Percent of Class
Common Stock

Common            Donald Weisberg(1)        8,476,249             4.23%

Common            Jon A. Darmstadter       21,065,000            10.52%

Total                                      29,541,249            14.75%

Preferred         Jon A. Darmstadter        1,000,000(2)         100.0%

(1) In November 2004, Mr. Weisberg was appointed to the offices of CEO and CFO.
(2) Mr. Darmstadter is the holder of 1,000,000 Preferred shares which are convertible into 5,000,000 common shares. The figure above reflects the 5,000,000 common shares in his ownership figure even though no conversion has taken place.

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

         During 2005, we repaid the following amounts of money which had been loaned to the Company by Jon A. Darmstadter and Donald Weisberg: (a) February 6, 2005 we repaid Jon A. Darmstadter $25,000, (b) February 14, 2005 we repaid Donald Weisberg $15,000, (c) April 15, 2005, we repaid Donald Weisberg $2,000,
(d) June 10, 2005 we repaid Donald Weisberg $3,000.

         In November 2004, we issued 9,750,000 common shares to Jon A. Darmstadter as payment in full to retire outstanding notes payable in the total amount of $487,500.

Item 13.          Exhibits

(a)      Exhibits

 2.0*    Business Combination Agreement
 3.0 Certificate of Amendment to Articles of Incorporation of Zkid Network Company filed January 9, 2004
 3.2*    Plan of Merger
 3.3*    Articles of Merger
 3.1*    Articles of Incorporation of East Coeur d'Alene Silver Mines, Inc.
 3.2* Certificate of Amendment of Articles of Incorporation of East Coeur d'Alene Silver Mines, Inc.
 3.3*    Certificate of Designation Zkid Network Company
 3.4*    By-Laws of zKid Network Company
20.1**   Code of Ethical Conduct
23       Consent of Independent Certifying Accountant
31 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

---------------
*  Previously filed on Form 8-K May 9, 2001.
** Previously filed on Form 10-KSB April 15, 2003.

ITEM 14.  Principal Accounting Fees and Services.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, E. Randall Gruber, C.P.A., P.C. of Lake Saint Louis, Missouri for the year ending December 31, 2005 and DiRocco Dombrow, C.P.A., P.A. of Ft. Lauderdale, Florida for the year ending December 31, 2004.

                                Year End        Year End
                                12-31-04        12-31-05

(a) Audit Fees                  $32,400         $10,500
(b) Audit Related Fees            -0-             -0-
(c) Tax Fees                      -0-             -0-
(d) All other Fees                -0-             -0-
         Total fees             $32,400         $10.500

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

The Company's principal accountant, E. Randall Gruber did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2006
Zkid Network Company

/s/ Ricky Chan
----------------------
By: Ricky Chan
Title: President


/s/ Donald Weisberg
----------------------
By: Donald Weisberg
* Donald Weisberg resigned as CEO and CFO as of February 7, 2006
Title: CEO, CFO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ricky Chan
----------------------------
By: Ricky Chan Title President


/s/ Donald Weisberg                             April 13, 2006
---------------------------
By: Donald Weisberg
Title: President, Director
* Donald Weisberg resigned as President and Director February 7,2006