Form 10QSB
period 2006-03-31
EATWARE CORP
filed 2006-05-04
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark one)

    [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
                                   Act of 1934

                 For the quarterly period ending March 31, 2006

   [ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
                                   Act of 1934

         For the transition period from ______________ to _____________

                               EATware Corporation

                         (Formerly ZKID NETWORK COMPANY)
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2006, there were 123,467 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes   No X


 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                               EATware Corporation
                         (Formerly Zkid Network Company)
                          (A Development Stage Company)
                                 Balance Sheets
                                                                   March 31,     December 31,
                                                                     2006            2005
                                                                 ------------    ------------
                                ASSETS
                                ------

Current assets
     Cash and cash equivalents                                    $       --      $       --
                                                                  ------------    ------------

          Total current assets                                            --              --

Other assets
     Deposits                                                             --             4,317
                                                                  ------------    ------------

          Total other assets                                              --             4,317
                                                                  ------------    ------------

          Total assets                                                    --             4,317
                                                                  ============    ============


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

Current liabilities

     Bank overdraft                                                       --                10
     Notes payable - Bank                                              123,147

     Notes payable - Stockholders                                         --            60,777
     Accounts payable and accrued expenses                              23,626         140,444
                                                                  ------------    ------------

          Total current liabilities                                     23,626         324,378

Stockholders' equity
     Preferred stock 10,000,000 shares authorized at $.001, par
        value, 0 and 1,000,000 shares issued and outstanding             1,000           1,000
     Common stock 500,000,000 shares authorized, $.0001 par
        value 123,467 and 200,099,709 shares issued and                     12          20,010
        outstanding
     Additional paid in capital                                      9,856,127       9,495,171
     Stock issued at less than par value                                (2,683)         (2,683)
     Accumulated deficit during development stage                   (9,878,082)     (9,833,559)
                                                                  ------------    ------------

          Total stockholders' equity (deficit)                         (23,626)       (320,061)
                                                                  ------------    ------------


          Total liabilities and stockholders' equity (deficit)    $       --      $      4,317
                                                                  ============    ============

See accompanying note to financial statements


                               EATware Corporation
                         (Formerly Zkid Network Company
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                      For the            For the
                                                For the period         period             period
                                               From August 25,       January 1,         January 1,          For the
                                               1999 (inception)       through            through           Year ended
                                                 to March 31,         March 31,          March 31,        December 31,
                                                     2006               2006               2005               2005
                                               ---------------    ---------------    ---------------    ---------------
Revenues                                       $          --      $          --      $          --      $          --


Expenses                                                23,626             23,626               --                 --
                                               ---------------    ---------------    ---------------    ---------------

          Loss from operations                         (23,626)           (23,626)              --                 --

Discontinued operations
     Loss from discontinued operations              (9,813,382)           (20,898)          (350,899)        (1,868,246)
     Loss from disposal of discontinued
       operations                                      (41,074)              --                 --              (41,074)
                                               ---------------    ---------------    ---------------    ---------------


          Loss from discontinued operations         (9,854,456)           (20,898)          (350,899)        (1,909,320)
                                               ---------------    ---------------    ---------------    ---------------

          Loss from operations                      (9,878,082)           (44,524)          (350,899)        (1,909,320)
                                               ===============    ===============    ===============    ===============

Loss per share of common stock
     Basic                                               (0.13)             (0.00)             (0.00)             (0.01)
                                               ===============    ===============    ===============    ===============

Average number of common shares outstanding:
     Basic                                          77,397,969        234,678,052        184,108,598        207,869,709
                                               ===============    ===============    ===============    ===============

Average number of common
  shares outstanding
     Basic - restated for reverse split                 19,349             58,670             46,027             51,967
                                               ===============    ===============    ===============    ===============

Loss per share of new common stock
     Basic                                             (509.29)             (0.36)             (7.62)            (36.74)
                                               ===============    ===============    ===============    ===============

See accompanying note to financial statements


                               EATware Corporation
                         (Formerly Zkid Network Company)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           For the
                                                                    For the period         period
                                                                   From August 25,        January 1,          For the
                                                                   1999 (inception)        through          Year ended
                                                                     to March 31,         March 31,        December 31,
                                                                         2006               2006               2005
                                                                   ---------------    ---------------    ---------------
Cash flows from operating activities from
 continuing operations:
     (Loss) from continuing operations                             $          --      $          --      $          --
                                                                   ---------------    ---------------    ---------------
                Net cash used by operating activities
                  from continuing activities                                23,626               --                 --

Cash flows from investing activities from continuing operations:
      Cash acquired through subsidiary acquisition                         135,000               --                 --
                                                                   ---------------    ---------------    ---------------
                 Net cash provided by investing activities
                   from continuing operations                              158,626               --                 --

Cash flows from financing activities from
  continuing operations
      Increase in accruals and accounts payable                            (23,626)
      Proceeds from notes payable                                          124,133            124,333
      Repayment of notes payable                                          (124,333)          (123,147)            (1,186)
      Proceeds from issuance of notes to related party                   1,204,162
      Repayment of notes to related parties                                (37,924)
      Decrease in due to stockholder                                          --               (4,783)
      Proceeds from issuance of common stock                               664,438            220,000             10,000
      Proceeds from issuance of treasury stock                             168,000               --                 --
                                                                   ---------------    ---------------    ---------------

                Net cash provided by financing activities
                  from continuing operations                             1,974,850             96,853            128,364
                                                                   ---------------    ---------------    ---------------

Increase (decrease) in cash and cash equivalents                         2,133,476             96,853            128,364
Net cash used in discontinued operations                                (2,133,476)           (96,853)          (128,364)
Cash and cash equivalents, beginning of year                                  --                 --                 --
                                                                   ---------------    ---------------    ---------------

Cash and cash equivalents, end of year                             $          --      $          --      $          --
                                                                   ===============    ===============    ===============

Non-cash investing and financing activities:
Common stock issued for:
     Services                                                      $     5,876,905    $          --      $       393,422
                                                                   ===============    ===============    ===============
     Officer's compensation                                        $        63,000    $          --      $          --
                                                                   ===============    ===============    ===============
Supplemental information:
     Interest paid                                                 $        27,292    $        13,929               --
                                                                   ===============    ===============    ===============

See accompanying note to financial statements

                               EATware Corporation
                         (Formerly Zkid Network Company)
                          (A Development Stage Company)

Notes to Condensed Pro-forma Consolidated Financial Statements March 31, 2006

Note 1 - Condensed Financial Statements and Footnotes

The interim financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company, formerly Zkid Network Company. (the "Company").

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QB and Item 310(b) Regulations S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB.

Note 2 - Basic Loss per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $9,813,382 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Equity Transactions

During the three months ended March 31, 2006, the Company had the following equity transactions:

On February 3, 2006, there was a change of control of the Company as a result of closing under the Purchase Agreement with Zkid Network, Co., a Nevada corporation ("ZKID"), and Maverick Enterprises Ltd., a BVI corporation, wherein Maverick Enterprises Ltd. Purchased approximately 260,000,000 common shares of stock of Zkid Network Co. for $222,000 Prior to completion of the Share Purchase Agreement, we had 235,000,000 shares of common stock issued and outstanding. Following completion of the Share Purchase Agreement we had 495,000,000 shares issued and outstanding, of which 260,000,000, or approximately 52.5%, are now owned by Maverick Enterprises Ltd. Information regarding the share ownership of such persons following completion of the share Purchase Agreement is set forth below under the caption "Principal Share Ownership."

On February 3, 2006, the Jon Darmstadter completed a Share Purchase Agreement for 1,000,000 shares of his preferred stock. The preferred shares are convertible into 5,000,000 common shares and the preferred shareholder is entitled to 30 votes for each share of Preferred share. The shares were sold to Maverick Enterprises, Ltd., a BVI corporation, located at Birmensdorferstr. 55, CH-8004, Zurich Switzerland, for approximately $130,000.00.

On March 24, 2006, as reported in our form 14C, there was a reverse stock split where the number of shares of the Common Stock issued and outstanding were reduce from approximately 493,869,709 shares as of to approximately 123,467 shares.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation
We are in need of additional cash. We may seek additional capital in order finance our proposed operations. Our efforts to finance EATware may result in the issuance of equity and debt instruments. This and other future financing activity may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2006, and subsequent to the date of this report, we carried out evaluations, by the Company's President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the President and the Treasurer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of April 1, 2006 to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

    o The Company currently has two directors comprising is board of directors and those same persons, Ricky Chiu (RC) and Eddie Chou (EC), acts as the President(RC), Secretary (EC) and Treasurer (EC). There are no other directors or officers managing the Company. The Company is understaffed. This understaffing prevents proper checks and balances in the decision making and operational control of the Company.

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

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company's President and Treasurer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements, as of March 31, 2006, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified above. However, improvements have been made and all required filings were completed in the quarter.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of .March 31, 2006 there are no outstanding proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter we offered and sold the following common stock:

During the three months ended March 31, 2006, the Company had the following equity transactions:

On February 3, 2006, there was a change of control of the Company as a result of closing under the Purchase Agreement with Zkid Network, Co., a Nevada corporation ("ZKID"), and Maverick Enterprises Ltd., a BVI corporation, wherein Maverick Enterprises Ltd. Purchased approximately 260,000,000 common shares of stock of Zkid Network Co. for $222,000 Prior to completion of the Share Purchase Agreement, we had 235,000,000 shares of common stock issued and outstanding.

Following completion of the Share Purchase Agreement we had 495,000,000 shares issued and outstanding, of which 260,000,000, or approximately 52.5%, are now owned by Maverick Enterprises Ltd. Information regarding the share ownership of such persons following completion of the share Purchase Agreement is set forth below under the caption "Principal Share Ownership."

On February 3, 2006, the Jon Darmstadter completed a Share Purchase Agreement for 1,000,000 shares of his preferred stock. The preferred shares are convertible into 5,000,000 common shares and the preferred shareholder is entitled to 30 votes for each share of Preferred share. The shares were sold to Maverick Enterprises, Ltd., a BVI corporation, located at Birmensdorferstr. 55, CH-8004, Zurich Switzerland, for approximately $130,000.00.

On March 24, 2006, as reported in our form 14C, there was a reverse stock split where the number of shares of the Common Stock issued and outstanding were reduce from approximately 493,869,709 shares as of to approximately 123,467 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)   Exhibits

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

                               EATWARE CORPORATION

 Dated: May 2, 2006              /s/ Ricky Chiu
                                 -------------------------
                                 By: Ricky Chiu
                                 President (Chief Executive Officer)


 Dated: May 2, 2006              /s/ Eddie Chou
                                 -------------------------
                                 By: Eddie Chou
                                 Treasurer (Chief Financial Officer)