Form 10QSB/A
period 2006-03-31
EATWARE CORP
filed 2006-08-16
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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

                  18/F Metroplaza Tower II, 223 Hing Fong Road,
                     Kwai Chung, New Territories, Hong Kong
                     --------------------------------------
                    (Address of principal executive offices)

                                  852.3184.3083
                           (Issuer's telephone number)

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock - $0.0001 par value

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


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                               EATware Corporation
                         (Formerly Zkid Network Company)
                          (A Development Stage Company)
                                 Balance Sheets
                                                                   (Unaudited)
                                                                    March 31,     December 31,
                                                                      2006            2005
                                                                  ------------    ------------
                                     ASSETS

Current assets
     Cash and cash equivalents                                    $         64    $       --

          Total current assets                                              64            --

Other assets
     Deposits                                                            1,000           4,317

          Total other assets                                             1,000           4,317

          Total assets                                                   1,064           4,317


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Bank overdraft                                                       --                10
     Notes payable - Bank                                              123,147
     Notes payable - Stockholders                                      621,010          60,777
     Accounts payable and accrued expenses                               3,350         465,812

          Total current liabilities                                    624,360         649,746


Stockholders' equity
     Preferred stock 10,000,000 shares authorized at $.001, par
        value, 0 and 1,000,000 shares issued and outstanding             1,000           1,000
     Common stock 500,000,000 shares authorized, $.0001 par
        value 123,467 and 200,099,709 shares issued and                     12          20,010
        outstanding
     Additional paid in capital                                      9,590,030       9,173,717
     Stock issued at less than par value                                (2,683)         (2,683)
     Accumulated deficit during development stage                  (10,211,655)     (9,837,473)

          Total stockholders' equity (deficit)                        (623,296)       (645,429)

          Total liabilities and stockholders' equity (deficit)    $      1,064    $      4,317

See accompanying note to financial statements


                                     EATware Corporation
                               (Formerly Zkid Network Company
                                (A Development Stage Company)
                                  Statements of Operations
                                         (unaudited)


                                                   For the            For the            For the
                                                 period From           period             period
                                               August 25, 1999       January 1,         January 1,          For the
                                                 (inception)           through            through          Year ended
                                                 to March 31,         March 31,          March 31,        December 31,
                                                     2006               2006               2005               2005
                                               ---------------    ---------------    ---------------    ---------------
Revenues                                       $          --      $          --      $          --      $          --


Expenses                                                33,284             33,284               --                 --
                                               ---------------    ---------------    ---------------    ---------------

          Loss from operations                         (33,284)           (33,284)              --                 --

Discontinued operations
     Loss from discontinued operations             (10,137,036)          (340,637)          (350,899)      (1,872,160))
     Loss from disposal of discontinued
       operations                                      (41,074)              --                 --              (41,074)
                                               ---------------    ---------------    ---------------    ---------------


          Loss from discontinued operations        (10,178,110)          (340,637)          (350,899)        (1,913,234)
                                               ---------------    ---------------    ---------------    ---------------

          Loss from operations                     (10,211,394)          (373,921)          (350,899)        (1,913,234)
                                               ===============    ===============    ===============    ===============

Loss per share of common stock
     Basic                                               (0.13)             (0.00)             (0.00)             (0.01)
                                               ===============    ===============    ===============    ===============

Average number of common shares outstanding:
     Basic                                          77,397,969        234,678,052        184,108,598        190,190,120
                                               ===============    ===============    ===============    ===============

Average number of common
  shares outstanding
     Basic - restated for reverse split                 19,349             58,670             46,027             47,548
                                               ===============    ===============    ===============    ===============

Loss per share of new common stock
     Basic                                             (527.74)             (6.37)             (7.62)            (40.24)
                                               ===============    ===============    ===============    ===============

See accompanying note to financial statements


                                         EATware Corporation
                                   (Formerly Zkid Network Company)
                                    (A Development Stage Company)
                                Consolidated Statements of Cash Flows
                                             (unaudited)

                                                                 For the            For the            For the
                                                               period From           Period             Period
                                                             August 25, 1999       January 1,         January 1,
                                                               (inception)          through            through
                                                               to March 31,         March 31,          March 31,
                                                                   2006               2006               2005
                                                             ---------------    ---------------    ---------------
Cash flows from operating activities from
 continuing operations:
     (Loss) from continuing operations                       $       (33,284)   $       (33,284)   $          --
      Decrease in accounts payable
                                                             ---------------    ---------------    ---------------
                Net cash used by operating activities
                  from continuing activities                         (33,284)           (33,284)              --

Cash flows from investing activities from
 continuing operations:
      Decrease in deposits                                             3,317              3,317
      Cash acquired through subsidiary acquisition                   135,000               --                 --
                                                             ---------------    ---------------    ---------------
                 Net cash provided by investing activities
                   from continuing operations                        138,317              3,317               --

Cash flows from financing activities from
  continuing operations
      Increase in accruals and accounts payable
      Proceeds from notes payable                                    139,133             15,000
      Repayment of notes payable                                    (124,333)          (123,147)
      Proceeds from issuance of notes to related party             1,166,568                330
      Repayment of notes to related parties                           (4,783)
      Decrease in due to stockholder                                    --
      Proceeds from issuance of common stock                         664,438            220,000
      Proceeds from issuance of treasury stock                       168,000               --                 --
                                                             ---------------    ---------------    ---------------

                Net cash provided by financing activities
                  from continuing operations                       2,009,023            112,183               --
                                                             ---------------    ---------------    ---------------

Increase (decrease) in cash and cash equivalents                   2,114,056             82,216
Net cash used in discontinued operations                          (2,113,992)           (82,152)             3,046
Cash and cash equivalents, beginning of year                            --                 --                 --
                                                             ---------------    ---------------    ---------------

Cash and cash equivalents, end of year                       $            64    $            64    $         3,046
                                                             ===============    ===============    ===============

Non-cash investing and financing activities:
Common stock issued for:
     Services                                                $     5,876,905    $          --      $       273,422
                                                             ===============    ===============    ===============
     Officer's compensation                                  $        63,000    $          --      $          --
                                                             ===============    ===============    ===============
Supplemental information:
     Interest paid                                           $        33,637    $        19,744    $          --
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

Note 2 - Basic Loss per Share

In accordance with SFAS No. 128, "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $10,211,655 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Equity Transactions

During the three months ended March 31, 2006, the Company had the following equity transactions:

On February 3, 2006, there was a change of control of the Company as a result of closing under the Purchase Agreement with Zkid Network, Co., a Nevada corporation ("ZKID"), and Maverick Enterprises Ltd., a BVI corporation, wherein Maverick Enterprises Ltd. Purchased approximately 260,000,000 common shares of stock of Zkid Network Co. for $220,000. Prior to completion of the Share Purchase Agreement, we had 235,000,000 shares of common stock issued and outstanding. Following completion of the Share Purchase Agreement we had 495,000,000 shares issued and outstanding, of which 260,000,000, or approximately 52.5%, are now owned by Maverick Enterprises Ltd. Information regarding the share ownership of such persons following completion of the share Purchase Agreement is set forth below under the caption "Principal Share Ownership."

On February 3, 2006, Jon Darmstadter completed a Share Purchase Agreement for 1,000,000 shares of his preferred stock. The preferred shares are convertible into 5,000,000 common shares and the preferred shareholder is entitled to 30 votes for each share of Preferred share. The shares were sold to Maverick Enterprises, Ltd., a BVI corporation, located at Birmensdorferstr. 55, CH-8004, Zurich Switzerland, for approximately $130,000.00.

On April 12, 2006, as reported in our Information Statement Form 14C, there was a reverse stock split where the number of shares of the Common Stock issued and outstanding were reduce from approximately 493,869,709 shares as of to approximately 123,467 shares.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2006 there are no outstanding proceedings against the Company.

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

                                 EATWARE CORPORATION

 Dated: August 14, 2006          /s/ Ricky Chiu
                                 -----------------------------------
                                 By: Ricky Chiu
                                 President (Chief Executive Officer)


 Dated: August 14, 2006          /s/ Eddie Chou
                                 -----------------------------------
                                 By: Eddie Chou
                                 Treasurer (Chief Financial Officer)