Form 10QSB
period 2006-06-30
EATWARE CORP
filed 2006-08-18
CIK 1109153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

    [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
                                   Act of 1934


                  For the quarterly period ending June 30, 2006


   [ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
                                   Act of 1934


         For the transition period from ______________ to _____________

                               EATware Corporation
        (Exact name of small business issuer as specified in its charter)

               Nevada                                   91-2027724
     ------------------------                   ------------------------
     (State of incorporation)                   (IRS Employer ID Number)

                  18/F Metroplaza Tower II, 223 Hing Fong Road,
                     Kwai Chung, New Territories, Hong Kong
                    ----------------------------------------
                    (Address of principal executive offices)


                                 +852.3586.1383
                           ---------------------------
                           (Issuer's telephone number)


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

As of June 30, 2006, there were 67,827,859 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes No X


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                               EATware Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                                                     June 30,     December 31,
                                                                      2006            2005
                                                                  ------------    ------------
                                                                   (Unaudited)
                                       ASSETS
                                       ------

Current assets
     Cash and cash equivalents                                    $       --      $       --
                                                                  ------------    ------------

          Total current assets                                            --              --


Other assets
     Deposits                                                            1,000           4,317
      Investment in subsidiary                                          30,000            --
                                                                  ------------    ------------

          Total other assets                                            31,000           4,317
                                                                  ------------    ------------

          Total assets                                                  31,000           4,317
                                                                  ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
     Bank overdraft                                                       --                10
     Notes payable - Bank                                                 --           123,147
     Notes payable - Stockholders                                      215,960          60,777
     Accounts payable and accrued expenses                              38,582         465,812
                                                                  ------------    ------------

          Total current liabilities                                    254,542         649,746

Stockholders' equity
     Preferred stock 10,000,000 shares authorized at $.001, par
        value, 0 and 1,000,000 shares issued and outstanding             1,000           1,000
     Common stock 500,000,000 shares authorized, $.0001 par
        value 67,827,859 and 200,099,709 shares issued and               6,782          20,010
        Outstanding
     Additional paid in capital                                     10,003,049       9,173,717
     Stock issued at less than par value                                (2,683)         (2,683)
     Accumulated deficit during development stage                  (10,231,690)     (9,837,473)
                                                                  ------------    ------------

          Total stockholders' equity (deficit)                        (223,542)       (645,429)
                                                                  ------------    ------------

          Total liabilities and stockholders' equity (deficit)    $     31,000    $      4,317
                                                                  ============    ============

See accompanying note to financial statements


                                         EATware Corporation
                                    (A Development Stage Company)
                                Consolidated Statements of Operations
                                             (unaudited)

                                                   For the
                                                 Period from
                                               August 25, 1999     For the three months ended       For the six months ended
                                                 (inception)               June 30,                         June 30,
                                                 to June 30,      ----------------------------    ----------------------------
                                                     2006             2006            2005            2006            2005
                                               ---------------    ------------    ------------    ------------    ------------
Revenues                                       $          --      $       --      $       --      $       --      $       --

Expenses                                                53,580          20,296            --            53,580            --
                                               ---------------    ------------    ------------    ------------    ------------

        Loss from operations                           (53,580)        (20,296)           --           (53,580)           --

Discontinued operations
   Loss from discontinued operations               (10,137,036)           --           (70,185)       (340,637)       (421,084)
   Loss from disposal of discontinued
     operations                                        (41,074)           --              --              --              --
                                               ---------------    ------------    ------------    ------------    ------------

        Loss from discontinued operations          (10,178,110)           --           (70,185)       (340,637)       (421,084)
                                               ---------------    ------------    ------------    ------------    ------------

        Loss from operations                       (10,231,690)        (20,296)        (70,185)       (394,217)       (421,084)
                                               ===============    ============    ============    ============    ============

Loss per share of common stock
   Basic                                                (13.79)          (0.00)          (1.52)          (0.02)          (9.18)
                                               ===============    ============    ============    ============    ============

Average number of common shares outstanding:
   Basic                                               741,914      39,941,193          46,112      19,999,557          45,885
                                               ===============    ============    ============    ============    ============

See accompanying note to financial statements


                                     EATware Corporation
                                (A Development Stage Company)
                            Consolidated Statements of Cash Flows
                                         (unaudited)
                                                                       For the          For the        For the
                                                                     Period from         Period         Period
                                                                   August 25, 1999     January 1,     January 1,
                                                                     (inception)        through        through
                                                                     to June 30,        June 30,       June 30,
                                                                         2006             2006           2005
                                                                   ---------------    -----------    -----------
Cash flows from operating activities from
 continuing operations:
     (Loss) from continuing operations                             $       (53,580)   $   (53,580)   $      --
      Increase in accounts payable and accrued expenses                     19,276         19,276
                                                                   ---------------    -----------    -----------
                Net cash used by operating activities
                  from continuing activities                               (34,304)       (34,304)          --

Cash flows from investing activities from
  continuing operations:                                                     3,317          3,317           --
      Decrease in deposits
      Cash acquired through subsidiary acquisition                         135,000           --             --
                                                                   ---------------    -----------    -----------
                 Net cash provided by investing activities                 138,317          3,317           --
                    from continuing operations

Cash flows from financing activities from continuing operations

      Proceeds from notes payable                                          140,089         15,956           --
      Repayment of notes payable                                          (124,333)      (123,147)          --
      Proceeds from issuance of notes to related party                   1,166,568            330           --
      Repayment of notes to related parties                                 (4,783)          --             --
      Decrease in due to stockholder                                          --             --             --
      Proceeds from issuance of common stock                               664,438        220,000           --
      Proceeds from issuance of treasury stock                             168,000           --             --
                                                                   ---------------    -----------    -----------

                Net cash provided by financing activities
                  from continuing operations                             2,009,979        113,139           --
                                                                   ---------------    -----------    -----------

Increase (decrease) in cash and cash equivalents                         2,113,992         82,152           --
Net cash (used in) provided by discontinued operations                  (2,113,992)       (82,152)           824
Cash and cash equivalents, beginning of year                                  --             --             --
                                                                   ---------------    -----------    -----------

Cash and cash equivalents, end of year                             $          --      $      --      $       824
                                                                   ===============    ===========    ===========

Non-cash investing and financing activities:
Common stock issued for:
     Services                                                      $     5,876,905    $      --      $   393,422
                                                                   ===============    ===========    ===========
     Officer's compensation                                        $        63,000    $      --      $      --
                                                                   ===============    ===========    ===========
Supplemental information:                                                  390,000        390,000           --
     Stock issued to retire debt
     Interest paid                                                 $        33,637    $    19,744          7,158
                                                                   ===============    ===========    ===========

See accompanying note to financial statements

                               EATware Corporation
                          (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements June 30, 2006

Note 1 - Condensed Financial Statements and Footnotes

The interim financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company, (the "Company").

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

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $10,231,690 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Equity Transactions

On May 3, 2006, the Company issued 60,000,000 common shares to the shareholders of Starmetro Group Limited. ("SMG"), a British Virgin Island corporation. We issued the shares in exchange for all the outstanding shares of SMG. SMG is a development stage company. Together with it's subsidiaries it is working in the area of biodegradable packaging.

On May 8, 2006, the Company issued 7,700,000 common shares to the holders of certain convertible notes payable.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2006 there are no outstanding proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter we offered and sold the following common stock:

On May 5, 2006, the Company offered 60,000,000 common shares to the shareholders of SMG, a corporation organized under the laws of the British Virgin Islands. The Company issued the shares in exchange for all the outstanding shares of SMG. SMG is a development stage company. Together with it's subsidiaries it is working in the area of disposable packaging.

On May 8, 2006, the Company completed the acquisition of SMG, a BVI Company, pursuant to a Share Exchange Agreement. At the effective time of the merger, May 8, 2006, SMG became the Company's wholly owned subsidiary.

On May 8, 2006, the Company exchanged $390,000 of previously issued convertible notes payable for 7,700,000 shares of common stock.

All of the outstanding shares of SMG common stock were exchanged at a ratio of 1 for 2,000 by virtue of the merger at the Closing Date into shares of EATware Corporation common stock. Each Shareholder of SMG surrendered their outstanding shares of SMG common stock existing immediately prior to the Closing Date.

Pursuant to the share exchange agreement referred to in Item 2.01 above, EATware issued 60,000,000 restricted shares to the three shareholders of SMG. There were no underwriters. The shares were not registered under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) thereof. On May 8, 2006, there was a change of control of the Company as a result of closing under the Share Exchange Agreement.

The Company believes these shares have been issued in non-public private transactions under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These shares will be deemed restricted securities and not be available for public resale absent registration or exemption from the registration requirements of the Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.                              Exhibit Name
-----------      ---------------------------------------------------------------
   31.1          Chief Executive and Financial Officer-Section 302 Certification
                 pursuant to Sarbanes-Oxley Act.

   32.1 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

(b) Reports on Form 8-K dated May 8, 2006.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EATWARE CORPORATION


Dated: August 18, 2006                            Dated: August 18, 2006


By: /s/ Ricky Chiu                                By: /s/ Eddie Chou
    --------------------------                        --------------------------
    Ricky Chiu                                        Eddie Chou
    Chief Executive Office                            Chief Financial Officer