Form 10QSB
period 2006-09-30
EATWARE CORP
filed 2006-11-20
CIK 1109153

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  __________________________

EATware Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong
(Address of principal executive offices)

+852.3586.1383
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  94,527,934 common shares issued and outstanding as of November 9, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EATware Corporation

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$7,214	$--
Other receivables	10,344	--
Total current assets	17,558	--

Property, plant and equipment	339,478	--

Other assets
Deposits	79,328	4,317

Total other assets	79,328	4,317

Total assets	436,364	4,317

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank Overdraft	--	10
Notes payable – Bank	--	123,147
Due to shareholders	610,379	--
Notes payable – Stockholders	--	60,777
Accounts payable and accrued Expenses	423,534	465,812

Total current liabilities	1,033,913	649,746

Stockholders’ equity
Preferred stock 10,000,000
shares authorized at $.001, par value, 1,000,000 and 1,000,000 shares issued and outstanding	1,000	1,000
Common stock 500,000,000 shares
authorized, $.0001 par value 93,727,865 and 200,099,709 shares issued and outstanding	9,373	20,010
Additional paid in capital	9,975,299	9,173,717
Stock issued at less than par value	(2,683)	(2,683)
Other comprehensive income	22,490	--

Accumulated deficit during development stage	(10,603,028)	(9,837,473)

Total stockholders’ equity (deficit)	(597,549)	(645,429)

Total liabilities and stockholders’ equity (deficit)	$436,364	$4,317

See accompanying notes to financial statements

EATware Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Period from August 25, 1999 (Inception) to June 30,	For the three months ended September 30,		For the nine months ended September 30,
	2006	2006	2005	2006	2005

Revenues	$383	$212	$--	$383	$--

Expenses	425,301	228,996	--	425,301	--

Loss from Operations	(424,918)	(228,784)	--	(424,918)	--

Discontinued Operations
Loss from discontinued operations	(10,137,036)	--	(164,636)	(340,637)	(585,720)
Loss from disposal of discontinued operations	(41,074)	--	--	--	--

Loss from discontinued operations	(10,178,110)	--	(164,636)	(340,637)	--

Net loss	$(10,603,028)	$(228,784)	$(164,636)	$(765,555)	$(585,720)

Loss per share of common stock
Basic	$(13.41)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Average number of common shares outstanding: (in thousands)
Basic	79,086	76,350	192,100	143,926	186,414

See accompanying notes to financial statements

EATware Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Period from August 25, 1999 (inception) to September 30, 2006	January 1, through September 30, 2006	January 1, through September 30, 2005

Cash flows from operation activities from continuing operations:
(Loss) from continuing operations	$(424,918)	(424,918)	--
Depreciation and Amortization	6,418	6,418	--
Stock issued for services	175,000	175,000	--
Increase in other receivables	(10,344)	(10,344)	--
Increase in prepaids			--
Decrease in bank overdraft	(10)	(10)	--
Decrease in accounts payable and accrued expenses	376,157	376,157	--

Net cash used by operating activities from continuing activities	122,303	122,303	--

Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(345,896)	(345.896)	--
Increase in deposits	(75,011)	(75,011)	--

Cash acquired through subsidiary acquisition	--	--	--

Net cash provided by investing activities from continuing operations	(420,907)	(420,907)	--

Cash flows from financing activities from continuing operations
Proceeds from notes payable	124,133	--	123,333
Repayment of notes payable	(124,333)	(123,147)	(1,077)
Proceeds from issuance of notes to related parties	1,715,840	549,602	15,500
Repayment of notes to related parties	--	--	(37,924)
Decrease in due to stockholder	(4,783)	--	--
Proceeds from issuance of common stock	664,438	220,000	--
Proceeds from issuance of treasury stock	168,000	--	--

Net cash provided by financing activities from continuing operations	2,543,295	646,455	99,832

Increase (decrease) in cash and cash equivalents	2,244,691	347,851	99,832
Net cash (used in) provided by discontinued operations	(2,237,477)	(340,637)	99,639
Cash and cash equivalents, beginning of year	--	--	--

Cash and cash equivalents, end of year	$7,214	$7,214	$193

Non-cash investing and financing activities:
Common stock issued for:
Services	$6,051,905	$175,000	$363,422

Officer’s compensation	$63,000	$--	$--

Supplemental Information:
Stock issued to retire Debt	$638,317	$638,317	$--
Interest paid	$33,814	$19,885	$13,363

See accompanying notes to financial statements

EATware Corporation

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements September 30, 2006

Note 1 - Condensed Financial Statements and Footnotes

The interim financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its wholly-owned subsidiaries.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB.

Principles of Consolidation

The consolidated financial statements include the accounts of GiroSolar, B.V. and its wholly owned subsidiaries, of which the Company has the ability to exercise control and direct operations. All material intercompany balances and transactions have been eliminated on consolidation.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued interest and due to related party, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of September 30, 2006 and September 30, 2005.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Total comprehensive loss consists of the net income for the respective periods, the foreign currency translation adjustments, and the unrealized loss on available for sale securities.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIE’s”) created after December 31, 2003. For variable interest in VIE’s created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“ SFAS No. 151”. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123I”). SFAS 123I will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123I covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123I replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123I as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123I, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

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

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed consolidated financial statements show that there are minimal revenues and that the Company has sustained losses totaling $10,603,028 since inception. The future of the Company is dependent upon its ability to raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Equity Transactions

On May 3, 2006, the Company issued 60,000,000 common shares to the shareholders of Starmetro Group Limited ("SMG"), a British Virgin Island corporation. The Company issued these shares in exchange for all the outstanding shares of SMG. SMG is a development stage company. Together with it's subsidiaries it is working in the area of biodegradable packaging.

On May 8, 2006, the Company issued 7,700,000 common shares to the holders of certain convertible notes payable.

On August 6, 2006, the Company issued 8,400,000 common shares to the holders of certain convertible notes payable.

Note 5 – Related Party Transactions

A total of $610,379 is due to shareholders and directors of the Company at September 30, 2006. These advances are non-interest bearing and are payable upon the demand.

Note 6 – Property and Equipment

Property, and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized. Depreciation expense is included in general and administrative expenses on the statement of operations.

The estimated useful lives are as follows:

Computer equipment	3 years
Furniture & Fixture	5 years
Office equipment	5 years
Vehicles	5 years
Leasehold improvements	20 years or length of lease

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

Property, plant and equipment consist of the following at September 30, 2006:

Computer equipment	$8,274
Furniture and fixtures	17,889
Office equipment	20,156
Leasehold improvements	15,620
Vehicles	47,243
Construction in progress	248,001
357,183
Less – Accumulated depreciation	17,705
$339,478

Note 7 – Lease

The Company negotiated a real property lease for their office facility. The term of the lease is for one year commencing December 15, 2005, and expiring January 14, 2006.

Note 8 – Management agreement

The Company has an agreement for corporate management services with an unrelated party. Services to be received under the agreement include management, finance and accounting, and human resource administration. The agreement is for a period beginning September 1, 2006 through May 31, 2009.

Note 9 – Subsequent events

On November 13, 2006, the Company entered into an agreement among the Company, Glory Team Industrial Limited and a director of the Company and agreed to transfer all right, title and interest the Company holds in the name “Eatware” to Glory Team Industrial Limited in consideration of the cancellation of 12,000,000 shares of common stock currently held by Glory Team Industrial Limited. The Company also agreed to change its name to another name that does not include the word “Eatware”.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Eatware" mean Eatware Corporation, our subsidiary, Starmetro Group Limited, and Starmetro Group’s subsidiaries: E-Ware Corporation Limited, Eatware (Malaysia) SDN BHD and Eatware Development SDN BHD, unless otherwise indicated.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Business Development Summary

We were incorporated in the state of Nevada on August 25, 1999.

Our subsidiary Starmetro Group Limited was incorporated in the British Virgin Islands on April 1, 2005.

Our subsidiary’s subsidiary E-Ware Corporation Limited was incorporated in Hong Kong on November 28, 2005.

Our subsidiary’s subsidiary Eatware (Malaysia) SDN BHD was incorporated in Malaysia on December 5, 2005.

Our subsidiary’s subsidiary Eatware Development SDN BHD was incorporated in Malaysia on December 7, 2005.

On February 8, 2006, our management announced that it had concluded that we would be unable to raise the necessary funds to continue with our then-existing business model and plan. Accordingly, management decided to seek an active company to acquire.

On May 5, 2006, we executed a letter of intent with Starmetro Group Limited, In the letter of intent, we and Starmetro proposed to exchange 60,000,000 shares of EATware Corp. for one hundred percent (100%) of the issued and outstanding shares of Starmetro Group at a ratio of 1 share of our common stock for 2,000 shares of Starmetro Group’s common stock.

Starmetro Group is a private company incorporated under the laws of the British Virgin Islands, engaged in the development of methods of production of disposable packaging. Once we have completed the development of our method of production and have completed our planned production plants, we intend to engage in the distribution and sale.

On May 8, 2006, we completed the share exchange and acquired Starmetro, which is now our wholly-owned subsidiary. Through Starmetro Group, we are now engaged in the development of a line of biodegradable, single use, food and beverage containers.

On November 13, 2006, we entered into an agreement with Glory Team Industrial Limited and Eddie Chou Si Hou, whereby we agreed to transfer all right, title and interest we had in the name “EATware” and “EATplus” and other intellectual property to Glory Team Industrial Limited in consideration of the cancellation of all of the 12,000,000 shares of common stock currently held by Glory Team Industrial Limited in the capital of our company. We also agreed to change our name from “EATware Corporation” to another name which does not include the word “EATware”. The events agreed to in this agreement have not yet taken place but we expect them to take place within the next month.

We obtained the right to use the name “EATware” and “EATplus” and other intellectual property, including processes and devices described in certain patent applications held by Glory Team Industrial Limited, through a licensing agreement between our wholly owned subsidiary, Starmetro Group Ltd. and Glory Team Industrial Limited.

Business of the Company

Our vision is to provide environmentally friendly packaging that is biodegradable and made from renewable agricultural waste. We are developing a production plant to manufacture biodegradable, single use, food and beverage containers, which we believe will offer consumers an environmentally friendly alternative to the currently popular option of polystyrene food and beverage packages.

Polystyrene food and beverage containers can take approximately 200 years to biodegrade and cannot be incinerated because the toxic gasses they emit when heated. The only practical means of disposing of polystyrene food and beverage containers is to dispose of them in landfills. Given the amount of pollution this causes, there has been increased pressure on governments across the world to ban the use of polystyrene food and beverage containers. We hope to develop a line of food and beverage containers that is biodegradable and decomposable. We intend to develop a product that is made entirely of organic materials, is non-toxic and contains no chemical additives. When placed in a landfill, we believe that our product will decompose to approximately 60% of its original weight within a time period of approximately 26 weeks. When submerged in water, we believe that our product will decompose in a time period of approximately two weeks. Such a product has the potential to reduce the amount of waste in landfills dramatically. In addition we intend to use a manufacturing process for our products that will produce the least amount of impact on the environment as possible.

Plan of Operation

Over the next twelve months, we intend to build our production plant in Malaysia and continue to develop our methods of producing our potential product. We expect to spend approximately $15,000,000 on building the plant and $2,000,000 on preliminary development.

We have deposited $65,000 for a preliminary study on the suitability of a land in Malaysia and plan to lease the land to build our own manufacturing plant. We intend to begin production in 2008. Our goal is to construct a production plant that will cover approximately 30 acres that would use waste raw material to produce the final product: our single-use, biodegradable food and beverage containers. Once fully operational, we expect that this facility will produce approximately 3 million pieces of containers daily.

We are engaged in the development and design of disposable, biodegradable food and beverage containers, such as plates, bowls and cups. In addition to certain environmental characteristics, our product is being designed to be cost and performance competitive compared to other foodservice packaging materials. We intend to establish our first production factory in Malaysia to produce environmentally friendly alternative packaging using locally available natural fibers.

Cash Requirements

For the next 18 months, we plan to complete the construction of Phase 1 of the integrated plant. Phase 1 represents approximately 25% of the total construction plan. The remaining phase, Phase 2, is planned to take an additional 6-12 months following the completion of Phase 1.

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	3,000,000
Manufacturing Plant Set Up and Construction	15,000,000
Working Capital	3,000,000
Preliminary Development expenses	2,000,000
Total	23,000,000

We cannot currently satisfy our cash requirements but we intend to obtain the necessary funds for the next two months by taking loans from existing shareholders. Following those two months, we intend to raise the funds we will require through the sale of shares of our common stock in private placement transactions. Over the next twelve months we will require approximately $23,000,000. Other than the shareholder loans and the private placements, we have no other plans for raising the money that we require to carry out our business plan.

Principal Products

We have not yet begun production of our products but we intend to do so within the next 18 to 24 months.

We plan to develop food and beverage containers that are:

•	safe for the microwave – our products will not fall apart or change shape;
•	safe for heating water – tea, coffee, or noodles can be prepared in our products at 100°C;
•	safe for heating oil – hot oil can be placed in our product;
•	storable in the refrigerator and freezer – food can be stored in the fridge for approximately 3 days and in a freezer for approximately 3 months.

We intend to produce many different designs of food and beverage containers, including plates, bowls, trays and boxes. We intend that the material that we are developing product can be made into virtually and shape or size to fit the specific needs of any customer. Our products and the biodegradable material we are developing to produce our products, are not yet completed or ready for production, distribution and sale.

Target Market

Given the serious pollution caused by Expandable Polystyrene (EPS) food containers and drink set, there is a large potential market for environmentally-friendly disposable food containers. Since initial production of our product will be quite limited, we intend to focus on the quality production and build a high profile brand name by targeting premium customers who will enhance the image of our products.

We will first concentrate on our target markets in the following areas:

•	USA
•	Canada
•	Europe
•	Japan

Competition

We compete with established companies who produce polystyrene food and beverage containers, who may offer their products at much lower prices than ours. We also compete with several other companies who offer food and beverage containers made out of paper or other substances.

Research and Development

Since inception, we have not spent any money on research and development.

Government Regulation

With the emergence of alternatives to expandable polystyrene food and beverage packages, various standards and guidelines have been developed by government organizations to assess the performance of these substitutes. We intend to develop our products to the point where they meet or exceed the applicable government standards and guidelines.

Employees

We currently have 11 full time employees.

Intellectual Property

“EATware” and “EATplus” are trademarked by Glory Team Industrial Limited. We have a licensing agreement to use these trademarks and other intellectual property, which is attached as an exhibit to this Form 10-QSB. However, we signed an agreement on November 13, 2006, in which we agreed to terminate this licensing agreement and to cease using the names “EATware” and “EATplus” and other intellectual property, including processes for which Glory Team Industrial Limited has applied for patents. The events agreed to in this agreement have not yet taken place but we expect them to take place within the next month.

Through our subsidiary’s original agreement with Glory Team Industrial Limited, we have a licence to use the processes and devices described in the patent applications set out in the table below. However, once the agreement that we signed on November 13, 2006, comes into effect, we will no longer have the right to use these processes and devices.

Description	Country	Patent Registration/Application Number
•Apparatus and a Method of Producing Pulp-Moulded Products (Compression Chamber Forming)	UK	Application no. 0415853.1
•Methods of Producing Pulp-Moulded Products, a Mould for Use in Such a Method and an Apparatus incorporating such a Mould	UK	Application no. 0408785.4
•Method to reduce water content during cold press	China	Application no. 200520040420.9
•Apparatus and a Method of Producing Pulp-Moulded Products (Compression Chamber Forming)	China	Application no. 200510084222.7

Future Operations

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Purchase of Significant Equipment and Construction

Over the next twelve months, we intend to spend approximately $5,000,000 on the purchase of new equipment and approximately $10,000,000 on the construction of our production plant in Malaysia.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Our financial statements have been prepared but do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIE’s”) created after December 31, 2003. For variable interest in VIE’s created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“ SFAS No. 151”. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123I”). SFAS 123I will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123I covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123I replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123I as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123I, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. Please see Note 1 to our financial statements included in this report for more details relating to the Application of Critical Accounting Policies.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company's disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are inadequate. We believe that this is because we lack the qualified accounting personnel necessary to timely compile and provide to management the financial information that we are required by law to disclose on the forms promulgated by the Securities and Exchange Commission, and we currently lack the funds to hire such accounting personnel. We have not yet identified a consultant or director who is both qualified and prepared to assist us in correcting the deficiencies in our disclosure controls and procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, but these processes are not being completed within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

As our company is relatively small, our Board of Directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, or "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting. We plan to retain an independent director who would qualify as an "audit committee financial expert" or hire a consultant a consultant who is both qualified and prepared to assist us in correcting the deficiencies in our disclosure controls and procedures.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements.” In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks related to our company

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We will need to raise additional funds to:

- support our planned rapid growth and carry out our business plan;

- develop our products;

- increase our marketing efforts; and,

- respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue our normal operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We have a history of losses, which raises substantial doubt about our ability to continue as a going concern.

Since our inception on August 25, 1999 through September 30, 2006, we have incurred aggregate net losses of approximately $10,603,028. Our loss from operations for the quarter ended September 30, 2006 was $228,784. We also incurred a loss from operations for each of the years ended December 31, 2004, 2003 and 2002. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will earn revenues, we expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm’s report on the December 31, 2005 consolidated financial statements. Our unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

In order to continue our operations as planned, we will be required to develop or license new proprietary technology that will enable us to produce our planned products. If we are not able to develop or license such technology, then we will be unable to produce our planned products and will likely have to cease operations. If this happens, investors could lose all of their investment in our company.

On November 13, 2006, we agreed to terminate the licensing agreement that gave us the right to use certain proprietary technology, which we had previously intended to use to develop and produce our planned products. Now that we no longer intend to use that proprietary technology, we will be required to develop or license new proprietary technology that will enable us to produce our planned products. If we are not able to develop or license such technology, or if the license for such technology is not available to us at a price we can afford or are willing to pay, then we will be unable to produce our planned products and will likely have to cease operations. If we go out of business, investors will likely lose all of their investment in our company.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

If we are successful in our efforts to develop proprietary technology or other intellectual property, our success and ability to compete may depend to a significant degree on our ability to protect it. If we fail to protect any intellectual property that we develop or if any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technology independently, we will not be able to compete as effectively. We intend to take measures to protect our proprietary technology and other intellectual property rights using a combination of copyright, trade secret and trademark laws. These measures may not be adequate to prevent the unauthorized use of any proprietary technology or intellectual property rights we may have. Further, the laws of foreign countries may provide inadequate protection of proprietary technology and intellectual property rights. We may need to bring legal claims to enforce or protect such proprietary technology and intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we may secure in proprietary technology and intellectual property rights, other persons may bring claims against us that we have infringed on their proprietary technology and intellectual property rights, including claims based upon the content we license from third parties or claims that our proprietary technology and intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

We hold no patents on our proprietary technology and may not be able to protect our proprietary technology.

We do not have and we may not apply for patents on our processes and devises. The patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection might be out of date by the time the patent were to be granted. Furthermore, patent protection in some countries may not provide adequate protection for our processes and devises. We will have to determine on a case-by-case basis whether it is in the best interests of the company to make a patent application for each particular piece of proprietary technology that we may develop in the future.

Substantially all of our assets, a majority of our directors and all of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and all of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Risks related to our business

We operate in a competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The market for disposable food containers is competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including Newell Rubbermaid Inc. and S.C. Johnson & Son, Inc., have greater financial, technical, sales and marketing resources, better name recognition and larger customer bases than ours. In addition, many of our large competitors may offer customers a broader product line, which may provide them with a better competitive advantage. Increased competition in the disposable food container industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition. If we do not develop effectively, we may not achieve or maintain profitable operations and could be forced to cease operations.

Risks related to our Stock

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telecommunication companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, arrangement, liquidation or succession
2.1	Business Combination Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.5	Plan of Merger (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
(10)	Material Contracts
10.1	Technology Licence & Materials Purchase Agreement with Glory Team Industrial Limited and Starmetro Group Limited, dated December 7, 2005*
10.2	Agreement with Glory Team Industrial Limited and Eddie Chou Si Hou, dated effective November 13, 2006
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ricky Chiu
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Eddie Chou
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATware Corporation

By: /s/ Ricky Chiu

Ricky Chiu, President

November 20, 2006

EATware Corporation

By: /s/ Eddie Chou

Eddie Chou, Secretary & Treasurer

November 20, 2006