Form 10KSB
period 2006-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2007-04-17
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(Name of small business issuer in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai
Chung, New Territories, Hong Kong
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number +852.3586.1383

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of class)

Preferred Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ].

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

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

Yes [ ] No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,936

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

37,767,934 common shares @ $0.845(1) = $31,913,904
(1) Average of bid and ask closing prices on March 30, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

173,821,159common shares issued and outstanding as of March 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Biopack Environmental Solutions" mean Biopack Environmental Solutions Inc. and our subsidiaries, unless otherwise indicated.

We were incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. Following our incorporation we were not actively engaged in any business activities. On April 25, 2001, we were acquired by Zkid Network Company and changed our name to ZKid Network Co. As a result, we became engaged in the business of providing media content for children through the use of our proprietary software.

On February 8, 2006, we announced that we would be unable to raise the necessary funds to continue with our then-existing business model and plan. Accordingly, we decided to seek an active company to acquire.

On May 8, 2006, we closed a share exchange agreement with Star Metro Group Limited, which became our wholly-owned subsidiary. Under the terms of the share exchange agreement we exchanged 60,000,000 shares of our company for 100% of the issued and outstanding shares of Star Metro Group at a ratio of 1 share of our common stock for 2,000 shares of Star Metro Group Limited’s stock. As a result of the share exchange agreement, we became engaged in the development of a line of biodegradable, single use, food and beverage containers.

On March 20, 2006, we changed our name from ZKid Network Co. to Eatware Corporation.

On November 27, 2006, we changed our name from “Eatware Corporation” to “Star Metro Corp.” We were required to effect this name change by the terms of an agreement we entered into on November 13, 2006, with Glory Team Industrial Limited and Eddie Chou.

On February 26, 2007, we changed our name from “Star Metro Corp.” to “Biopack Environmental Solutions Inc.” The name change was effected by merging Biopack Environmental Solutions Inc., our newly incorporated and wholly-owned subsidiary, with and into our company, with our company carrying on as the surviving corporation under the name “Biopack Environmental Solutions Inc.”

On March 27, 2007, we completed a share exchange with Roots Biopack Group and the shareholders of Roots Biopack Group. Under the terms of the share exchange agreement we acquired all of the issued and outstanding common shares of Roots Biopack Group in exchange for the issuance by our company of 90,000,000 common shares to the former shareholders of Roots Biopack Group. As of the closing date of the share exchange agreement, the former shareholders of Roots Biopack Group held approximately 62.13% of the issued and outstanding common shares of our company.

Roots Biopack Group, for accounting purposes, is regarded as our predecessor entity as of March 27, 2007. Starting with the periodic report for the quarter in which the acquisition was consummated, we will file annual and quarterly reports based on the December 31 fiscal year end of Roots Biopack Group. Such financial statements will depict the operating results of Roots Biopack Group, including the acquisition of our company, from March 27, 2007.

Business Subsequent to the Acquisition of Roots Biopack Group

As of the closing date of the share exchange agreement on March 27, 2007, we are continuing in the business of the research and development, manufacturing and sale of bio-degradable food containers and we are adding industrial packaging to our list of disposable packaging products. However, we are moving forward as the successor business to Roots Biopack Group. We continue to rely on a factory located at Shunde City, China, with which we contract, to manufacture our biodegradable food container products. However, within a year, we intend to manufacture our biodegradable food container and industrial packaging products in our own manufacturing plant to be located in Jiangmen City, China. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants, located across North America, Europe and Asia. We believe that we are well positioned to become a leader in the disposable packaging industry, providing high quality, cost effective and “environmentally friendly” alternatives to traditional disposable packaging products, which are made from plastic, paper or polystyrene.

Disposable Food Container and Industrial Packaging Product Industry Overview

The disposable packaging industry is estimated to generate millions of dollars in revenues worldwide. Currently, the majority of disposable packaging products are made from plastic, paper or polystyrene, which are typically non-recyclable and non-biodegradable. As a result, the only method to dispose of plastic, paper, or polystyrene disposable packaging products is to discard them in landfills. Consequently, millions of tons of plastic, paper, or polystyrene disposable packaging products are discarded in landfills across the world each year. In the last decade there has been increasing public concern over the harmful impact that plastic, paper, or polystyrene disposable packaging products have on the environment. Because of this public concern (i) governments located across the world have begun legislating regulations, which are aimed to restrict and in some cases even ban the use of plastic, paper, or polystyrene disposable packaging products and (ii) multi-national corporations have begun to seek an alternative to plastic, paper, or polystyrene disposable packaging products, which are less harmful to the environment. As these trends continue, we believe that market for biodegradable food containers and industrial packaging products will face rapid growth in the future.

The following is a table which describes our corporate structure following the acquisition of Roots Biopack Group:

Subsidiaries

The following is a list of our subsidiaries;

Name of Subsidiary	Corresponding number on diagram	Date of Incorporation	Jurisdiction of Incorporation	Purpose
Roots Biopack Group Limited	1	May 14, 2006	British Virgin Islands	Serves as an investment holding company which holds some of our subsidiaries
Roots Biopack Limited	2	May 24, 2004	Hong Kong	Serves as a vehicle for the sales and marketing of our biodegradable food containers and industrial packaging products.
Roots Biopack (Intellectual Property) Limited	3	April 27, 2005	Hong Kong	Serves as a vehicle for the patent and trademark registration of our biodegradable food container and industrial packaging products.
Expert Result Group Limited	4	April 19, 2006	British Virgin Islands	Serves as an investment holding company, which holds Roots Biopack Limited, which in turn holds Jiangmen Roots Biopack – Ltd.

Eglinton Group Limited	5	April 20, 2004	British Virgin Islands	A dormant company currently without any operating activities
Roots Biopack Limited	6	February 16, 2006	Hong Kong	Serves as an investment holding company which holds Jiangmen Roots Biopack – Ltd.
Jiangmen Roots Biopack Ltd.	7	March 30, 2006	The PRC	Serves as an investment holding
company for our future
manufacturing plant, which will be
located in Jiangmen China. We
anticipate that the manufacturing
plant, which will be known as Roots
Biopack, will be in operation before
				the end of 2008
Starmetro Group Limited	8	April 1, 2005	British Virgin Islands	Serves as an investment holding company which holds some of our subsidiaries
E-ware Corporation Limited	9	November 28, 2005	Hong Kong	Provide corporate administrative services
Bioplanet Distribution Sdn Bhd	10	December 5, 2005	Malaysia	This company is involved in the raw material (Empty Fruit Bunch) development project in Malaysia.

On November 30, 2005, we incorporated Eatware Development Sdn Bhd. On January 15, 2007, because the company was not and never had been carrying out any business, it was struck from the registry of companies and no longer exists.

Principal Products

Our product lineup of food containers and industrial packaging products are biodegradable and are made from natural materials, consisting primarily of sugarcane fiber. Sugarcane fibre, also known as bagasse, is a renewable resource that is a by-product of the sugar refining process.

Our product lineup of food containers and industrial packaging products are refrigerator, freezer, microwave and oven friendly in temperatures ranging from -25°C to 220°C. Our product lineup of food containers and industrial packaging products are sterilized by ultra violet light.

Our product line-up of food containers and industrial packaging products include: plates, bowls, boxes, trays, shoe supporters and cases for electronic devices and are able to be customized to meet the specific requirements of customers, including modifications to shape, size and colour.

Competitive Advantages

We believe that we have the following competitive advantages:

  We employ our own research and development, sales and marketing, quality control team and customer service team.

  We have established long-term relationships with our key distributors, who supply our biodegradable food container and industrial packaging products to multi-national corporations, supermarket chains and restaurants, located across North America, Europe and Asia.

  We have registered our trademark “ROOTS” in Switzerland and Hong Kong and have filed trademark applications in the United States, Canada, the European Union Japan, China and India. We plan to apply for trademark registration in: Australia, New Zealand, Malaysia, Israel, Saudi Arabia, Turkey.

We have received a number of internationally recognized certifications and awards for our biodegradable food container and industrial packaging products, including: the “Good Manufacturing Practises” awarded by SGS Hong Kong Ltd. for compliance with international practices pertaining to quality and management systems; the “HACCP” awarded by the World Health Organization for compliance with the standards for food safety management systems set by World Health Organization & World Food and Agricultural Organization; the “BRC/Iop” awarded by the British Retail Consortium / Institute of Packaging for food packaging products (food contact items); the “ISO 9001/14001” awarded by International Organization for Standardization for compliance with the standards for quality management systems and environmental management systems.

Sales and Marketing

We employ our own sales and marketing team that is engaged in direct sales of our biodegradable food container and industrial packaging products to customers. To enhance our corporate image and brand awareness we actively participate in various events. Our biodegradable food container and industrial packaging products were selected for use in the following events: 2006 Winter Olympics, 2005 World Youth Day, 2005 Winterfest, 2003 World Alpine Ski Championship, 2003 World Expo, 2002 World Expo.

Through our distributors we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants, located across North America, Europe and Asia. Our key distributors are mainly in The Netherlands, Switzerland, Hong Kong, Sweden, the United States, Japan, Taiwan and Israel.

Manufacturing Process

Our original equipment manufacturer currently manufactures our biodegradable food container and industrial packaging products. This original equipment manufacturer, named the Shunde Factory, is located at Shunde City, China. The Shunde Factory is a three-storey building with a total area of 5,000 square feet and currently consists of 210 employees, two semi-automated production lines and one fully-automated production line. The manufacturing process consists of eight main components; Pulping, Coloring, Clinging, Forming, Laminating, Trimming, Sterilization and Packing. Approximately 90% of our biodegradable food containers and industrial packaging products are manufactured at the Shunde Factory. Approximately 10%, mostly industrial packaging products, are produced by other manufacturing plants.

In March 2007, we leased a 40 mou (or 26.7 hectare) factory site in Jiangmen City, China as our production base. The site, named as “Roots Biozone”, now consists of 4 vacant factory blocks with dormitories and necessary utility facilities. Production is expected to commence during the third or fourth quarter this year.

We plan to develop our permanent production base, which will also be located in Jiangmen City, China. We anticipate that the manufacturing plant, which will be known as “Roots Biopark”, will be in operation by the end of 2008. We anticipate that “Roots Biopark” will consist of 43 fully-automatic production lines. We anticipate that “Roots Biopark” will contain a visitor and educational centre, which will be used to promote our products, production technology and research and development capabilities. For more information about “Roots Biopark” please see the section titled “Description of Property” on page 22 of this Annual Report.

Competition

The market for disposable packaging products is competitive and subject to frequent product introductions with improved price and or performance characteristics. We face competition from companies who provide disposable packaging products which are made from plastic, paper or polystyrene. Many of these companies have greater financial, research and development, marketing and sales resources, offer a broader product line, have better brand recognition and have a larger customer base than we do. Examples of these companies include; Eastman Chemical Company, BASF Corporation - Apack AG, SK Chemicals, Showa and Highpolymer.

We also face competition from companies who provide disposable packaging products which are made from bioplastics and other types of natural materials. Example of these companies include; Earthshell Corp, Starch Tech Incorporated, Biocorp NA, KTM Industries Incorporated, Eco-Products Incorporated, Insulair, Incorporated, Novamont SPA, Green Shell Company Limited, Far East Green World Corporation, Sanshi Green Packaging Company and Green Eternity Company Limited.

Availability of Raw Materials

Our raw materials are sourced from the following regions:

Material Provided	Region
Sugarcane Fiber	Guangdong Province (China) Guangxi Province (China)
Palm Fiber	Malaysia
PE/ PET Film	Guangzhou (China)
Coloring	Guangdong Province (China)
Water Repellent	Guangdong Province (China)
Oil Repellent	Hong Kong Canada
Carton Box	Guangdong Province (China) Hong Kong
Machinery	Guangdong Province (China)

Intellectual Property

We have not registered any patent or proprietary technology.

Trademarks

Our “Roots” trademark is currently registered in Switzerland and Hong Kong. We are currently applying for trademark registration in Canada, the United States, the European Union, Japan, China and India. We plan to apply for trademark registrations in; Australia, New Zealand, Malaysia, Israel, Saudi Arabia, Turkey. Details of our registered trademarks are below;

Date	Country	Registration Number
June 1, 2006	Hong Kong	200302488
September 1, 2006	Switzerland	548477

Domain Names

We own and operate the following registered internet domain name www.rootsbiopack.com. The information contained on our website does not form part of this Annual Report.

Dependence on one or more main customers

Although we have a stable customer base, we relied on our largest five customers for approximately 98% of our sales in 2006. The loss of these customers would adversely affect revenues and results of operations, and the loss of any other significant customers could adversely affect revenues and results of operations unless and until the lost business is replaced.

Pension Plan

We participate in a defined contribution pension plan under the Mandatory Provident Fund Schemes Ordinance for all our eligible employees in Hong Kong. The Mandatory Provident Fund Scheme is available to all employees aged 18 to 64 with at least 80 days of service in the employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of our contributions together with accrued returns irrespective of their length of service with our company, but the benefits are required by law to be preserved until retirement age of 65. Our only obligation is to make the required contributions under the plan. The assets & the schemes are controlled by trustees and held separately from those of our company. The total pension cost for Roots Biopack Limited was $1,410 for the fiscal year end 2006 and $810 for the fiscal year end 2005. The total pension cost for Biopack Environmental Solutions Inc. was $4,504 for the fiscal year end 2006 and nil for the fiscal year end 2005.

We also participate in a compulsory savings scheme in Malaysia. All employees in Malaysia who have reached the age of 16 and employed under a contract of service whether express or implied, and whether oral or in writing must be registered as a member of the Employees Provident Fund. As an employer, we contribute 12% of the employee's wages and the employee contributes 11% of the monthly wages towards the employee's account. The total cost for this plan through our Malaysian subsidiary was $4,463 in 2006 and nil in 2005.

Independent Testing

To ensure that our products meet health and safety and performance standards, we have them put through the tests described in the following table.

Criteria	Objectives / Purpose		Independent Testing
Laboratories

Physical Performance Test	-	Temperature resistance, steamer,	Hong Kong Standards and
		microwave and oven tests	Testing Centre

	-	Water and oil proof tests	Hong Kong Standards and
Testing Centre
	-	Acid Resistance tests
Hong Kong Standards and
Testing Centre

Food Safety Tests	-	Microbiological Tests, Coliform Bacteria,	SGS Hong Kong Limited
Pesticides Residues, Moulds and Yeasts
Tests

	-	Overall Migration Test	SGS Hong Kong Limited

	-	Heavy Metals Analysis,	SGS Hong Kong Limited

	-	Hong Kong Q-Mark Product Award	Hong Kong Q-Mark Council

Biodegradability	-	ASTM D6400 (USA), DIN V 54900 and	DIN CERTCO, Belgium
DIN EN 13432 (European Countries)

	-	OK Compost and OK Compost Home
		Conformity Marks	AIB-Vincotte, Belgium

	-	Hong Kong Green Label Scheme	Hong Kong Green Council

Governmental Regulation

With the emergence of alternatives to disposable packaging products, which are made from plastic, paper and polystyrene, various standards and guidelines have been developed by government organizations to assess the performance of these substitutes. Through our quality assurance tests, we attempt to ensure that our biodegradable food containers and industrial packaging products meet or exceed the applicable government standards and guidelines.

Our products comply with following international regulations:-

  German Regulation to the protection from dangerous materials – Gefhstoff-Verordnung (Oct 26, 1993);

  U.S. CFR Title 21 (FDA Regulation);

  Taiwan Hygienic Standard for Food Utensil, Container and Packaging (Revised 82.7.7); and,

  Biodegradability and Food Standards of Hong Kong Environmental Protection Department (HKEPD).

Research and Development

Our research and development team consists of 4 employees. The Research and Development expenses are mainly staff cost and product testing fees which are minimal at this stage.

Employees

We currently have 15 full time and part time employees.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATED TO OUR BUSINESS

We operate in a competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The disposable packaging industry is competitive and subject to frequent product introductions with improved price and or performance characteristics. Many companies, including those who manufacture their disposable packaging products out of plastic, paper or polystyrene, have greater financial, research and development, marketing and sales resources, offer a broader product line, have better brand recognition and have a larger customer base than we do. Increased competition in the disposable packaging industry could result in significant price competition, reduced profit margins or loss of market share, any one of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

Established manufacturers in the disposable packaging industry could reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares, improve their ability to recycle their existing products or they could develop new environmentally friendly products, which could render our products obsolete and could negatively impact our ability to compete.

Our competitors may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede the market acceptance of our disposable packaging products. We expect that many of our competitors may actively seek competitive alternatives to our disposable packaging products. The development of competitive disposable packaging products could render our disposable packaging products obsolete and could impair our ability to compete, which would have an adverse effect on our business, financial condition and results of operations.

We may suffer significant losses resulting from general product liability, which may harm our financial condition and result of operations.

As a manufacturer of disposable packaging products we are at risk for potentially significant product liability and associated losses. We cannot predict or protect against all potential losses or liabilities that may arise relating to our disposable food container and industrial packaging products. We maintain insurance against many, but not all, potential losses and liabilities, in accordance with customary industry practice and in amounts we believe to be necessary. If any losses or liabilities are not covered by insurance, or if the insurance is insufficient, we would be required to satisfy these losses and liabilities and our financial condition and results of operations may be adversely affected.

We rely on a number of different suppliers to supply us with the materials that we require to manufacture our disposable packaging products. We could be adversely affected by an increase in our suppliers prices or a significant decline in our suppliers financial condition. As a result, our business may fail and investors may lose their entire investment.

We rely on a number of different suppliers to supply our company with the materials that we require to manufacture our disposable packaging products. We could be adversely affected by an increase in any one of our suppliers prices or a significant decline in any one of our suppliers financial condition. If the relationship with anyone one of our suppliers is terminated and we are unsuccessful in establishing a relationship with an alternative supplier who offers similar products at similar prices, our results of operations could be adversely affected. As a result, our business may fail and investors may lose their entire investment.

We rely on a number of distributors to distribute our disposable packaging products to customers. We could be adversely affected by an increase in our suppliers prices or a significant decline in our suppliers financial condition. As a result, our business may fail and investors may lose their entire investment.

We rely on a number of distributors to distribute our disposable packaging products to our customers. We could be adversely affected by an increase in our distributors prices of distribution services or a significant decline in our distributors financial condition. If the relationships with any one of our distributors is terminated and we are not successful in establishing a relationship with an alternative distributor who offers similar services at similar prices, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

We rely on certain strategic raw materials for our operations. If the raw materials we use to manufacture our disposable packaging products increase substantially in price or for whatever reason becomes unavailable to us our business could fail and investors could lose their entire investment.

Although we believe that there are sufficient quantities of the raw materials we use to manufacture our disposable packaging products, the continuous existence and availability and price of these raw materials may be affected by natural disasters, domestic and world markets, political conditions, changes in government regulation and war or other outbreak of hostilities. If the raw materials we use to manufacture our disposable packaging products increase substantially in price or for any reason become unavailable to us our business could fail and investors could lose their entire investment.

Substantially all of our assets, all of our directors and all of our executive officers reside outside the United States. As a result it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or executive officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and executive officers are nationals and residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.

As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, investors may be effectively prevented from pursuing remedies under U.S. federal securities laws against us or any of our directors or executive officers.

Our ability to hire and retain qualified personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

Our ability to hire and retain qualified personnel will be an important factor in the success of our business. The competition for qualified personnel in the disposable packaging industry in which we operate is high. In addition, in order to manage growth effectively, we must implement management systems and continue to recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

Our international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business and as a result our business could fail and investors could lose their entire investment.

Our international operations subject us to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include the following:

  difficulty in enforcing agreements in foreign legal systems;

  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

  fluctuations in exchange rates may affect product demand and may adversely affect our profitability in United States dollars to the extent the price of our products and cost of raw materials is denominated in a foreign currency;

  inability to obtain, maintain or enforce intellectual property rights;

  changes in general economic and political conditions in the countries in which we operate;

  unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to export duties and quotas;

  difficulty with staffing and managing widespread operations;

  trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and,

  difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer and sell our products.

Our international operations require us to respond to rapid changes in market conditions in these countries. The success of our international operations depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business and as a result our business could fail and investors could lose their entire investment.

The limitation of our available manufacturing capacity due to significant disruption in our manufacturing operation could have a material adverse effect on sales revenue and results of operations and financial condition.

We manufacture our disposable packaging products using complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages or equipment failures. If production at our manufacturing plant is disrupted for any number of reasons, manufacturing yields may be adversely affected and we may be unable to meet our customers requirements. Consequently, our customers may purchase disposable food packaging products from our competitors. This could result in a significant loss of revenues and damage to our customer relationships, which could materially adversely effect our business, results of operations or financial condition.

Our disposable packaging products may be perceived poorly by environmental groups, customers and government regulators, which could have an adverse effect on our business, causing us to cease operations.

Our success depends substantially on our ability to manufacture disposable packaging products that are less harmful to the environment than disposable packaging products, which are made from plastic, paper or polystyrene. Although we believe that our disposable packaging products are less harmful to the environment than other disposable packaging products, which are made from paper, plastic and polystyrene, our disposable packaging products may also possess characteristics that environmental groups could perceive as negative for the environment. When biodegradable waste is disposed of in landfills, it breaks down under uncontrolled anaerobic conditions. This produces landfill gas which, if not harnessed, escapes into the atmosphere. Landfill gas contains methane, a more harmful greenhouse gas than carbon dioxide. The European Union Landfill Directive puts key requirements on member states for the management of biodegradable waste in order to stop global warming. Whether, on balance, our disposable packaging products are better for the environment than other disposable packaging products, which are made from either plastic, paper or polystyrene is a somewhat subjective judgment. Environmental groups, customers, and governmental regulators may not agree that our disposable packaging products have an advantage over other disposable packaging products, which are made from plastic, paper or polystyrene. If our disposable packaging products are perceived as being harmful to the environment, our revenues will likely suffer and as a result we could go out of business.

We have a stable customer base; however, loss of, or material financial weakness of, certain of our largest customers could adversely affect our financial condition and results of operations until such business is replaced and no assurances can be made that we would be able to regain or replace any lost customers. This could cause us to go out of business and investors could lose their entire investment.

Although we have a stable customer base, we relied on our largest five customers for approximately 98 % of our sales in 2006. The loss of these customers would adversely affect revenues and results of operations, and the loss of any other significant customers could adversely affect revenues and results of operations unless and until the lost business is replaced. We believe that it is unlikely that we could replace these customers. This could cause us to go out of business and investors could lose their entire investment.

Our business is subject to complex health, safety and environmental laws and industry regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. Costs of such compliance will likely reduce our probability.

Our business is subject to complex health, safety and environmental laws and industry regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. Unanticipated government enforcement action, or changes in health, safety and environmental laws and industrial regulations could result in higher costs which may negatively affect our profitability.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly. If we cannot compete successfully we may go out of business.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar disposable packaging products independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources.

In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our disposable food container and industrial packaging products.

Because our executive officers, directors control a high percentage of our common stock, such insiders may have the ability to influence matters affecting our shareholders.

Our executive officers and directors, in the aggregate, beneficially own 17.38% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a portion of our continued operations will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define " penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.

The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2.	Description of Property.

Offices

Our head office is located at 18/F, Metroplaza Tower II 223 Hing Fong Road Kwai Chung, New Territories, Hong Kong. Our telephone number is (852) 3586-1383. Our facsimile number is (852) 3586-2366.

On October 11, 2006, our subsidiary, E-Ware Corporation Limited entered into a written sub-lease with Grand Power Express International Ltd. for a portion of approximately 4,215 square feet of office space for the period from June 5, 2006 to June 4, 2009, inclusive as our head office. Pursuant to this sub-lease we lease approximately 28% of the total of approximately 4,215 square feet for a basic rate of $14,454 per month.

We also maintain an office at located Suite E-09-07, Level 9, Block E, Plaza Mont' Kiara, No. 2, Jalan Kiara, Mont' Kiara, 50480 Kuala Lumpur, Wilayah Persekutuan, Malaysia. Our telephone number is (603) 6203-9899. Our facsimile number is (603) 6203-9799. Our subsidiary, Bioplanet Distribution Sdn Bhd, lease the office, which is approximately 1,463 square feet, for rent of $1,155 per month for the period from December 15, 2005 to December 14, 2006. We will be able to renew the lease for one more year, to December 14, 2007, on October 20, 2006.

Through our subsidiary, Roots Biopack Limited, we also lease an office at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong. This office measures approximately 1,533 square feet, for a rent of $4,295 per month. Our current lease will expire on November 14, 2008.

Land and Factory, the PRC

We plan to develop an additional manufacturing plant, which will be located in Duruan Town, Pengjian District, Jiangmen City, China. We anticipate that the manufacturing plant, which will be known as Roots Biopark, will be in operation by the end of 2008.

We have leased premises for the development of “Roots Biozone”. From March 1, 2007 to April 31, 2007, we will have a rent-free renovation period so that we can carry out renovations to ensure that the factory and dormitory suit our company’s needs.

The industrial premises measures has a total area of 10,440 square meters and the dormitory is 2,700 square meters in area. The lease will begin on March 1, 2007. The industrial premises include a factory, dormitories, a shop on the first floor, an office on the second floor, toilets, a garage, a storage shelter and land, a substation, an electricity transformer (315kW). The premises are equipped with kitchen appliances, water, electricity and fire prevention and fire fighting equipment.

The lease term is 15 years. A copy of the lease agreement and the translation of the lease agreement are attached as exhibits to this form. When the lease period expires, we have priority to renew the lease.

We have paid the sum of RMB 100,000.00 as a partial rental deposit. We must pay a further RMB 209,000.00 deposit before March 5, 2007. Pursuant to the terms of our rental agreement, the rental deposit shall be refunded to us without interest upon the expiration of the lease.

For the period from the first to the fifth year, our monthly rent shall be RMB 103,000.00, causing our total annual rent to be RMB 1,236,000.00. From the sixth year onward, our rental obligation for these premises will be increased by 5% every 3 years pursuant to our rental agreement, throughout the lease period, if our landlord wants to sell the premises, he must first inform us of the terms of any offer with 90 days advance notice, we then have the right of first refusal to purchase the premises on the same terms as any existing offer. If the premises are sold to a third party, our rental agreement provides that our rental agreement shall continue and not be affected by the change of ownership.

Planned Manufacturing Plant, Malaysia

We intend to build and operate a production plant in Malaysia. Through this production plant, we intend to produce disposable and bio-degradable tableware. We intend to use palm fibre extracted from vegetable by-products as the main raw material. By vertically integrating the entire manufacturing process, from the conversion of the raw materials to the completion of the final product, we expect to be able to control all aspects of production and minimize production costs.

As of March 30, 2007, we had spent $148,410 on the construction of the production plant in Malaysia. However, in late 2006, we put the development of the production plant on hold until we completed the acquisition of an existing company as an investment. Now that we have completed the acquisition, this production plant will be considered as one of our future development plan.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BPEV”. The closing price of our common stock, as reported by the NASD OTC Bulletin Board on March 30, 2007, was $0.84.

The following quotations obtained from www.finance.yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2005	n/a	n/a
March 31, 2005	n/a	n/a
June 30, 2005	n/a	n/a
September 30, 2005	n/a	n/a
December 31, 2006	n/a	n/a
March 31, 2006	n/a	n/a
June 30, 2006	$12.00	$0.70
September 30, 2006	$0.81	$0.60
December 31, 2006	$0.90	$0.60

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Transfer Agent and Registrar

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is P.O. Box 145, Brooklyn, New York, U.S.A. 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341.

Holders

On March 30, 2007 there were 1372 registered shareholders and 173,821,159 common shares issued and outstanding.

Dividends

We have not paid dividends on our common stock in the past and do not anticipate paying dividends in the near future. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends. Our board of directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All of our shares of common stock are entitled to an equal share in any dividends declared and paid.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information for the fiscal year end December 31, 2006;

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders(1)	6,000,000	$0.013	Nil
Total	6,000,000	$0.013	Nil

(1)

On July 8, 2005, we filed a registration statement on Form S-8 registering 6,000,000 shares at a proposed offering price of $0.013 per share or $78,000. Under this plan we issued 6,000,000 shares to five individuals in consideration for consulting services.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

As of the closing date of the share exchange agreement on March 27, 2007 we are continuing in the business of the research and development, manufacturing and sale of bio-degradable food containers and we are adding industrial packaging to our list of disposable packaging products. However, we are moving forward as the successor business to Roots Biopack Group. Through our sales and marketing team and our distributors we supply our biodegradable food container and industrial packaging products to multi-national corporations, supermarket chains and restaurants, located across North America, Europe and Asia. We believe that we are well positioned to become a leader in the disposable packaging industry, providing a high quality, cost effective and “environmentally friendly” alternative to traditional disposable packaging products, which are made from plastic, paper or polystyrene.

On March 27, 2007, we completed a share exchange agreement with Roots Biopack Group and the former shareholders of Roots Biopack Group. As a result of the share exchange agreement, we will integrate our existing development of a line of biodegradable, single use, food and beverage containers with the research and development, manufacturing and sale of biodegradable food container and industrial packaging products, which are made from natural materials. Because we are the successor business to Roots Biopack Group and because the operations and assets of Roots Biopack Group represents our entire business and operations from the closing date of the share exchange agreement, our management's discussion and analysis and audited financial statements are based on Roots Biopack Group financial results for the relevant periods.

Result of Operations for the Fiscal Year End December 31, 2006 as compared to the Fiscal Year End December 31, 2005.

Our net income for the year end December 31, 2006 was $613,474. Our net income for the year ended December 31, 2005 was $505,951. The increase in net income of $107,523 for the year ended December 31, 2006 was primarily due to the increase in sales volume and improved profit margin in 2006.

Net Sales and Cost of Sales

Our net sales for the year ended December 31, 2006 was $6,622,362. Net sales for the year ended December 31, 2005 was $5,207,260. The increase in net sales of $1,415,102 for the year ended December 31, 2006 was primarily due to an increase in sales volume in 2006 as compared with that of 2005.

Our cost of sales for the year ended December 31, 2006 was $5,248,104. Our cost of sales for the year ended December 31, 2005 was $4,313,209. The increase of $934,895 in cost of sales for the year ended December 31, 2006 was primarily due to an increase in sales volume that resulted in a corresponding increase in cost of sales.

Operating Expenses

Our operating expenses for the year ended December 31, 2006 was $627,433. Our operating expenses for the year ended December 31, 2005 was $278,752. The increase in operating expenses of $348,681 for the year ended December 31, 2006 as compared to 2005 was primarily due to an increase in consulting fees during 2006, advertising and promotion expenses, and rent expenses constitute the majority of our operating expenses.

Our advertising and promotion expenses for the year ended December 31, 2006 was $20,619. Our advertising and promotion expenses for the year ended December 31, 2005 was $21,795. The decrease in advertising and promotion expenses of $1176 for the year ended December 31, 2006 was primarily due to The advertising expense in year 2006 was nearly the same as that of 2005.

Our rent expenses for the year ended December 31, 2006 was $30,379. Our rent expenses for the year ended December 31, 2005 was $22,843. The increase in rent expenses of $7,536 for the year ended December 31, 2006 was primarily due to an increase in the rate of our rental costs.

Other Income and Expenses

We recognized a foreign exchange rate for the year ended December 31, 2006 of $7.7771. We recognized a foreign exchange rate for the year ended December 31, 2005 of $7.7533. The increase in foreign exchange rate for the year ended December 31, 2006 was primarily due to the weakening of the U.S. dollar.

We incurred interest expenses for the year ended December 31, 2006 of $1,816. We incurred interest expenses for the year ended December 31, 2005 of $217. The increase in interest expenditures of $1,599 for the fiscal year ended December 31, 2006 was primarily due to an increase in rates of interest.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital and purchase of machinery for developing Roots Biozone.

Capital Resources

For the year ended December 31, 2006 we had a working capital of $1,105,477. For the year ended December 31, 2005 we had a working capital of $507,398. The increase in working capital of $598,079 for the year ended December 31, 2006 was primarily due to cash requirement for the purchase of a piece of land in Jiangmen, China.

For the year ended December 31 2006, we had cash and cash equivalents of $793,262. For the year ended December 31 2005, we had cash and cash equivalents of $63,824. The increase in cash equivalents of $729,438 for the year ended December 31, 2006 was primarily due to an increase in cash generated from operation and an increase in prepayments from the customers.

Cash Flow Used in Operating Activities

For the year ended December 31, 2006 our operating activities used cash of $535,357. For the year ended December 31, 2005 our operating activities used cash of $107,661. The increase in cash used in operating expenses of $427,696 for the year ended December 31, 2006 was primarily due to our improved operating performance.

Cash Flow Used in Investing Activities

For the year ended December 31, 2006 investing activities used cash of $18,958. For the year ended December 31, 2005 investing activities used cash of $128,610. The decrease in cash used in investing activities of $109,652 for the year ended December 31, 2006, was primarily due to a decrease in prepayments.

Cash Flow Provided by Financing Activities

For the year ended December 31, 2006 cash flow provided by financing activities provided cash of $1,284,759. For the year ended December 31, 2005 cash flow provided by financing activities provided cash of $299,913 The increase in cash flow provided by financing activities of $984,846 for the year ended December 31, 2006 was primarily due to advances from a third party, Begonia Participation Corp.

Capital Expenditures

We incurred capital expenditures in vehicle and computer equipment. As of March 30, 2007, we did not have any material commitments for capital expenditures. Over the next twelve months, we expect to spend $18,000,000 on capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Significant Accounting Policies

Basis of presentation

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the valuation & accounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid Investments with initial maturities of three months or less.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. Full allowances for doubtful receivables are made when the receivables are overdue for 1 year and an allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates.

Furniture, fixtures and office equipment	20%
Motor vehicles	20%

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recognize impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

No impairment & long-lived assets was recognized for any of the periods presented.

Revenue recognition

Revenue from sales of our products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Advertising and promotion expenses

Advertising and promotion expenses are charged to expense as incurred.

Income taxes

We uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive income

We have adopted SFAS 130, Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its Components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of our foreign currency translation adjustments.

Foreign currency translation

We maintain our financial statements in U.S. dollars. Monetary assets, liabilities and transactions denominated in currencies other than in U.S. dollars are translated into U.S. dollars at rates of exchange prevailing at the balance sheet dates. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Foreign currency assets and liabilities are translated at the exchange rates at the balance sheet dates and foreign currency revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Fair value & financial instruments

The carrying values of our financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that we are not exposed to significant interest, price or credit risks arising from these financial instruments,

We are exposed to certain foreign currency risk from export sales and import purchase transactions and recognized accounts receivable and payable as they will affect our future operating results. We did not have any hedging activities during the reporting period.

Basic and diluted earnings per share

We report basic earnings or loss per share in accordance with SFAS No, 128.

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of our shares represents the common stock outstanding during the years.

Concentration of credit risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. We do not require collateral or other security to support accounts receivable. We conduct periodic reviews of its clients’ financial condition and customers payment practices to minimize collection risk on accounts receivable.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, ‘Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SPAS 123R eliminates the use of APS 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant- date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions In excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.

Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R, Under the “modified retrospective” method, the requirements are the same as under the “modified prospective method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1. “The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. if ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value.

The guidance in this FSP was effective in reporting periods beginning after December 15, 2005 and we do not believe that the adoption of these standards had a material impact on our financial statements.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated April 6, 2007 of Gruber & Company, LLC

Audited Consolidated Balance Sheets as at December 31, 2006 and December 31, 2005

Audited Consolidated Statements of Operations for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the period from August 25, 1999 to December 31, 2006

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Biopack Environmental Solutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the each of the two years ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2006 and the results of its consolidated operations and its consolidated cash flows for each of the two years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Gruber & Company, LLC
Lake Saint Louis, Missouri 63367
April 6, 2007

Biopack Envirnomental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006

2006
Assets
Current assets
Cash and equivalents	$8,533
Prepaid expenses and other receivables	6,424
Total current assets	14,957

Property, plant and equipment, net	205,781
Deposits	99,336
Total assets	320,074

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	299,766
Vehicle obligation payable	27,567
Due to related parties	670,734
Total current liabilities	998,067

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,000,000 shares issued and outstanding	1,000
Common stock; $.0001 par value; 500,000,000 shares authorized;
82,526,196 shares issued and outstanding	8,253
Additional paid-in capital	10,296,092
Stock issued at less than par value	(2,683)
Accumulated deficit during development stage	(10,987,254)
Accumulated other comprehensive income	6,599
Total stockholders' equity	(677,993)

Total liabilities and stockholders' equity	$320,074

See accompanying notes to consolidated financial statements

Biopack Envirnomental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005

			For the period
			August 25,
			1999
			(inception) to
			December 31,
	2006	2005	2006
Revenues, net	$1,936	$--	$1,936
Cost of revenues	--	--	--
Gross profit	1,936	--	1,936
Expenses
General and administrative	844,587	--	844,587
Total operating expenses	844,587	--	844,587
Income from continuing operations	(842,651)	--	(842,651)
Discontinued operations
Loss from discontinued operations	(305,911)	(1,872,160)	(10,102,310)
Loss from disposal of discontinued operations	(1,219)	(41,074)	(42,293)
Total loss from discontinued operations	(307,130)	(1,913,234)	(10,144,603)
Loss from operations	(1,149,781)	(1,913,234)	(10,987,254)
Income tax	--	--	--
Net income	$(1,149,781)	$(1,913,234)	$(10,987,254)
Earnings per share	$(0.02)	$(36.82)	$(1.52)
Weighted average common shares outstanding	53,337,486	51,967	7,248,020

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash Flows

				For the period
				August 25, 1999
	For the years ended			(inception) to
	December 31,			December 31,
	2006		2005	2006
Cash flows from operating activities
Net income	$(842,651)	$		$(842,651)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,919			8,919
Stock issued for services	65,000			65,000
Changes in assets and liabilities:
Prepaid expenses	(6,424)			(6,424)
Bank overdraft	(10)			(10)
Accounts payable and accruals	225,863			225,863
Deferred revenues
Net cash used in operating activities	(549,303)			(549,303)

Cash flow from investing activities
Purchase of property and equipment	(214,700)			(214,700)
Increase in deposit	(95,019)			(95,019)
Acquisition of Star Metro Group	(228,713)			(228,713)
Cash acquired through subsidiary acquisition	--		135,000	135,000
Net cash used in investing activities	(538,432)		135,000	(403,432)

Cash flow from financing activities
Proceeds from notes payable	31,160		124,133	155,293
Repayment of notes payable	(126,740)		(1,186)	(127,926)
Proceeds from issuance of notes to related party			1,166,238	1,166,238
Increase in due to stockholder	670,734		(4,783)	665,951
Proceeds from issuance of common stock	604,892		444,438	1,049,330
Proceeds from issuance of treasury stock			168,000	168,000
Net cash provided by financing activities	1,148,886		1,896,840	3,076,886

Net change in cash	61,151		2,031,840	2,092,991

Net cash used in discontinued operations	(52,618)		(2,031,840)	(2,084,458)

Cash, beginning of year	--		--	--
Cash, end of year	$8,533		$--	$8,533

Supplemental disclosure of cash flow information:
Cash paid for income taxes	--		--	--
Cash paid for interest	$19,751		$13,929	$33,680

Non-cash investing and financing activities:
Common stock issued for:
Services	$175,000		$393,422	$6,051,905
Officer's compensation	189,875		--	252,875
Stock issued to retire debt	608,054		--	--

See accompanying notes to consolidated financial statements

For the Years Ended December 31, 2006
Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit

								Accumulated
								Deficit	Other	Total
	Preferred			Less	Additional	Issued at		During
	Stock	Common	Paid-in	than	Treasury	Development	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Par value	Stock	Stage	Income	Deficit

August 25, 1999 - Issuance	1,000,000	$1,000	15,000,000	$1,500	$--	$(2,497)	$--	$--	$--	$3
of common stock for cash

Net loss for the period from
inception (August 25, 1999)
to December 31, 1999	--	--	--	--	--	--	--	(88,838)	--	(88,838)
	1,000,000	1,000	15,000,000	1,500	0	(2,497)	--	(88,838)		(88,835)
Net loss for the year ended
December 31, 2000	--	--	--	--	--	--	--	(554,771)	--	(554,771)

Balance, December 31, 2000	1,000,000	1,000	15,000,000	1,500	--	(2,497)	--	(643,609)	--	(643,606)

Reverse merger and
reorganization with East
Couer d'Alene Silver
Mines, Inc.	--	--	1,858,875	186	--	(186)	--	--	--

Stock issued to acquire
Quadric Acquisition Corp.	--	--	5,000,000	500	249,500	--	--	--	--	250,000

Conversion of convertible
debt	--	--	10,000,000	1,000	99,000	--	--	--	--	100,000

Conversion of stockholder's
loan	--	--	5,000,000	500	399,500	--	--	--	--	400,000

Net loss for the year ended
December 31, 2001	--	--	--	--	--	--	--	(695,236)	--	(695,236)

Balance, December 31, 2001	1,000,000	1,000	36,858,875	3,686	748,000	(2,683)		(1,338,845)		(588,842)

Stock issued for services	--	--	1,125,000	113	16,762	--	--	--	--	16,875

Conversion of stockholder's
loan	--	--	43,252,934	4,325	644,469	--	--	--	--	648,794

Stock issued for service -
Related parties	--	--	10,080,400	1,008	150,198	--	--	--	--	151,206

See accompanying notes to consolidated financial statements

For the Years Ended December 31, 2006
Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit

								Accumulated
								Deficit
	Preferred			Less	Additional	Issued at		During
	Stock	Common	Paid-in	than	Treasury	Development	Comprehensive	Stockholders'	Other	Total
	Shares	Stock	Shares	Stock	Capital	Par value	Stock	Stage	Income	Deficit
Net loss for the year
ended
December 31, 2002	--	--	--	--	--	--	--	(350,992)	--	(350,992)

Balance at December 31,
2002	1,000,000	1,000	91,317,209	9,132	1,559,429	(2,683)	--	(1,689,837)	--	(122,959)

Common stock issued for
services	--	--	8,650,000	865	215,385	--	--	--	--	216,250

Treasury stock issued for
services	--	--	--	--	(168,750)	--	417,500	--	--	248,750

Purchase of treasury stock	--	--	--	--		--		--	--
							(487,500)			(487,500)
Issuance of treasury stock
for cash	--	--	--	--	146,000	--	70,000	--	--	216,000

Net loss for the year
ended
December 31, 2003	--	--	--	--	--	--	--	(2,155,049)	--	(2,155,049)

Balance at December 31,
2003	1000000	1,000	99,967,209	9,997	1,752,064	(2,683)	0	(3,844,886)		(2,084,508)

Common stock issued for
cash and services	--	--	32,750,000	3,276	3,844,140	--	--	--	--	3,847,416

Common stock issued to
acquire subsidiary	--	--	9,000,000	900	1,259,100	--	--	--	--	1,260,000

Common stock issued to
acquire assets	--	--	4,000,000	400	439,600	--	--	--	--	440,000

Common stock issued for
services	--	--	5,400,000	540	860,460	--	--	--	--	861,000

Common stock issued to
convert shareholder loan	--	--	1,500,000	150	44,850	--	--	--	--	45,000

See accompanying notes to consolidated financial statements

For the Years Ended December 31, 2006
Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit

								Accumulated
								Deficit
	Preferred			Less	Additional	Issued at		During
	Stock	Common	Paid-in	than	Treasury	Development	Comprehensive	Stockholders'	Other	Total
	Shares	Stock	Shares	Stock	Capital	Par value	Stock	Stage	Income	Deficit
Common stock issued for
services - Related
parties	--	--	700000	70	62930	--	--	--	--	63,000

Common stock issued for
10% stock dividend	--	--	14,232,500	1,423	(1,423)	--	--	--	--	0

Stock issued to repay
stockholder loan	--	--	9,750,000	975	486,525	--	--	--	--	487,500

Net loss for the year
ended
December 31, 2004	--	--	--	--	--	--	--	(4,079,353)	--	(4,079,353)

Balance at December 31,
2004	1,000,000	1,000	177,299,709	17,731	8,748,246	(2,683)	--	(7,924,239)	--	840,055

Common stock issued for
services	--	--	16,800,000	1,679	391,743	--	--	--	--	393,422

Common stock issued for
cash	--	--	6,000,000	600	9,400	--	--	--	--	10,000

Paid-in capital to repay
debt	--	--	--	--	24,328	--	--	--	--	24,328

Common stock issued to
acquire
subsidiary	--	--	900,000	90	(90)	--	--	--	--	--

Common stock issued for
10%
stock dividend	--	--	1,870,000	187	(187)	--	--	--	--	--

Net loss for the year
ended
December 31, 2005	--	--	--	--	--	--	--	(1,913,234)	--	(1,913,234)
Balance at December 31,
2005	1,000,000	1,000	202,869,709	20,287	9,173,440	(2,683)	--	(9,837,473)	--	(645,429)

Common stock issued to
repay debt	--	--	34,100,000	3,410	491,029	--	--	--	--	494,439

See accompanying notes to consolidated financial statements

For the Years Ended December 31, 2006
Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit

								Accumulated
								Deficit
	Preferred			Less	Additional	Issued at		During
	Stock	Common	Paid-in	than	Treasury	Development	Comprehensive	Stockholders'	Other	Total
	Shares	Stock	Shares	Stock	Capital	Par value	Stock	Stage	Income	Deficit

Common stock sold for
cash	--	--	260,000,000	26,000	194,000	--	--	--	--	220,000

Common stock issued to
acquire StarMetro
Group	--	--	60,000,000	6,000	(234,713)	--	--	--	--	(228,713)

Cancellation	--	--	0	0	0	--	--	--	--	0

Private placement	--	--	800,000	80	384,812	--	--	--	--	384,892

Common stock issued for
services	--	--	30,500,000	3,050	236,950	--	--	--	--	65,000

Cancellation of GTI
shares	--	--	(12,000,000)	(1,200)	1,200	--	--	--	--	0

Reverse split 4,000 to 1	--	--	(493,743,513)	(49,374)	49,374	--	--	--	--	0

Accumulated translation
adjustment	--	--	--	--	--	--	--	--	6,599	6,599

Net loss for the year
ended
December 31, 2006	--	--	--	--	--	--	--	(1,149,781)	--	(1,149,781)

Balance at December 31,
2006	1,000,000	1,000	82,526,196	8,253	10,296,092	(2,683)	--	(10,987,254)	6,599	(852,993)

See accompanying notes to consolidated financial statements

[Page intentionally left blank.]

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Biopack Environmental Solutions Inc. and Subsidiaries (formerly Star Metro Corp.) (a development stage company) that is developing a production plant to manufacture biodegradable, single use food and beverage containers.

The Company was incorporated in the state of Nevada on August 25, 1999, under the name E.Kidnetwork,com, Inc. On January 23, 2001, subsequent to its merger with East Coeur d’Alene Silver Mines, Inc. its name was changed to ZKid Network Company.

On May 5, 2006, the Company executed a letter of intent with StarMetro Group Limited, in which Starmetro Group Limited proposed to exchange 60,000,000 shares of Eatware Corporation for 100% of the issued and outstanding shares of StarMetro Group Limited.

On February 15, 2007 the Company incorporated a new Nevada company called Biopack Environmental Solutions Inc. and subscribed for one common share in that company. On February 26, 2007, we changed our name from “Star Metro Corp.”) to “Biopack Environmental Solutions Inc.” The name change was effected by merging Biopack Environmental Solutions Inc. with the Company, Biopack Environmental Solutions Inc. carrying on as the surviving corporation.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of Biopack Environmental Solutions Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated from the consolidated financial statements.

(b) Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation. Actual results could differ from those estimates.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2006, the Company have $8,533 cash equivalents.

(d) Short-term Investment

The Company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

(e) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no accounts receivable and no allowance for doubtful accounts as of December 31, 2006.

(f) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

The estimated useful lives are as follows:

Years

Leasehold improvements	5
Furniture and fixtures	5
Vehicles	5
Computer equipment	5

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

(g) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2006, no impairment loss has been recognized.

(h) Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Foreign Currency Transactions

The Company’s functional currency is Hong Kong Dollars (“HKD”) and Malaysia Ringatt (“MYR”)and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(j) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans approximate fair value as the interest on these loans is minimal.

(k) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

(l) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(n) Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Effective January 1, 2006, we have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

(o) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(p) New Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets” thisStatement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property, Plant and Equipment, net

Cost

Leasehold improvements	$8,569
Motor vehicle	26,386
Office furniture and equipment	22,168
Computer equipment	9,168
Construction in progress	148,410
214,701
Accumulated depreciation	(8,920)

$205,781

Depreciation expense for the year ended December 31, 2006 was $8,919..

Construction in progress

The Company intends to build and operate a production plant in Malaysia. As of December 31, 2006, the Company had spent $148,410 on the construction. These costs are included on the balance sheet in the property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating.

4. Due to Related Parties

Two directors of the Company have advanced $670,734 in the form of unsecured, non-interest bearing advances with no due date. On March 27, 2007 these advances were converted into common stock.

5. Discontinued Operations

The Company’s management determined that they would discontinue the digital media business of ZKid Network Company. Therefore, all operations of this business pursuit are classified as “discontinued operations” in the accompanying financial statements. The sale of the related assets of the digital media business resulted in a loss of $41,074.

6. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These consolidated financial statements show that there are minimal reserves and that the Company has sustained losses totaling $11,034,637 since inception. The future of the Company is dependent upon its attaining successful operations, or raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

7. Concentrations and Credit Risk

No operation yet

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Commitments and Contingencies

The Company leases office space under two operating leases. The Hong Kong office lease is for a period of three years beginning June 2, 2006 and ending June 4, 2009, with monthly payments of $8,572 per month. The Malaysia office lease is for a period of one year beginning December 15, 2006 and ending December 14, 2007 with monthly payments of $1,243 per month.

The Company leases office equipment and office renovations. The lease is for a period of three years beginning June 5, 2006 and ending June 4, 2009 with monthly payments of $2,731 per month.

The Company has an agreement to pay for corporate management services for the period beginning September 1, 2006 and ending May 31, 2009. The management fee is in the amount of $12,438 per month.

Future minimum payments under operating leases and corporate management service agreements as of December 31, 2006 are as follows:

2007	$317,568
2008	296,210
2009	122,720

$736,498

9. Subsequent Events

On March 27, 2007, the Company closed a share exchange agreement with Roots Biopack Group Limited and its stockholders. In accordance with the terms of the share exchange agreement, the Company acquired all of the one hundred shares of issued and outstanding common stock of Roots Biopack Group Limited in exchange for 90,000,000 share of the Company’s common stock. As additional consideration, two of the Company’s directors transferred 18,000,000 shares of the Company’s common stock held by them to the shareholders of Roots Biopack Group Limited.

10. Related Party Transactions

Two directors of the Company have advanced $670,734 in the form of unsecured, non-interest bearing advances with no due date. On March 27, 2007 these advances were converted into common stock.

On the acquisition of Starmetro Group Limited, two directors of the Company and shareholders of Starmetro Group, Limited received 28,000,000 and 20,000,000 shares of the Company’s common stock, respectively in exchange for their shares of Starmetro Group Limited.

During the year ended December 31, 2006 the Company paid $7,111 for office space rental and $41,389 for management services to a related party. The relationship is due to the Company’s President being a director of the lessor.

During the year ended December 31, 2006 the Company paid $35,488 for air travel and hotel arrangements to a related party. The relationship is due to the Company’s President being an officer and indirect minority shareholder of the supplier.

The Company accrued $100,107 during the period October, 2005 through August, 2006 for consulting services to a service provider who owned 12,000,000 shares of the Company’s common stock.

11. Vehicle Obligation Payable

The Company has an agreement to lease a motor vehicle under a direct financing lease. The payment for this direct financing lease is $373 per month. This obligation is included in the balance sheet under current liabilities.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following individuals serve as the directors, executive officers and key employees of our company. All directors of our company and our subsidiary hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company and our subsidiaries are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gerald Lau	President, Chief Executive Officer and Director	49	March 27, 2007
Eddie Chou(1)	Principal Financial Officer, Chief Technical Officer, Secretary, Treasurer and Director(1)	36	February 6, 2006
Edwin Chan	Director	41	March 27, 2007
Hilary Chu	Director	30	March 27, 2007
Ricky Chiu(2)	Director(2)	36	February 6, 2006

Name	Position Held with our Company	Age	Date First Elected or Appointed
Alex Chan	Director of Bioplanet Distribution Sdn Bhd and Eatware Developemtn Sdn Bhd (Malaysia Subsidiaries)	34	December 5, 2006
Wong Lai Wah	Director of Bioplanet Distribution Sdn Bhd and Eatware Developemtn Sdn Bhd (Malaysia Subsidiaries)	59	December 5, 2006

(1)

Eddie Chou was appointed as our Secretary, Treasurer and a director on February 6, 2006. He was appointed as our Chief Technical Officer, upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007.

(2)

Ricky Chiu was appointed as our President and a director on February 6, 2006. He resigned as our President upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gerald Lau – Chief Executive Officer and Director

Gerald Lau was appointed as our Chief Executive Officer and a director upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. He is responsible for accounting functions, as well as overall financial planning and management. During the period of November 2004 to June 2006, Mr. Lau served as a director for Good Value International Limited, Good Value Galaxy Limited and Joint Eagle Investment Limited. From November 2002 to October 2004, he served as an executive director of GIN International Limited, a Hong Kong based company specializing in SMS text messaging services. While with GIN International Limited, Mr. Lau was responsible for the general administration and accounting matters. Mr. Lau was awarded a bachelors degree in Business Administration majoring in Business Economics & Quantitative Methods at University of Hawaii at Manoa in August 1981.

Eddie Chou – Chief Technical Officer, Secretary, Treasurer and Director

Eddie Chou became our Principal Financial Officer, Secretary, Treasurer and a director on February 6, 2006. He resigned as our Principal Financial Officer upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. He was appointed as our Chief Technical Officer upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. Mr. Chou is responsible for the development of our technology and project development. From 2003 to 2006, Mr. Chou served as a director and general manager of Glory Team Industrial Ltd., where he was in charge of research and development and responsible for the development of machinery, technology and production line design. Glory Team Industrial Ltd. owns the rights to the EATware intellectual property that was, until December of 2006, licensed to our company. From 1997 to 2003, Mr. Chou was the chief design engineer of ASM Pacific Technology Ltd. (HKEx:ASMPT), which is the world's largest assembly and packaging equipment supplier for the semiconductor industry. At December 31, 2005, 53.59% of the equity of ASM Pacific Technology Ltd. was owned by ASM International N.V., a Netherlands company. ASM International N.V. is a reporting issuer in the United States; its common shares are listed on the NASDAQ Global Select Market (NASD:ASMI).

Mr. Chou was awarded a B.Eng (Hons) in Mechanical Engineering from London University, in London, England in 1994. In 2002, Mr. Chou obtained a Certificate for Mechatronics from Philips CFT centre, Singapore which is the exclusive in-house institution of Philips Group.

Edwin Chan - Director

Edwin Chan was appointed as a director upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. Mr. Chan has served as the Director of Roots Biopack Group Limited since July 2006. From July 2004 to June 2006, Mr. Chan was the Senior Manager at China Everbright Securities (HK) Limited (Hong Kong), an investment banking firm. While with China Everbright Securities (HK) Limited, Mr. Chan was responsible for sales and brokerage of securities to institutional investors in China and Hong Kong. During the period April 2002 to June 2004, he was the Senior Manager (Business Valuation) of Vigers Appraisal & Consulting Ltd. (Hong Kong). From January 2000 to March 2002, Mr. Chan was the Research Manager for Asia Financial Securities Ltd. (Hong Kong.)

Mr. Chan was awarded an MBA degree from the Schulich School of Business, York University, Canada, with a specialization in Corporate Finance, Investment and Financial Management in 1999. He also graduated with an LLB degree from Tsinghua University in the Peoples Republic of China in 2005, a Bachelors of Science degree (Environmental Science Stream) from the Chinese University of Hong Kong in 1987 and a postgraduate certificate in Education from the University of Hong Kong in 1988.

Hilary Chu - Director

Hilary Chu was appointed as a director upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. Ms. Chu has been Green Manager of Roots Biopack Group Limited since March 2005, where she has been responsible for the implementation of various compliance systems into Roots Biopack Group Limited’s factory in Shunde. As Green Manager she is in charge of all environmental issues, including compliance with all local, national and international environmental regulations. From March 2004 to March 2005, Ms. Chu was the Assistant Manager of KA Construction Co., Ltd. HK. From February 2002 to July 2003, she served as the Higher Scientific Officer (HSO) for the UK Department for Environment, Food and Rural Affairs (Defra), UK.

In 2000, Ms. Chu obtained her Masters degree in Environmental Technology from the Imperial College of Science, Technology and Medicine, U.K. Ms. Chu graduated from the University of Westminster, U.K., with a BSc (HONS) in Environmental Sciences and Business Management in 1999. She is a member of the Institution of Environmental Sciences (MIEnvSc) and is an active member in various environmental groups and institutions. Ms. Chu is a qualified auditor for ISO 9001 – 2000 QMS Internal Auditing Course of Construction Industry Training Authority (CITA). She is also a qualified professional trainer for occupational health and safety from the Hong Kong Polytechnic University.

Ricky Chiu - Director

Ricky Chiu was appointed as our President and a director on February 6, 2006. He resigned as our President upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. Since November 1, 2004, Mr. Chiu has been a member of the Board of Directors of Grand Power Logistics Inc., a reporting company in Canada whose shares of common stock are listed on the TSX Venture Exchange (TSX-V: GPW) and he has been the President and Chief Executive Officer of Grand Power Logistics Inc. since November 4, 2004. Prior to this, he was involved in his family’s travel business, Bao Shinn Express Limited, of which he remains a director. Since 1998, Mr. Chiu has served as the Executive Director of Grand Power Express Forwarders Ltd. (Macau).

Mr. Chiu graduated with a Bachelor of Science degree in Physics from the Imperial College London University. He also graduated with a Special Diploma in Social Studies from the Keble College Oxford University.

Alex Chan – Director

Alex Chan was appointed as the director of Bioplanet Distribution Sdn Bhd (formerly named Eatware Malaysia Sdn Bhd) on December 5, 2005. Mr. Chan has been responsible for our project development in Malaysia since Dec 2005. Mr. Chan was awarded a B.Eng in Mechanical Engineering from Kings College of London, England in 1995. Mr Chan returned to Malaysia to pursue his career in the engineering field for the next 10 years. From 1995 to 1997, Mr Chan was attached to Malaysia’s largest electrical manufacturer of High Tension electrical equipment known as LKH Holdings which is listed on Kuala Lumpur Stock Exchange in Malaysia (LKH:KLSE). Subsequently, from 1997 to 2005, Mr Chan was the General Manager of RBS Solutions Sdn Bhd (a private limited company) in Malaysia involved in a several of Malaysia’s premier landmark projects which includes the KLCC twin towers, Kuala Lumpur towers and the Kuala Lumpur international airport to name a few.

Alex Chan was also a director of Eatware Development Sdn Bhd, our former Malaysia Subsidiary that was struck off by the Malaysian registry of companies on January 15, 2007.

Wong Lai Wah – Director

Madam Wong was appointed as director of Bioplanet Distribution Sdn Bhd (formerly named Eatware Malaysia Sdn Bhd) on the 5th of December 2005. Ms. Wong was also a director of Eatware Development Sdn Bhd, our former Malaysia Subsidiary that was struck off of the Malaysian registry of companies on January 15, 2007.

Family Relationships

There are no family relationships between our directors and executive officers other than the following:

-Wong Lai Wah is Alex Chan’s mother.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Promoters

Our directors and our executive officers are our promoters.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ricky Chiu	3(1)(2)(3)	3(1)(2)(3)	n/a
Eddie Chou	3(1)(2)(3)	3(1)(2)(3)	n/a
Maverick Enterprises Ltd.	2(4)	2(4)	2(4)

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Glory Team Industrial Limited	3(5)	3(5)	3(5)
Chan Choon Hoong (Alex Chan)	1(6)	1(6)	1(6)
Wong Lai Wah	1(6)	1(6)	1(6)
Gerald Lau	none	none	none
Hillary Chu	none	none	none
Edwin Chan	none	none	none

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

(3)	The named person filed a late Schedule 13D.

(4)	Maverick Enterprises Ltd. failed to file a Form 3 and Schedule 13D upon its acquisitions of 260,000,000 shares of our common stock and 1,000,000 shares of our preferred stock.

(5)

Glory Team Industrial Limited failed to file a Form 3 and Schedule 13D upon its acquisition of 12,000,000 shares of our common stock and failed to file a Form 4 upon the cancellation of these 12,000,000 shares of our common stock.

(6)	The named director of one of our subsidiary companies failed to file Form 3 - Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective March 26, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3. compliance with applicable governmental laws, rules and regulations;

4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5. accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.

Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 15, 2003 as Exhibit 20.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Biopack Environmental Solutions Inc., 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our four most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006 and our two most recent fiscal years prior to the change in our fiscal year, and whose total salary and bonus exceeded $100,000 per year; and

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2006. who we will collectively refer to as the named executive officers, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ricky Chiu(1) President and a Director	2006 2005	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Eddie Chou(1) Secretary, Treasurer and a Director Chief Executive Officer, E-Ware Corporation Ltd.	2006 2005	$87,530(2) $3,869(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$87,530 $3,869
Alex Chan (Director of Bio-planet Distribution Sdn Bhd)	2006 2005	$49,445(3) $3,409(3)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$49,445 $3,409
Donald Weisberg(1) Former President, CEO, CFO and Director	2006 2005	$39,400 Nil	Nil Nil	$18,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$57,400

(1) On February 6, 2006, Ricky Chiu was appointed as our President and a director, Eddie Chou was appointed as our Secretary, Treasurer and a director, and Donald Weisberg resigned as an officer and director of our company.

(2) This amount reflects compensation paid to Eddie Chou for his services as both director of our company and as Chief Executive Officer and director of our wholly owned subsidiary, E-Ware Corporation Limited. Mr. Chou’s compensation is provided pursuant to an oral arrangement with our company.

(3) Effective December 5, 2005, our wholly owned subsidiary Bioplanet Distribution Sdn Bhd entered into an employment agreement with Alex Chan. Under the terms of this agreement, Mr. Chan was appointed director of Bioplanet Distribution Sdn Bhd for a monthly remuneration of approximately $3,026.34 and revised to $3,815.82 (the agreement provides for monthly remuneration of 11,500 Malaysian Ringgits plus 12% compulsory local pension fund. The monthly remuneration was revised to 14,500 Malaysian Ringgits since 1 May 2006. (We have converted this to U.S. dollars at a rate of one (1) Malaysian Ringgit per US$0.26316) .

Employment Contracts and Termination of Employment Arrangements

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Option Plan

There were no grants of stock options or stock appreciation rights to our executive officers and directors made during the fiscal years ended December 31, 2006 and December 31, 2005.

Stock Options/SAR Grants

None

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

None

Directors Compensation

Except those mentioned in the above Summary Compensation Table, no director received compensation for the fiscal years December 31, 2006, December 31, 2005, December 31, 2004. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers of our subsidiary as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Shares	Ricky Chiu Director 85 Waterloo Road, Kowloon, Hong Kong	18,487,733	10.6%
Common Shares	Cede & Co. P.O. Box 222, Bowling Green Station, New York, New York, U.S.A. 10274	15,887,111	9%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Shares	Eddie Chou Secretary, Treasurer and Director 25C Grand Excelsior 25 Tai Hang Drive, Hong Kong	12,805,492	7.4%
Common Shares	(3)(4)(5) Gerald Lau 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong	104,760,000	60.3%
Common Shares	Directors and Executive Officers as a Group	136,053,225	78.3%

(1)

Regulation S-B promulgated under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2007, and the date of this Annual Report.

(2)

Calculated based on the 173,821,159 issued and outstanding shares as of March 30, 2007 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Gerald Lau, our President, Chief Executive Officer and Director, is 50% owner and controller of Legend View Holdings Ltd., which owns 10,800,000 common shares of our company.

(4)	Gerald Lau, our President, Chief Executive Officer and Director, owns and controls Good Value Galaxy Limited, which owns 75,600,000 common shares of our company.

(5)	Gerald Lau, our President, Chief Executive Officer and Director, owns and controls Joyful Services Ltd, which owns 18,360,000 common shares of our company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a date subsequent to the filing of this Annual Report result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Other than set out below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded $60,000, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

-During the period November 22, 2005 to March 27, 2007, Ricky Chiu, our President and a director, loaned an aggregate of $790,186 to our company for use as working capital. This aggregate amount breaks down as follows: from November

22, 2005 to December 31, 2005, Mr. Chiu loaned a total of $44,316; from January 1, 2006 to December 31, 2006, Mr. Chiu loaned a total of $414,515; and from January 1, 2007 to March 27, 2007, Mr. Chiu loaned a total of $331,355. Pursuant to the share exchange agreement that we entered into with Roots Biopack Group Limited and its stockholders, Mr. Chiu has agreed to convert all of this debt into common shares of our company at a price of $0.80 per common share on the closing date.

-During the period beginning on March 6, 2005 and ending on March 27, 2007, Eddie Chou, our Secretary, Treasurer and a director, loaned an aggregate of $244,394 to our company for use as working capital and initial project cost by our company and our subsidiaries. This aggregate amount breaks down as follows: from May 6, 2006 to December 31, 2006, Mr. Chou loaned a total of $196,440; and from January 1, 2007 to March 27, 2007, Mr. Chiu loaned a total of $47,954. Pursuant to the share exchange agreement that we entered into with Roots Biopack Group Limited and its stockholders, Mr. Chou has agreed to convert all of this debt into common shares of our company at a price of $0.80 per common share on the closing date.

-On May 8, 2006, we completed the acquisition, by way of share exchange, of one hundred percent (100%) of the issued and outstanding shares of Starmetro Group Limited, a British Virgin Islands corporation, in exchange for the issuance of 60,000,000 shares of our common stock. Our President, Ricky Chiu, was a shareholder of Starmetro Group Limited and upon the closing of the acquisition received 28,000,000 shares of our common stock, our Secretary and Treasurer, Eddie Chou, who was also a shareholder of Starmetro Group Limited, received 20,000,000 shares of our common stock upon the closing of the acquisition and Glory Team Industrial Limited, also a shareholder of Starmetro Group Limited, received 12,000,000 shares of our common stock upon the closing of the acquisition.

-For the period from December 1, 2005 to December 31, 2005 and January 1, 2006 to July 31, 2006 our wholly owned subsidiary, E-ware Corporation Limited, paid a total of $297 and $7,111 respectively, for the rental of office space pursuant to an oral arrangement with Grand Power Express International Ltd. This office space was occupied by our company and by E-ware Corporation Limited. On October 11, 2006, E-Ware Corporation Limited entered into a written sub-lease with Grand Power Express International Ltd. for a portion of approximately 4,000 square feet of office space for the period from June 5, 2006 to June 4, 2009 (both days inclusive). Pursuant to this sub-lease we lease approximately 28% of the total of approximately 4,000 square feet at a monthly cost of $14,454. The balance of this office space is occupied by Grand Power Express International Ltd. For the period from June 5, 2006 to --December 31, 2006, E-Ware Corporation Limited paid a total of $75,089 for the rental of this office space to Grand Power Express International Ltd. Grand Power Express International Ltd. is a related party because Ricky Chiu, our President and a director of our company, is also a director of Grand Power Express International Ltd.

-On September 1, 2006 our wholly owned subsidiary, E-Ware Corporation Limited, entered into a management services agreement with Grand Power Express International Ltd. whereby Grand Power Express International Ltd. agreed to provide corporate management services, including public company compliance, fund raising, potential mergers and acquisitions, accounting services, internal control procedures, human resources and administrative services for our company at a monthly cost of $12,724.95 (the agreement provides for a monthly cost of HK$99,000 We have converted this to U.S. dollars at a rate of one Hong Kong Dollar per US$0.128535) . For the period from September 1, 2006 to December 31, 2006, our wholly-owned subsidiary, E-Ware Corporation Limited, paid a total of $41,389 to Grand Power Express International Ltd for management services under this agreement. Grand Power Express International Ltd. is a related party because Ricky Chiu, our President and a director of our company, is also a director of Grand Power Express International Ltd.

-For the period from January 1, 2006 to December 31, 2006, our wholly-owned subsidiary, E-Ware Corporation Limited, paid a total of $35,488 for airline tickets and hotel arrangements to Bao Shinn International Express Ltd. Bao Shinn International Express Ltd. is a related party because Ricky Chiu, our President and a director of our company, is also the President of Bao Shinn International Express Ltd. Mr. Chiu is also the beneficial owner of 6.45% of Bao Shinn common stock. Bao Shinn International Express Ltd. provides these travel services to our company on an “open account basis” pursuant to an oral understanding.

-From October 2005 to August, 2006, Glory Team Industrial Limited provided consulting services to our wholly-owned subsidiary, Bioplanet Distribution Sdn Bhd (formerly, Eatware Malaysia Sdn Bhd), pursuant to an informal oral agreement. These consulting services were provided in connection with our Malaysia project. As at September 30, 2006, a total of $100,107 was accrued and currently remains outstanding. Glory Team Industrial Limited is a related party because, at the time these services were rendered, it owned 12,000,000 shares of our common stock.

-On December 7, 2005, our wholly owned subsidiary, Starmetro Group Limited, entered into a licensing agreement with Glory Team Industrial Limited providing for, among other things, the licensing of certain intellectual property rights including the use of the "Eatware" brand name. On May 8, 2006, our company acquired all of the shares of Starmetro Group Limited from, among others, Glory Team Industrial Limited. On November 13, 2006, our company entered into an agreement with Glory Team Industrial Limited and Eddie Chou (one of our directors), whereby we agreed to change the name of our company from “Eatware Corporation” to another name in exchange for the cancellation of the 12,000,000 shares of common stock of our company then owned by Glory Team Industrial Limited. Glory Team Industrial Limited is a related party because Glory Team Industrial was a shareholder of our subsidiary, Starmetro Group Limited, until May 8, 2006, and a shareholder of our company from May 8, 2006 until these shares were cancelled pursuant to the agreement referred to, above.

-On March 27, 2007, $231,067 was owed to us by our directors Ricky Chiu and Eddie Chou pursuant to a prior arrangement. In accordance with an understanding between us and Ricky Chiu and Eddie Chou, the balance is to be repaid over 12 months. Since March 28, 2007, $19,198 has been paid to us by Ricky Chiu and Eddie Chou, and $211,869 remains outstanding on the debt.

Corporate Governance

We currently act with seven (7) directors: Gerald Lau, Eddie Chou, Edwin Chan, Hilary Chu, Ricky Chiu, Alex Chan and Wong Lai Wah.

Committees of the Board

All proceedings of the board of directors for the year ended December 31, 2006 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this prospectus.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share exchange agreement dated February 8, 2007 between our company, Roots Biopack Group, Good Value Galaxy Limited, Joyful Services Ltd., Legend View Holdings Ltd, Erich Muller Holding AG, and Eddie Chou and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 11, 2007).

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).
3.6

Articles of Merger filed with the Secretary of State of Nevada on November 21, 2006 effective on November 26, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2006).

3.7

Articles of Merger filed with the Secretary of State of Nevada on February 21, 2007 effective on February 26, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 27, 2007).

(10)	Material Contracts
10.1

Technology License and Materials Purchase Agreement with Glory Team Industrial Ltd., Starmetro Group Limited dated December 7, 2005 (incorporated by reference from our quarterly report on Form 10-QSB filed on November 20, 2006).

10.2	Agreement dated effective November 13, 2006 with Glory Team Industrial Ltd. and Eddie Chou S. Hou (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2006).
10.3	Share Exchange Agreement dated January 5, 2007 among our company, Roots, the Stockholders, Chou and Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 10, 2007).
10.4	Agreement for Transfer of State-Owned Land Usage Right (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)
10.5	Factory Leasing Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)
10.6	Factory Leasing Agreement – Translation (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003).
(21)	Subsidiaries of the Small Business Issuer
Roots Biopack Group
Roots Biopack Limited
Roots Biopack (Intellectual Property) Limited
Expert Result Group Limited
Roots Biopack Limited
Jiangmen Roots Biopack Ltd.
Eglinton Group Limited
Starmetro Group Limited
E-ware Corporation Limited
Bioplanet Distribution Sdn Bhd
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gerald Lau
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Eddie Chou
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $10,500 and $10,500, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Gruber & Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $4,750 and $0, respectively.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Gruber & Company, LLC for other non-audit professional services, other than those services listed above, totalled $0 and $0, respectively.

We do not use Gruber & Company, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Gruber & Company, LLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Gruber & Company, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Gruber & Company, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Gruber & Company, LLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOOPACK ENVIRONMENTAL SOLUTIONS INC.

By:	/s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 16, 2007

By:	/s/ Eddie Chou
Eddie Chou
Principal Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
Principal Executive Officer)
Date: April 16, 2007

By:	/s/ Eddie Chou
Eddie Chou
Principal Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2007

By:	/s/ Ricky Chiu
Ricky Chiu
Director
Date: April 16, 2007

By:	/s/ Hillary Chu
Hillary Chu
Director
Date: April 16, 2007

By:	/s/ Edwin Chan
Edwin Chan
Director
Date: April 16, 2007