Form 10QSB
period 2007-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2007-05-21
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong
(Address of principal executive offices)

852.3586.1383
(Issuer’s telephone number)

________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

173,819,159 common shares issued and outstanding as of May 21, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Intentionally left blank

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and equivalents	$553,481	$801,795
Accounts receivable	64,988	--
Prepaid expenses and other assets	750,222	24,580
Total current assets	1,368,691	826,375

Property, plant and equipment, net	221,616	220,931
Deposits	238,976	128,583
Advances to related parties	2,146,660	2,256,099
Total assets	3,975,943	3,431,988

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,772,850	1,354,716
Accrued income taxes	271,190	244,587
Vehicle obligation payable	26,721	27,567
Deferred taxes	1,880	1,889
Due to related parties	623,239	1,362,484
Total current liabilities	2,695,880	2,991,243

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,000,000 shares issued and outstanding	--	1,000
Common stock; $.0001 par value; 500,000,000 shares authorized;
173,819,421 and 82,526,196 shares issued and outstanding	17,382	8,253
Additional paid-in capital	12,548,825	11,414,830
Stock issued at less than par value	(2,683)	(2,683)
Retained deficit	(11,186,497)	(10,987,254)
Accumulated other comprehensive income	(96,964)	6,599
Total stockholders' equity	1,280,063	440,745

Total liabilities and stockholders' equity	$3,975,943	$3,431,988

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Revenues, net	$798,499	$1,655,591
Cost of revenues	521,761	1,312,026
Gross profit	276,738	343,565
Expenses
General and administrative	449,163	191,090
Total operating expenses	449,163	191,090
Loss from continuing operations	(172,425)	152,475

Loss from discontinued operations		(340,637)
Loss from operations	(172,425)	(188,162)
Interest income	938	2,089
Interest expense		(454)
Loss before income tax	(171,487)	(186,527)
Income tax	(27,758)	(34,025)
Net income	$(199,245)	$(220,552)
Earnings per share	$(0.00)	$(3.75)
Weighted average common shares outstanding	83,710,795	58,670

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Cash
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$(199,245)	$(220,552)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,487	948
Deferred income taxes	--	473

Other comprehensive income (loss)	(103,563)	--
Changes in assets and liabilities:
Accounts receivable	(64,988)	201,625
Prepaid expenses and other assets	(725,642)	(7,868)
Accounts payable and accruals	418,127	236,845

Accrued income taxes	26,603	33,430
Net cash ( used in) provided by operating activities	(644,221)	244,901

Cash flow from investing activities
Purchase of property and equipment	(5,172)	(16,098)
Increase in deposit	(110,393)	(2,923)
Net cash used in investing activities	(115,565)	(19,021)

Cash flow from financing activities
Proceeds from notes payable
Repayment of notes payable	(846)	(123,147)
Increase in due to related parties	512,318	--
Advances to related parties	--	(176,757)
Proceeds from issuance of common stock	--	220,000
Net cash provided by financing activities	511,472	(79,904)

Net change in cash	(248,314)	145,976

Net cash used in discontinued operations	--	(82,152)

Cash, beginning of year	801,795	63,824
Cash, end of period	$553,481	$127,648

Supplemental disclosure of cash flow information:
Cash paid for income taxes	--	--
Cash paid for interest	$--	$19,744
Non-cash investing and financing activities:

Stock issued to retire debt to related parties	$1,143,124	--

See accompanying notes to consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

1. The Company

Biopack Environmental Solutions Inc. and Subsidiaries (formerly Star Metro Corp.) is principally engaged in the provision of total packaging solutions in global green packaging industry, delivering services ranging from product design and development, product testing, quality assurance, sales and distribution to customer services. The Company markets 100% biodegradable food containers and industrial packaging products in Europe, North America and Asia.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of Biopack Environmental Solutions Inc. and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated from the consolidated financial statements.

Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include the valuation of accounts receivable, the estimation of useful lives of property, plant and equipment, and deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowances for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written against the allowance when identified. The Company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. The Company does not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days. The Company did not record an allowance for doubtful accounts at March 31, 2007 due to no bad debt experience during the period.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2007, no impairment loss has been recognized.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Transactions

The Company’s functional currency is Hong Kong Dollars (“HKD”) and Malaysia Ringatt (“MYR”)and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

It is managements’ opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

The Company is exposed to certain foreign currency risk from export sales and import purchase transactions and recognized accounts receivable and payable as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting period.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers payment practices to minimize collection risk on accounts receivable. New Accounting Pronouncements In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets” this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property, Plant and Equipment, net

Cost

Leasehold improvements	$5,414
Motor vehicle	44,528
Office furniture and equipment	32,335
Computer equipment	9,733
Construction in progress	152,083
244,093
Accumulated depreciation	(22,477)

$221,616

Depreciation expense for the three months ended March 31, 2007 was $4,487 Construction in progress

The Company intends to build and operate a production plant in Malaysia. As of December 31, 2006, the Company had spent $152,083 on the construction. These costs are included on the balance sheet in the property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating.

4. Discontinued Operations

The Company’s management determined that they would discontinue the digital media business of ZKid Network Company. Therefore, all operations of this business pursuit are classified as “discontinued operations” in the accompanying financial statements.

5. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These consolidated financial statements show that the Company has a working capital deficit of $1,327,189 and that the Company has sustained losses totalling $11,186,497 since inception. The future of the Company is dependent upon its continuing successful operations, or raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Commitments and Contingencies

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

Future minimum payments under operating leases and corporate management service agreements as of March 31, 2006 are as follows:

2007	$277,760
2008 - 2010	466,656

$744,416

The Company has a commitment to purchase three tracts of real estate totalling $2,633,527 and for contribution to a subsidiary totalling $24,816,448

7. Income taxes

The provision for income taxes at March 31, 2007 is as follows:

Hong Kong profits tax	$27,758

8. Common Stock Transactions

On March 27, 2007, the Company closed a share exchange agreement with Roots Biopack Group Limited and its stockholders. In accordance with the terms of the share exchange agreement, the Company acquired all of the one hundred shares of issued and outstanding common stock of Roots Biopack Group Limited in exchange for 91,293,255 share of the Company’s common stock. As additional consideration, two of the Company’s directors transferred 18,000,000 shares of the Company’s common stock held by them to the shareholders of Roots Biopack Group Limited.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Vehicle Obligation Payable

The Company has an agreement to lease a motor vehicle under a direct financing lease. The payment for this direct financing lease is $373 per month. This obligation is included in the balance sheet under current liabilities.

10. Pension Plans

The Company participates in a defined contribution pension plan under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to the “MPF” is to make the required contributions under the Plan.

The assets of the Plan are controlled by the trustees and held separately from those of the Company. Total pension cost for the three months ended March 31, 2007 was $3,558.

11. Advance to Related Parties

The Company has advanced $2,146,660 to a related company as of March 31, 2007. The advances are unsecured, interest free, and have no fixed terms of repayment.

Pursuant to a letter of intent entered into with the related company on January 8, 2007, the Company intends to purchase property, plant and equipment from the related company in consideration of approximately $1,800,000. The Company intends to offset this consideration with the advance.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Biopack Environmental Solutions Inc. and our subsidiaries, unless otherwise indicated. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate History

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

On March 20, 2006, we changed our name from ZKid Network Co. to Eatware Corporation.

On May 8, 2006, we closed a share exchange agreement with Starmetro Group Limited, which became our wholly-owned subsidiary. Under the terms of the share exchange agreement we exchanged 60,000,000 shares of our company for 100% of the issued and outstanding shares of Starmetro Group Limited at a ratio of 1 share of our common stock for each 2,000 shares of Starmetro Group Limited’s stock. As a result of the share exchange agreement, we became engaged in the development of a line of biodegradable, single use, food and beverage containers.

On November 27, 2006, we changed our name from “Eatware Corporation” to “Star Metro Corp.”. We were required to effect this name change by the terms of an agreement we entered into on November 13, 2006, with Glory Team Industrial Limited and Eddie Chou. We effected this name change by merging Star Metro Corp., our newly incorporated and wholly-owned subsidiary that was created for this purpose, into our company, with our company carrying on as the surviving corporation under the name “Star Metro Corp.”

On February 26, 2007, we changed our name from “Star Metro Corp.” to “Biopack Environmental Solutions Inc.” This name change was effected by merging Biopack Environmental Solutions Inc., our newly incorporated and wholly-owned subsidiary that was created for this purpose, into our company, with our company carrying on as the surviving corporation under the name “Biopack Environmental Solutions Inc.”

On March 27, 2007, we completed a share exchange with the shareholders of Roots Biopack Group Limited, a company formed under the laws of the British Virgin Islands. Under the terms of the share exchange agreement we acquired all of the issued and outstanding common shares of Roots Biopack Group Limited in exchange for the issuance by our company of 90,000,000 common shares to the former shareholders of Roots Biopack Group. As of the closing date of the share exchange agreement, the former shareholders of Roots Biopack Group held approximately 62.13% of the issued and outstanding common shares of our company.

Prior to our acquisition of the common shares of Roots Biopack Group, we had one wholly owned subsidiary, Starmetro Group Limited, which is incorporated in the British Virgin Islands. Starmetro Group Limited, in its turn, had two wholly owned subsidiaries: E-ware Corporation Limited, a Hong Kong corporation, and Bioplanet Distribution Sdn Bhd, a Malaysian corporation.

When we acquired Roots Biopack Group Limited, we also acquired its subsidiaries. The following table shows our corporate structure following the acquisition of Roots Biopack Group Limited:

Since the completion of our share exchange with the former shareholders of Roots Biopack Group Limited, we have begun the process of integrating our existing business, being the development of a line of biodegradable, single use, food and beverage containers, with the Roots Biopack Group business, which consists of the development, manufacture, distribution and sale of biodegradable food container and industrial packaging products made from natural materials. Because we are the successor business to Roots Biopack Group and because the operations and assets of Roots Biopack Group represents our entire business and operations from the date of completion of the share exchange, our management's discussion and analysis is based on Roots Biopack Group financial results for the relevant periods.

For accounting purposes, Roots Biopack Group Limited is considered the acquirer in our transaction and is therefore treated as our predecessor entity as of March 27, 2007. Therefore, beginning with this quarterly report on Form 10-QSB, which is our periodic report for the quarter in which the acquisition was consummated, we will file annual and quarterly reports based on the December 31 fiscal year-end of Roots Biopack Group Limited. The financial statements included in these periodic reports will depict the operating results of Roots Biopack Group Limited, including the acquisition of our company, from March 27, 2007.

General Overview

The address of our principal executive office is 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong. Our telephone number is 852.3586.1383.

Our Malaysia subsidiary, Bioplanet Distribution Sdn Bhd, maintains an office located at Suite E-09-07, Level 9, Block E, Plaza Mont' Kiara, No. 2, Jalan Kiara, Mont' Kiara, 50480 Kuala Lumpur, Wilayah Persekutuan, Malaysia. Our telephone number at this office is 603.6203.9899.

Our newly acquired subsidiary, Roots Biopack Limited, leases office space at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong. However, management of this subsidiary has recently decided to move into our principal executive office.

Our common stock is quoted on the OTC Bulletin Board under the symbol “BPEV”.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page 11 below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

We caution the reader that important factors in some cases have affected and, in the future, could materially affect our actual results and could cause our actual results in the future to differ materially from the results expressed in any estimates, projections or other “forward-looking statements” contained in this quarterly report on Form 10-QSB. Except as may otherwise be required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

Our Business

We develop, manufacture and distribute bio-degradable food containers and disposable industrial packaging. Our products are currently manufactured by an independent factory located in Shunde City, China but we are in the pre-development stage of setting up our own production facilities. To date land has been identified, and a deposit has been made. In addition we have recently negotiated the lease of a factory that will come on line in the second quarter. Based on the increasing demand for the products, the company is planning to install 4 production lines at this new factory within this year (Phase 1). Production is expected to commence during the fourth quarter this year, with an annual production capacity of about 450 million pieces. During Phase 1 development, we expect to achieve approximately 300 million pieces in 2007. Based on the preliminary estimates for Phase 2 & 3, we believe that we can achieve a much higher production capacity targeting 700 million pieces in 2008 and 1.4 billion pieces in 2009.

Our sales and marketing team is located primarily in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

Industry Overview

Currently, the majority of disposable packaging products are made from plastic, paper or polystyrene, which are typically non-recyclable and non-biodegradable. As a result, the only method to dispose of plastic, paper, or polystyrene disposable packaging products is to discard them in landfills. Consequently, millions of tons of plastic, paper, or polystyrene disposable packaging products are discarded in landfills across the world each year. In the last decade there has been increasing public concern over the harmful impact that plastic, paper, or polystyrene disposable packaging products have on the environment. Because of this public concern (i) governments located across the world have begun to adopt regulations intended to restrict and in some cases even ban the use of plastic, paper, or polystyrene disposable packaging products and (ii) multi-national corporations have begun to seek an alternative to plastic, paper, or polystyrene disposable packaging products that is less harmful to the environment. As these trends continue, we believe that market for biodegradable food containers and industrial packaging products will face rapid growth in the future.

Result of Operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

During the three-month period ended March 31, 2007 we had a net operating loss of $177,425 ($188,162 Q1-2006). We incurred significant costs in the areas of marketing, branding and product development. Sales for the period were down marginally due to seasonal demand and the restructuring of our company and gross profit margins improved significantly.

Net Sales and Cost of Sales

Net sales for the three-month period ended March 31, 2007 were $798,498 ($1,655,591 – Q1 2006). Sales were seasonally low due in part to the long Chinese New Year holiday and in part to retooling and changes at our production facility. These changes at our production facility were completed shortly after the period end and, on May 17, 2007 we signed a letter of intent to secure additional production facilities.

Cost of sales for the period was $521,761 ($1,312,026 – Q1 2006), which provided a gross margin of 34.66% (20.75% - Q1 2006). The improvement in the margin is the result of as an increase of the unit selling price reflecting the change in the sales mix to higher priced and more sophisticated pieces. Raw materials unit cost remains unchanged for this quarter.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2007 were $449,163 ($191,090 – Q1 2006). The increase in operating expenses was due primarily to marketing and other costs associated with the business combination. Many of these costs are expected to be non-recurring.

Other Income and Expenses

We incurred interest expenses for the three months ended March 31, 2007 of $Nil. We incurred interest expenses for the three months ended March 31, 2006 of $454. The decrease in interest expenditures of $454 for the three months ended March 31, 2007 was primarily due to an due to advance from the third party.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital and purchase of machinery for developing our planned Roots Biopark.

Capital Resources

For the three-month period ended March 31, 2007 we had a working capital deficiency of $1,327,189 compared to a working capital deficit of $2,164,868 during the three-month period ended March 31, 2006. The improvement in working capital of $837,679 for the period was primarily due to improving results of operations and funding from related parties. Capital was used for the deposit on the pending the acquisition of real estate for the development of production facilities in Jiangmen, China. Currently we have placed a deposit for $127,980.34 and have the options to purchase 3 vacant adjacent properties, appropriately zoned for factories. For the three months ended March 31, 2007, we had cash and cash equivalents of $553,481. For the three months ended March 31, 2006, we had cash and cash equivalents of $801,795. The decrease in cash equivalents of $248,314 for the three months ended March 31, 2007 was primarily due to a requirement for cash in the retooling of the manufacturing as well as the deposit on the purchase of land required for future development. The deposit required for lease for additional factory space signed in the quarter required a deposit of $39,545.

Cash Flow Used in Operating Activities

For the three months ended March 31, 2007 our operating activities used cash of $644,221. For the three months ended March 31, 2006 our operating activities provided cash of $244,901. The increase in cash used in operating expenses of $889,122 for the three months ended March 31, 2007 was primarily due to prepaids and deposits in the expansion of the manufacturing operations.

Cash Flow Used in Investing Activities

For the three months ended March 31, 2007 investing activities used cash of $115,565. For the three months ended March 31, 2006 investing activities used cash of $19,021. The decrease in cash used in investing activities of $96,544 for the three months ended March 31, 2007, was primarily due to a decrease in deposits.

Cash Flow Provided by Financing Activities

For the three months ended March 31, 2007 cash flow provided by financing activities provided cash of $511,472. For the three months ended March 31, 2006 cash flow provided by financing activities used cash of $79,904. The increase in was primarily due to advances from a third party, Begonia Participation Corp.

Capital Expenditures

We incurred capital expenditures in vehicle and computer equipment. As of March 31, 2007, we had the following material commitments for capital expenditures:

3 Parcels of Land totalling 198.9 acres	$2,709,861
Machinery & Equipment	7,000,000
Ancillary equipment & Installation	400,000
Production moulds	400,000
Phase I of the construction

Over the next twelve months, we expect to spend approximately $18 million USD on capital expenditures.

Commitments and Contingencies

We lease three offices. We lease our Hong Kong office pursuant to a lease for a period of three years beginning June 2, 2006 and ending June 4, 2009, with monthly payments of $9,212 per month. We lease our Malaysia office pursuant to a lease for a period of one year beginning December 15, 2006 and ending December 14, 2007 with monthly payments of $1,243 per month. Our new subsidiary, Roots Biopack Limited, leases an office at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong, for a monthly rent of $4,276. This lease will expire November 14, 2008.”

We lease office equipment and office renovations. The lease is for a period of three years beginning June 5, 2006 and ending June 4, 2009 with monthly payments of $2,892 per month.

We have an agreement to pay for corporate management services for the period beginning September 1, 2006 and ending May 31, 2009. The management fee is in the amount of $12,727 per month.

We have a lease agreement for the Roots Biopark factory complex in Jiangmun, commencing March 1, 2007 and ending Feb 29, 2022, the monthly payments are $12,993.

The following table shows a projection of future minimum payments under operating leases and corporate management service agreements as of December 31, 2006:

2007	$526,317
2008	498,921
2009	274,664
$1,299,902

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

Accounts receivable

Accounts receivable are stated at original amounts less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. Full allowances for doubtful receivables are made when the receivables are overdue for 1 year and an allowance is also made when there is objective evidence that we will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

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

Advertising and promotion expenses

Advertising and promotion expenses are charged to expenses as incurred.

Income taxes

We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive income

We have adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of our foreign currency translation adjustments.

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

Basic and diluted earnings per share

We report basic earnings or loss per share in accordance with SFAS No. 128.

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of our shares represents the common stock outstanding during the years.

RISK FACTORS

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the we will continue as a going concern. These consolidated financial statements show that we have a working capital deficit of $1,327,189 and that the we have sustained losses totalling $11,186,497 since inception. The future of our Company is dependent upon its continuing successful operations, or raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We rely on a number of different suppliers to supply us with the materials that we require to manufacture our disposable packaging products. We could be adversely affected by an increase in our suppliers’ prices or a significant decline in our suppliers’ financial condition. As a result, our business may fail and investors may lose their entire investment.

We rely on a number of different suppliers to supply our company with the materials that we require to manufacture our disposable packaging products. We could be adversely affected by an increase in any one of our suppliers’ prices or a significant decline in any one of our suppliers’ financial conditions. If the relationship with anyone one of our suppliers is terminated and we are unsuccessful in establishing a relationship with an alternative supplier who offers similar products at similar prices, our results of operations could be adversely affected. As a result, our business may fail and investors may lose their entire investment.

We rely on a number of distributors to distribute our disposable packaging products to customers. We could be adversely affected by an increase in our supplier’s prices or a significant decline in our supplier’s financial condition. As a result, our business may fail and investors may lose their entire investment.

We rely on a number of distributors to distribute our disposable packaging products to our customers. We could be adversely affected by an increase in our distributors’ prices of distribution services or a significant decline in our distributors’ financial condition. If the relationships with any one of our distributors is terminated and we are not successful in establishing a relationship with an alternative distributor who offers similar services at similar prices, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

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

Our international operations subject us to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations include the following:

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

In addition, we source all of our manufacturing in China. China is experiencing very rapid economic growth which could have a negative impact on our business activities there. These include worsening inflation, fluctuations in the yuan, and challenges to the nation's electric power supply capacity. In addition, developments in China's financial system and current legislative trends could pose future business risks, including changes to its laws that might prohibit or restrict foreign ownership.

The limitation of our available manufacturing capacity due to significant disruption in our manufacturing operation could have a material adverse effect on sales revenue and results of operations and financial condition.

We manufacture our disposable packaging products using complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages or equipment failures. If production at our manufacturing plant is disrupted for any number of reasons, manufacturing yields may be adversely affected and we may be unable to meet our customers’ requirements. Consequently, our customers may purchase disposable food packaging products from our competitors. This could result in a significant loss of revenues and damage to our customer relationships, which could materially adversely effect our business, results of operations or financial condition.

Our disposable packaging products may be perceived poorly by environmental groups, customers and government regulators, which could have an adverse effect on our business, causing us to cease operations.

Our success depends substantially on our ability to manufacture disposable packaging products that are less harmful to the environment than disposable packaging products, which are made from plastic, paper or polystyrene. Although we believe that our disposable packaging products are less harmful to the environment than other disposable packaging products, which are made from paper, plastic and polystyrene, our disposable packaging products may also possess characteristics that environmental groups could perceive as negative for the environment. When biodegradable waste is disposed of in landfills, it breaks down under uncontrolled anaerobic conditions. This produces landfill gas, which if not harnessed, escapes into the atmosphere. Landfill gas contains methane, a more harmful greenhouse gas than carbon dioxide. The European Union Landfill Directive puts key requirements on member states for the management of biodegradable waste in order to stop global warming. Whether, on balance, our disposable packaging products are better for the environment than other disposable packaging products, which are made from either plastic, paper or polystyrene is a somewhat subjective judgment. Environmental groups, customers, and governmental regulators may not agree that our disposable packaging products have an advantage over other disposable packaging products, which are made from plastic, paper or polystyrene. If our disposable packaging products are perceived as being harmful to the environment, our revenues will likely suffer and as a result we could go out of business.

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

Our executive officers and directors, in the aggregate, beneficially own 78.30% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management at March 31, 2007, including our company’s principal executive officer and our principal financial officer. Based upon that evaluation, our company’s principal executive officer and our principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder is an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2007, in connection with the closing of a share exchange agreement, we issued 90,000,000 shares of our common stock to the former shareholders of Roots Biopack Group Limited. We issued the common shares in an offshore transaction in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

On March 27, 2007, in connection with the closing of a share exchange agreement, we issued 987,733 and 305,492 of our common stock to Ricky Chiu and Eddie Chou, two non U.S. persons who are also directors and officers of our company, in conversion of debt owed by us to them. We issued the common shares in an offshore transaction in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

By letter dated April 12, 2007 an attorney claiming to represent Good Value Galaxy Limited, a British Virgin Islands corporation that is a significant shareholder of our company, advised us that all of the issued shares of Good Value Galaxy Limited had been transferred. This attorney advised that the shares of Good Value Galaxy Limited, which had previously been beneficially owned by Gerald Lau, our President and Chairman of our board of directors, had been transferred to Oung Cheng Hai effective April 11, 2007. In addition, this attorney advised that Gerald Lau, who had previously been the sole director of Good Value Galaxy Limited, had resigned as a director of that company and Mr. Albert Oung had been appointed as the sole director of Good Value Galaxy Limited.

In a second letter, also dated April 12, 2007, this same attorney advised that he represented both Good Value Galaxy Limited and Joyful Services Limited and that these two companies owned in excess of 10% of our company’s issued and outstanding common shares. This attorney, allegedly on behalf of Good Value Galaxy Limited and Joyful Services Limited, demanded that our company convene a special meeting of our shareholders to consider and pass resolutions to remove Gerald Lau (our President and a director) and Edwin Chan (a director of our company), appointing Albert Oung and Patrick Oung to serve as directors from that date forward.

Upon our receipt of this correspondence, our attorneys asked Gerald Lau for confirmation of the alleged transfer of shares of Good Value Galaxy Limited and they asked the attorney making the allegations to provide us with credible evidence to support his allegations. Mr. Lau’s attorneys informed us that no such transfer had taken place and that Mr. Lau continued to be the sole shareholder of both Good Value Galaxy Limited and Joyful Services Limited. The attorney making the allegation that the shares of Good Value Galaxy Limited were transferred to Oung Cheng Hai has not yet provided us with any credible evidence that this alleged transfer took place. In light of the absence of credible evidence of a transfer and the assertion from Gerald Lau, through his attorneys, that there has been no such transfer, we do not currently intend to comply with the requests of April 12, 2007.

On May 8, 2007, we received a letter from a different law firm asserting that it represented Good Value Galaxy Limited and Joyful Services Limited and enclosing a document alleged to be the written consent of Good Value Galaxy Limited and Joyful Services Limited. Albert Oung signed this alleged written consent on behalf of each of Good Value Galaxy Limited and Joyful Services Limited. The alleged written consent purports to appoint Albert Oung and Patrick Oung to our board of directors effective immediately and to amend and restate our Bylaws. Our attorneys replied to this letter of May 14, 2007, stating that we cannot accept the claim that ownership of the shares of Good Value Galaxy Limited and Joyful Services Limited has been transferred absent receipt of a persuasive explanation of the circumstances of the transfer and credible evidence showing how and why the alleged transfer took place. We have not yet received any such explanation or credible evidence. Until we do, we cannot accept the alleged written consent as the act of Good Value Galaxy Limited and Joyful Services Limited.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number
(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

By: /s/ Gerald Lau
Gerald Lau
President, Principal Executive Officer and Director
(Principal Executive Officer)
Date: May 21, 2007

By: /s/ Eddie Chou
Eddie Chou
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: May 21, 2007