Form 10QSB
period 2007-06-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2007-08-21
CIK 1109153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

173,819,159 common shares issued and outstanding as of Aug 14, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

CW1360087.4

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Biopack Environmental Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006

Assets
Current assets
Cash and equivalents	$61,626	$801,795
Accounts receivable	540,577	--
Prepaid expenses and other assets	1,672,633	24,580
Total current assets	2,274,836	826,375

Property plant and equipment, net	219,286	220,931
Deposits	158,666	128,583
Advances to related parties	2,254,865	2,256,099
Total assets	4,907,653	3,431,988

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	2,334,937	1,354,716
Accrued income taxes	267,801	244,587
Vehicle obligation payable	25,604	27,567
Deferred taxes	1,879	1,889
Due to related parties	1,186,002	1,362,484
Total current liabilities	3,816,223	2,991,243

Stockholders' equity
Preferred stock, 10,000,000 shares authorized at $.001,
par value, -0- and 1,000,000 shares issued and outstanding
at June 30, 2007 and 2006	--	1,000
Common stock, 500,000,000 shares authorized,
$.0001 par value; 173,821,155 and 67,827,859
issued and outstanding at June 30, 2007 and 2006	17,382	6,782
Additional paid-in capital	232,903	(690,378)
Stock issued at less than par value	(2,683)	(2,683)
Retained earnings	742,028	1,119,425
Accumulated other comprehensive income	101,800	6,599
Total stockholders' equity	1,091,430	440,745

Total liabilities and stockholders' equity	$4,907,653	$3,431,988

See accompanying notes to consolidated financial statements

CW1360087.4

Biopack Environmental Solutions, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues, net	$794,623	$1,655,590	$1,593,122	$3,311,181

Cost of revenues	454,115	1,312,026	975,876	2,624,052

Gross profit	340,508	343,564	617,246	687,129

Expenses

General and administrative	468,735	178,103	917,170	369,193

Total operating expenses	468,735	178,103	917,170	369,193

Income (loss) from operations	(128,227)	165,461	(299,924)	317,936

Interest income	62	2,090	1,000	4,179

Interest expense	(53,240)	(454)	(53,968)	(908)

Income (loss) before income tax	(181,405)	167,097	(352,892)	321,207

Income tax	(3,251)	34,025	24,507	68,050

Net income (loss)	$(178,154)	$133,072	$(377,399)	$253,157

Earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.01

Weighted average common
shares outstanding	159,121,084	39,941,193	103,496,800	19,999,557

See accompanying notes to consolidated financial statements

CW1360087.4

Biopack Environmental Solutions, Inc. and Subsidiaries

Consolidated Changes of Changes in Cash

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$(377,399)	$253,157
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	9,151	474
Deferred income taxes	(10)	237
Other comprehensive income (loss)	95,201	--
Changes in assets and liabilities:
Accounts receivable	(540,577)	50,406
Prepaid expenses and other assets	(1,648,053)	(3,934)
Accounts payable and accruals	980,223	118,423
Accrued income taxes	23,214	16,715
Net cash (used in) provided by operating
activities	(1,458,250)	435,478

Cash flows from investing activities
Purchase of property and equipment	(7,506)	(8,049)
Increase in deposits	(30,083)	(1,462)
Net cash used in investing activities	(37,589)	(9,511)

Cash flow from financing activities
Repayment of vehicle lease obligation	(1,963)	--
Repayment of notes payable	--	(61,574)
Increase in due to related parties, net	756,399	--
Repayment of advances to related parties	1,234	--
Advances to related parties	--	(88,379)
Proceeds from issuance of common stock	--	110,000
Net cash provided by (used in)financing activities	755,670	(39,952)

Net change in cash	(740,169)	386,015

Cash, beginning of year	801,795	63,824

Cash, end of period	$61,626	$449,839

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	53,968	9,872
Non-cash investing and financing activities:
Stock issued to retire debt to related parties	$1,034,580	$--
Preferred shares transferred to treasury	1,000	--

See accompanying notes to consolidated financial statements

CW1360087.4	2

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

1. The Company

Biopack Environmental Solutions Inc. (formerly known as Star Metro Corp.) and its Subsidiaries are principally engaged in the provision of total packaging solutions in global green packaging industry, delivering services ranging from product design and development, product testing, quality assurance, sales and distribution to customer services. The Company markets 100% biodegradable food containers and industrial packaging products in Europe, North America and Asia.

The Company was incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. On April 25, 2001, the Company was acquired by Zkid Network Company and changed its name to ZKid Network Co.

On May 8, 2006, the Company closed a share exchange agreement with Star Metro Group Limited, which became its wholly-owned subsidiary. Under the terms of the share exchange agreement the Company exchanged 60,000,000 shares of its common stock for 100% of the issued and outstanding shares of Star Metro Group at a ratio of 1 share of its common stock for each 2,000 shares of Star Metro Group Limited’s stock. As a result of the share exchange agreement, the Company became engaged in the development of a line of biodegradable, single use, food and beverage containers.

On March 20, 2006, the Company changed its name from ZKid Network Co. to Eatware Corporation.

On November 27, 2006, the Company changed its name from “Eatware Corporation” to “Star Metro Corp.”. The Company effected this name change by merging Star Metro Corp., the Company’s newly incorporated and wholly-owned subsidiary that was created for this purpose, into the Company, with the Company carrying on as the surviving corporation under the name “Star Metro Corp.”

On February 26, 2007, the Company changed its name from “Star Metro Corp.” to “Biopack Environmental Solutions Inc.” This name change was effected by merging Biopack Environmental Solutions Inc., the Company’s newly incorporated and wholly-owned subsidiary that was created for this purpose, into the Company, with the Company carrying on as the surviving corporation under the name “Biopack Environmental Solutions Inc.”

On March 27, 2007, the Company completed a share exchange with the shareholders of Roots Biopack Group Limited, a company formed under the laws of the British Virgin Islands. Under the terms of the share exchange agreement the Company acquired all of the issued and outstanding common shares of Roots Biopack Group in exchange for the issuance of 90,000,000 common shares to the former shareholders of Roots Biopack Group. As of the closing date of the share exchange agreement, the former shareholders of Roots Biopack Group held approximately 62.13% of the issued and outstanding common shares of the Company.

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

CW1360087.4	3

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

Accounts Receivable

Accounts receivable are stated at original amounts less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowances for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written against the allowance when identified. The Company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts are to be fully collectible. The Company does not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days. The Company did not record an allowance for doubtful accounts at June 30, 2007 due to no bad debt experience during the period.

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

CW1360087.4	4

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

CW1360087.4	5

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Effective January 1, 2006, the Company have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

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

CW1360087.4	6

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

CW1360087.4	7

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

CW1360087.4	8

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

3. Property, Plant and Equipment, net

Cost

Leasehold improvements	$5,420
Motor vehicle	44,528
Office furniture and equipment	34,971
Computer equipment	9,733
Construction in progress	152,251
246,903
Accumulated depreciation	(27,617)

$219,286

Depreciation expense for the six months ended June 30, 2007 was $9,151.

Construction in progress:

The Company intends to build and operate a production plant in Malaysia. As of December 31, 2006, the Company had spent $152,251 on the construction. These costs are included on the balance sheet in the property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating.

4. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These consolidated financial statements show that the Company has a working capital deficit of $1,541,387. The future of the Company is dependent upon its continuing successful operations, or raising the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

5. Commitments and Contingencies

The Company leases its office spaces under operating lease agreements. The Company leases its Hong Kong office space pursuant to a lease which has a term of three years beginning June 2, 2006 and ending June 4, 2009, with monthly payments of $8,572 per month. The Company leases its Malaysia office pursuant to a lease for a period of one year beginning December 15, 2006 and ending December 14, 2007, with monthly payments of $1,243 per month. Roots Biopack Limited, leases an office at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong, for a monthly rent of $4,295. This lease will expire November 14, 2008.” Our PRC subsidiary, Jiangmen Roots Biopack Limited, leases 4 vacant properties at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC for the period from March 1, 2007 to Feb 29, 2022, at an initial amount of $12,993.

The Company leases office equipment and office renovations. The lease is for a period of three years beginning June 5, 2006 and ending June 4, 2009 with monthly payments of $2,731 per month.

CW1360087.4	9

The Company entered into a corporate management services agreement for the period September 1, 2006 to May 31, 2009 and have agreed to pay a management fee of $12,438 per month. have an agreement to pay for corporate management services for the period beginning September 1, 2006 and ending May 31, 2009. The management fee is in the amount of $12,438 per month.

The following table shows a projection of future minimum payments under operating leases and corporate management service agreements as of December 31, 2006:

2007	$447,498
2008	452,126
2009	278,636

$1, 178,260

6. Income taxes

The provision for income taxes at March 31, 2007 is as follows:

Hong Kong profits tax	$24,507

7. Acquisition

On March 27, 2007, the Company completed a share exchange with the shareholders of Roots Biopack Group Limited, a company formed under the laws of the British Virgin Islands. Under the terms of the share exchange agreement the Company acquired all of the issued and outstanding common shares of Roots Biopack Group in exchange for the issuance by the Company of 90,000,000 common shares to the former shareholders of Roots Biopack Group. As of the closing date of the share exchange agreement, the former shareholders of Roots Biopack Group held approximately 62.13% of the issued and outstanding common shares of the Company.

Prior to our acquisition of the common shares of Roots Biopack Group, the Company had one wholly owned subsidiary, Starmetro Group Limited, which is incorporated in the British Virgin Islands. Starmetro Group Limited, in its turn, had two wholly owned subsidiaries: E-ware Corporation Limited, a Hong Kong corporation, and Bioplanet Distribution Sdn Bhd, a Malaysian corporation.

Since the completion of the Company’s share exchange with the former shareholders of Roots Biopack Group Limited, we have begun the process of integrating our existing business, being the development of a line of biodegradable, single use, food and beverage containers, with the Roots Biopack Group business, which consists of the development, manufacture, distribution and sale of biodegradable food container and industrial packaging products made from natural materials. Because we are the successor business to Roots Biopack Group and because the operations and assets of Roots Biopack Group represents our entire business and operations from the date of completion of the share exchange, our management's discussion and analysis is based on Roots Biopack Group financial results for the relevant periods.

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

8. Vehicle Obligation Payable

The Company has an agreement to lease a motor vehicle under a direct financing lease. The payment for this direct financing lease is $373 per month. This obligation is included in the balance sheet under current liabilities.

9. Pension Plans

The Company participates in a defined contribution pension plan under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

CW1360087.4	10

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

10. Advance to Related Parties

The Company has advanced $2,145,480 to a related company as of June 30, 2007. The advances are unsecured, interest free, and have no fixed terms of repayment.

Pursuant to a letter of intent entered into with the related company on January 8, 2007, the Company intends to purchase property, plant and equipment from the related company in consideration of approximately $1,800,000. The Company intends to offset this consideration with the advance.

11. Subsequent Event

On August 17, 2007 the Company repaid the principal and accrued interest on a promissory note in the amount of $ 1,133,668 through the issuance of 1,000,000 shares of Series A preferred stock and 1,000,000 shares of newly authorized Series B preferred stock. Each of these preferred shares have thirty votes, and are convertible into five common shares.

CW1360087.4	11

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

On May 8, 2006, we closed a share exchange agreement with Star Metro Group Limited, which became our wholly-owned subsidiary. Under the terms of the share exchange agreement we exchanged 60,000,000 shares of our company for 100% of the issued and outstanding shares of Star Metro Group at a ratio of 1 share of our common stock for each 2,000 shares of Star Metro Group Limited’s stock. As a result of the share exchange agreement, we became engaged in the development of a line of biodegradable, single use, food and beverage containers.

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

CW1360087.4	12

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

For accounting purposes, Roots Biopack Group Limited is considered the acquirer in our transaction and is therefore treated as our predecessor entity as of March 27, 2007. Therefore, beginning with our quarterly report on Form 10-QSB for the first quarter of 2007 (ended March 31, 2007), which was our first periodic report for the quarter in which the acquisition was consummated, we will file annual and quarterly reports based on the December 31 fiscal year-end of Roots Biopack Group Limited. The financial statements included in these periodic reports will depict the operating results of Roots Biopack Group Limited, including the acquisition of our company, from March 27, 2007.

CW1360087.4	13

Effective July 25, 2007, we filed a certificate of designation with the Secretary of State of Nevada, designating 1,000,000 Series B Preferred Shares. Each Series B Preferred Share has the right to thirty (30) votes at any meeting of our shareholders and the right to convert, at any time at the holder’s option, into five (5) common shares in the capital stock of our company.

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

Our newly acquired subsidiary, Roots Biopack Limited, leases office space at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong. Management of this subsidiary moved into our principal executive office on May 21, 2007 and the office space at Hopewell Centre is currently vacant. The lease for this office does not expire until November 14, 2008 and we are actively attempting to sublease the premises or assign the lease to a new tenant.

Our Peoples Republic of China (PRC) subsidiary, Jiangmen Roots Biopack Limited, leases a 4 vacant adjacent properties situated at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC. This area is where we intend to locate our planned factory, named Roots Biopark.

Our common stock is quoted on the OTC Bulletin Board under the symbol “BPEV”.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging. Until mid-May, 2007, our products were manufactured by a factory located in Shunde City, China. In mid-May, 2007 we terminated our relationship with this supplier due to a deterioration in quality and an unstable supply. In July, 2007, we completed arrangements with two independent factories, located in Join-in and in Shenling, PRC, to continue to manufacture our products on an oral “open-order” basis and we intend to continue to rely on these two factories for our production needs until completion of the first phase of our Biopark facility in Jiangmen, PRC. We anticipate that production from these facilities will begin shipping in early September, 2007. The change in factories involved production flow and quality control issues and it has adversely affected our sales. As a result, we anticipate that sale this year will be below our budget.

CW1360087.4	14

Prior to the date that we acquired our wholly-owned subsidiary Roots Biopack Group Limited, Roots Biopack Group Limited had entered into an agreement to purchase land in Jiangmen upon which it intended to build a large new factory facility designed to handle all of its production requirements. We have not yet completed acquisition of this land nor have we commenced construction of any factory at that location and our management is currently considering whether it is in our company’s best interest to proceed with this plan. Also prior to the date of our acquisition of Roots Biopack Group Limited, Jiangmen Roots Biopack Limited, a PRC subsidiary of Roots Biopack Group Limited, entered into a lease for a vacant factory also located in Jiangmen City, PRC. This lease is for a 15 year term. On August 19, 2007, we entered into an agreement with Tayna Environmental Technology Co. Limited, an unrelated third party, to set up phase one of our production facility in that leased factory. Under this agreement with Tayna Environmental, we have agreed to develop and sell to Tayna Environmental the 20 production machines required for the operation of two production lines to be installed in the leased Jiangmen factory. We have agreed to assist Tayna in setting up these production lines for the manufacture of our products, to train personnel and manage the facility and to assist in sales after commencement of operation. We believe that, upon completion of these two production lines, this factory should be capable of producing approximately 320 million pieces a year. At the date of this Form 10-QSB, we have completed the assembly of four production machines and are in the process of assembling an additional eight machines. We are simultaneously putting into place the infrastructure required to begin production and currently anticipate that Tayna Environmental should be in a position to begin production during the fourth calendar quarter of 2007.

Once phase one of our production plan is completed, we intend to begin phase two and three. These call for the development of two additional production lines (with 10 additional machines for each production line). We are targeting an aggregate production capacity of approximately 480,000,000 pieces during 2008.

Our sales and marketing team is located primarily in Hong Kong and is supported by a newly-established sales team in our Malaysia office. Through our sales and marketing team and distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

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

Result of Operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

During the six-month period ended June 30, 2007 we had a net operating loss of $377,399, as compared to $253,157 for the six-month period ended June 30, 2006. The increase in operating loss was due primarily to the cost of marketing, branding and product development, as well as non-recurring professional fees. Sales for the period were down marginally due to seasonal demand, the restructuring of our company and quality control and supply issues with our production facility in Shunde City.

Net Sales and Cost of Sales

Net sales for the six-month period ended June 30, 2007 were $1,593,122, compared to net sales of $3,311,181 for the six-month period ended June 30, 2006. Sales were low due to retooling and changes at our production facility, as well as production and quality control issues at our Shunde City facility. The changes at our production facility were completed shortly after the period end and, on May 17, 2007 we signed a letter of intent to secure additional production facilities.

CW1360087.4	15

Cost of sales for the six-month period ended June 30, 2007 was $975,876, compared to $2,624,052 for the same period in 2006, which provided a gross margin of 38.74%, as compared to 20.75% during the same period of 2006. The difference in the margin is primarily due to the fact that we have a different profit margin on our current source of revenue.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2007 were $917,170, compared to $369,193 during the same period in 2006. The increase in operating expenses was due primarily to marketing and other costs associated with the business combination. Many of these costs are expected to be non-recurring.

Other Income and Expenses

We incurred interest expense for the six months ended June 30, 2007 of $53,968. We incurred interest expense for the six-month period ended June 30, 2006 of $908. The increase in interest expenditures of $53,060 for the six-month period ended June 30, 2007 was primarily due to an interest payable on a promissory note.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of machinery and the cost of infrastructure at our planned production facilities in our leased factory in Jiangmen City, PRC. On June 30, 2007 we had cash of $61,626.

Capital Resources

For the six-month period ended June 30, 2007 we had a working capital deficiency of $1,541,387 compared to a working capital surplus of $2,164,868 during the six-month period ended June 30, 2006. The decrease in working capital for the period was primarily due to payment of an earnest money deposit in the amount of $127,980.34 with respect to the pending acquisition of real estate in Jiangmen, PRC, as well as prepayments and receivables incurred in connection with the development of our leased factory in Jiangmen, PRC. On June 30, 2007, we had cash and cash equivalents of $61,626 as compared to $801,795 for the six-month period ended June 30, 2006.

Cash Flow Used in Operating Activities

For the six months ended June 30, 2007 our operating activities used net cash of $1,458,250. For the six months ended June 30, 2006 our operating activities used net cash of $435,478. The increase in cash used in operating activities is primarily due to the expansion of our operations.

Cash Flow Used in Investing Activities

For the six months ended June 30, 2007 investing activities used net cash of $755,670, compared to net cash generated of $39,952 during the six-month period ended June 30, 2006. The increase in net cash used in investing activities was primarily due to an increase in prepayments.

Cash Flow Provided by Financing Activities

For the six months ended June 30, 2007 cash flow provided by financing activities provided cash of $755,670. For the six months ended June 30, 2006 cash flow provided by financing activities provided cash of $39,952. The increase in cash flow provided by financing activities of $715,718 for the six months ended June 30, 2007 was primarily due to advances from a third party, Begonia Participation Corp.

On August 1, 2007, we entered into a Debt Settlement and Subscription Agreement with Begonia Participation Corp. to settle a Loan and Shareholders’ Agreement dated December 21, 2006. Begonia agreed to accept, in full satisfaction of the $1,133,667.70 owed to them by our subsidiary, Roots Biopack Group Limited, under the Loan and Shareholders’ Agreement between Begonia and Roots Biopack Group, 1,000,000 Series A Preferred Shares in the capital stock of our company and 1,000,000 Series B Preferred Shares in the capital stock of our company. Each Series A Preferred Share and each Series B Preferred Share has the right to thirty (30) votes at any meeting of our

CW1360087.4	16

shareholders and the right to convert, at any time at the holder’s option, into five (5) common shares in the capital stock of our company.

Capital Expenditures

We incurred capital expenditures in vehicle and computer equipment. As of June 30, 2007, we had the following material commitments for capital expenditures:

3 Parcels of Land totalling 198.9 acres	$2,709,861
Machinery & Equipment	83,000
Ancillary equipment & Installation	375,000
Infrastructure construction	180,000
Office renovation	25,000
Production moulds	400,000

Phase I of the construction

Over the next twelve months, we expect to spend $18,000,000 on capital expenditures.

Commitments and Contingencies

We lease three offices. We lease our Hong Kong office pursuant to a lease for a period of three years beginning June 2, 2006 and ending June 4, 2009, with monthly payments of $8,572 per month. We lease our Malaysia office pursuant to a lease for a period of one year beginning December 15, 2006 and ending December 14, 2007 with monthly payments of $1,243 per month. Our new subsidiary, Roots Biopack Group Limited, leases an office at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong, for a monthly rent of $4,295. This lease will expire November 14, 2008 and we are currently attempting to sublease or assign these premises as they are superfluous to our present needs. Our PRC subsidiary, Jiangmen Roots Biopack Limited, leases 4 vacant properties at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC. This leased property will serve as our PRC office and factory. The term of this lease began March 1, 2007 and expires Feb 29, 2022, with monthly rental payments progressively increasing from an initial monthly payment of $12,993.

We lease office equipment and office renovations in Hong Kong. The lease is for a period of three years beginning June 5, 2006 and ending June 4, 2009 with monthly payments of $2,731 per month.

We have an agreement to pay for corporate management services for the period beginning September 1, 2006 and ending May 31, 2009. The management fee is in the amount of $12,438 per month.

The following table shows a projection of future minimum payments under operating leases and corporate management service agreements as of December 31, 2006:

2007	$447,498
2008	452,126
2009	278,636

$1, 178,260

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our consolidated financial statements show that we have a working capital deficit of $1,541,387. The future of our company is dependent upon our continuing to maintain and grow our operations and raising the capital that this growth will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of

CW1360087.4	17

recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Accounts Receivable

Accounts receivable are stated at original amounts less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowances for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written against the allowance when identified. The Company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts are to be fully collectible. The Company does not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days. The Company did not record an allowance for doubtful accounts at June 30, 2007 due to no bad debt experience during the period.

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

CW1360087.4	18

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

Stock-Based Compensation

CW1360087.4	19

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

Effective January 1, 2006, the Company have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the we will continue as a going concern. These consolidated financial statements show that we have a working capital deficit of $1,541,387 and that we have sustained losses totalling $742,026 since inception. The future of our Company is dependent upon its continuing successful operations, or raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

CW1360087.4	20

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

CW1360087.4	21

Counterfeiting or confusingly similar products could harm the image and integrity of, or decrease customer support for, our brands and decrease our sales.

The success of our products depends upon the positive image that consumers have of them. Counterfeiting or the creation of products that look like ours, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our products, could affect the demand for our products. To the extent that third parties sell products that are either counterfeit versions of our products or products that look like our products, consumers of our products could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our products in the future and in turn could impair our brand equity and adversely affect our sales and operations.

We rely on two independent OEM manufacturers to manufacture our disposable packaging products. Since we do not have our own factory, we could be adversely affected if either manufacturer increases their prices or ceases to manufacture our products. As a result, our business may fail and investors may lose their entire investment.

We currently do not have our own production facilities and rely on two independent OEM manufacturers to manufacture our disposable packaging products. We could be adversely affected by an increase in price to manufacture our products. If the relationship with anyone of our manufacturers is terminated and we are unsuccessful in establishing a relationship with an alternative manufacturer who offers similar products at similar prices, our results of operations could be adversely affected. As a result, our business may fail and investors may lose their entire investment.

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

CW1360087.4	22

be effective in each location where we do business and as a result our business could fail and investors could lose their entire investment.

Our international operations subject us to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations include the following:

-	difficulty in enforcing agreements in foreign legal systems;
-

foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

-

fluctuations in exchange rates may affect product demand and may adversely affect our profitability in United States dollars to the extent the price of our products and cost of raw materials is denominated in a foreign currency;

-	Inability to obtain, maintain or enforce intellectual property rights;
-	Changes in general economic and political conditions in the countries in which we operate;
-	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to export duties and quotas;
-	difficulty with staffing and managing widespread operations;
-	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and,
-	difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer and sell our products.

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

CW1360087.4	23

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

CW1360087.4	24

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

CW1360087.4	25

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management at June 30, 2007, including our company’s principal executive officer and our former and existing principal financial officers. Based upon that evaluation, our company’s principal executive officer and our former and existing principal financial officers concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as disclosed below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of

CW1360087.4	26

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

On May 8, 2007, we received a letter from a different law firm asserting that it represented Good Value Galaxy Limited and Joyful Services Limited and enclosing a document alleged to be the written consent of Good Value Galaxy Limited and Joyful Services Limited. Albert Oung signed this alleged written consent on behalf of each of Good Value Galaxy Limited and Joyful Services Limited. The alleged written consent purports to appoint Albert Oung and Patrick Oung to our board of directors effective immediately and to amend and restate our Bylaws. Our attorneys replied to this letter of May 8, 2007, stating that we cannot accept the claim that ownership of the shares of Good Value Galaxy Limited and Joyful Services Limited has been transferred absent receipt of a persuasive explanation of the circumstances of the transfer and credible evidence showing how and why the alleged transfer took place. We have not yet received any such explanation or credible evidence. Until we do, we cannot accept the alleged written consent as the act of Good Value Galaxy Limited and Joyful Services Limited.

On May 31, 2007, our President and Chairman of our board of directors, Gerald Lau, filed a statement of claim in the High Court of the Hong Kong Special Administrative Region – Court of First Instance against Albert Oung, Oung Cheng Hai, Good Value Galaxy Limited and Joyful Services Limited regarding ownership of approximately 54.06% shares of our common stock.

In his statement of claim, Mr. Lau alleges that in or about January 2007, upon him learning of a severe medical condition that he developed, he agreed to execute a declaration of trust in favour of Mr. Oung Cheng Hai which was to take effect upon the completion of a number of conditions. Mr. Lau alleges that he signed a declaration of trust, an instrument of transfer in respect of the one (1) issued share in Good Value Galaxy Limited, a notice of resignation of Good Value Galaxy Limited, a written resolution of the sole director of Good Value Galaxy Limited approving the transfer of the share, the resignation of the sole director and the appointment of Mr. Oung Cheng Hai. Mr. Lau further alleges that all the executed documents were to remain undated and were not to take effect until the following conditions were met:

•

the declaration of trust was to give effect to Mr. Lau’s intentions that the shares in Good Value Galaxy Limited and any funds and benefits derived therefrom were to be utilized for charitable purposes;

•

the declaration of trust should not take effect or become operative until 12 to 18 months after the completion of the share exchange with the shareholders of Roots Biopack Group Limited and our company;

CW1360087.4	27

•

the declaration of trust should not take effect or become operative until after the approval and or clearance from the United State Securities and Exchange Commission is obtained for the transfer of the share in Good Value Galaxy Limited and for the resignation of Mr. Lau from our company; and

•	the declaration of trust was subject to Mr. Lau’s agreement and consent as to the date on which the documents shall take effect or become operative.

Mr. Lau further alleges that while the documents were held in escrow by Mr. Oung Cheng Hai and Mr. Albert Oung, the documents were dated and materially altered in breach of the agreement and the conditions referred to above without the agreement, knowledge or consent of Mr. Lau. In particular, Mr. Lau alleges that the declaration of trust was back-dated to the 17th of September 2003 and the instrument of transfer, notice of resignation and corporate resolution were dated the 11th of April 2007. Mr. Lau seeks redress from the court to declare such documents as ineffective and/or void and/or of no effect.

On July 13, 2007, Foshan City Shunde District Ka Fook Recycle Products Ltd. with its legal representative Mr. Patrick Oung instituted civil proceedings against our wholly owned subsidiary Jiangmen Roots Biopack Limited. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung allege that we and our subsidiary authorized them to handle and establish early stage inspections, assessments, negotiations and all matters which were in the set-up process and to provide consultation services for setting up the factory. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung further allege that during the is period our subsidiary had transferred a total of RMB 5,110,000 to Foshan City Shunde District Ka Fook Recycle Products Ltd. but because of of conflicts arignin gin the course of the set-up processes between directors of our subsidiary, our subsidiary had not checked or reconciled the transactions with Foshan City Shunde District Ka Fook Recycle Products Ltd. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung have asked the court to confirm that RMB 5,110,000 has been paid to Foshan City Shunde District Ka Fook Recycle Products Ltd. and to order our subsidiary to check and reconcile these transactions.

On May 31, 2007, Foshan City Shunde District Ka Fook Recycle Products Ltd. with its legal representative Mr. Patrick Oung instituted civil proceedings against our wholly owned subsidiary Jiangmen Roots Biopack Limited. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung allege that in February 2007 they signed a rental agreement with our wholly owned subsidiary for the sublease of approximately 5,000 m2 in a factory located in Yangjiaokeng Industrial District, Tingyuan Village, Duran Town at a rate of 50,000 yans per month.

Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung further allege that they had moved a number of machines inside the factory and established production of machines for environmentally friendly products. They further allege that on May 4, 2007 a dispute arose amongst the directors of our company and that our subsidiary prohibited them from entering the factory, seized their assets and deliberately used and damaged these properties. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung have asked the court to order our subsidiary to return all machinery, production facilities, materials, products, tools, business data and information and any related property belonging to Foshan City Shunde District Ka Fook Recycle Products Ltd.

On June 4, 2007, pending the hearing of the case, the court ordered that the properties in dispute and RMB 2,800,000 be seized.

Also on June 4, 2007, the court ordered that all materials, including the business information such as accounting records, information registered under the name of Foshan City Green Machiney Factory and placed at the factory area of our wholly owned subsidiary plus our subsidiary’s production equipments, products and the “Minutes of Directors’ Meeting” made on 4th and 5th May, 2007, “Important Special Notice” made on 5th May, 2007, “Notice” made on 11th May, 2007, and the “Rental Agreement” executed by our subsidiary and Foshan City Shunde District Ka Fook Recycle Products Ltd. in February, 2007, shall be seized, detained, photographed, video-taped, copied, investigated, and listed, in order to preserve the evidence.

On May 10, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, and Gerald Lau as our subsidiary’s legal representative filed a report of crime with the Public Security Bureau of Jiangmen City. In the report of crime we alleged that Patrick Oung, a former director of our subsidiary, was given the authority to handle

CW1360087.4	28

the early stages of the establishment of our factory in Jiangmen due to a serious illness to our president, Gerald Lau. We further alleged that in April 2007 we discovered that Patrick Oung had paid a total of RMB 1,000,000 for a factory lease guarantee through our subsidiary’s bank account by affixing our subsidiary’s company seal without proper authorization from its board of directors or legal representative, where the actual factory lease guarantee required was only RMB 309,000. Moreover, we discovered that a total of RMB 610,000 was transferred to Patrick Oung’s personal account on March 6, 7, and 8, 2007. For these reasons, we decided to file a criminal complaint and seek assistance from the Public Security Bureau of Jiangmen City.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2007, in connection with the closing of a share exchange agreement, we issued 90,000,000 shares of our common stock to the former shareholders of Roots Biopack Group. We issued the common shares in an offshore transaction in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

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

On August 17, 2007 the Company repaid the principal and accrued interest on a promissory note in the amount of $1,133,668 through the issuance of 1,000,000 shares of Series A preferred stock and 1,000,000 shares of newly authorized Series B preferred stock pursuant to a Debt Settlement and Subscription Agreement dated August 1, 2007. Each of these preferred shares have thirty votes, and are convertible into five common shares.

We issued the Series A and Series B Preferred Shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

CW1360087.4	29

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

On May 8, 2007, we received a letter from a different law firm asserting that it represented Good Value Galaxy Limited and Joyful Services Limited and enclosing a document alleged to be the written consent of Good Value Galaxy Limited and Joyful Services Limited. Albert Oung signed this alleged written consent on behalf of each of Good Value Galaxy Limited and Joyful Services Limited. The alleged written consent purports to appoint Albert Oung and Patrick Oung to our board of directors effective immediately and to amend and restate our Bylaws. Our attorneys replied to this letter of May 8, 2007, stating that we cannot accept the claim that ownership of the shares of Good Value Galaxy Limited and Joyful Services Limited has been transferred absent receipt of a persuasive explanation of the circumstances of the transfer and credible evidence showing how and why the alleged transfer took place. We have not yet received any such explanation or credible evidence. Until we do, we cannot accept the alleged written consent as the act of Good Value Galaxy Limited and Joyful Services Limited.

On August 1, 2007, we entered into a Debt Settlement and Subscription Agreement with Begonia Participation Corp., to settle a Loan and Shareholders’ Agreement dated as of December 21, 2006. Begonia Participation Corp. has agreed to accept, in full satisfaction of the $1,133,667.70 currently outstanding under the Loan and Shareholders’ Agreement, 1,000,000 Series A Preferred Shares in the capital stock of our company and 1,000,000 Series B Preferred Shares in the capital stock of our company. Each Series A Preferred Share and Series B Preferred Share has the right to thirty (30) votes at any shareholder meeting and the right to convert, at any time at the holder’s option, into five (5) common shares in the capital stock of our company.

On July 24, 2007, Mr. Eddie Chou resigned as our Chief Financial Officer. Concurrently, with Mr. Chou’s resignation, Mr. Edwin Chan was appointed as our Chief Financial Officer. Mr. Chou is continuing to serve as our Chief Technical Officer, Secretary, Treasurer and director.

On May 18, 2007, we entered into a letter of intent with Svena Floor Factory. Under the terms of the letter of intent, Svena Floor Factory will set up a production facility to handle our increased production requirements. Svena Floor Factory has agreed to pay us approximately $3,000,000 for the production rights. In return, we will handle all customer sales for Svena Floor Factory and purchase for resale all units produced by Svena Floor Factory.

On July 13, 2007, we received final approval from the United States Patent and Trademark Office for the exclusive use of the Roots Biopack branding and logo in the United States.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(10)	Material Contracts
10.1*	Sales and Purchase of Machinery, Technical Assistance and Factory Management Agreement dated August 19, 2007 between our company and Tayna Environmental Technology Co. Limited.
(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

CW1360087.4	30

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOOPACK ENVIRONMENTAL SOLUTIONS INC.

By:

Gerald Lau

President, Principal Executive Officer and Director

(Principal Executive Officer)

Date: Aug _____, 2007

By:

Eddie Chou

Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: Aug _____, 2007

CW1360087.4	31