Form 10QSB/A
period 2007-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2007-09-20
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
Consolidated Balance Sheet

Restated
(Unaudited )
March 31,
2007
Assets
Current assets
Cash and equivalents	$553,481
Accounts receivable	64,988
Prepaid expenses and other assets	750,222
Total current assets	1,368,691

Property, plant and equipment, net	221,616
Deposits	238,976
Advances to related parties	2,146,660
Total assets	3,975,943

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,772,850
Accrued income taxes	271,190
Vehicle obligation payable	26,721
Deferred taxes	1,880
Due to related parties	623,239
Total current liabilities	2,695,880

Stockholders' equity

Common stock; $.0001 par value; 500,000,000 shares authorized;
173,819,421 shares issued and outstanding	17,382
Additional paid-in capital	332,868
Stock issued at less than par value	(2,683)
Retained earnings	920,181
Accumulated other comprehensive income	12,315
Total stockholders' equity	1,280,063

Total liabilities and stockholders' equity	$3,975,943

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

		Restated
	2007	2006
Revenues, net	$798,499	$1,655,591
Cost of revenues	521,761	1,312,026
Gross profit	276,738	343,565
Expenses
General and administrative	449,163	157,806
Total operating expenses	449,163	157,806
Income (Loss) from operations	(172,425)	185,759

Interest income	938	2,089
Interest expense		(454)
Income (Loss) before income tax	(171,487)	187,394
Income tax	(27,758)	(34,025)
Net income (loss)	$(199,245)	$153,369
Earnings per share	$ (0.00)	$ 7.92
Weighted average common shares outstanding	83,710,795	19,349

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Cash
For the Three Months Ended March 31, 2007
(Unaudited

2007
Cash flows from operating activities
Net loss	$(199,245)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,487
Deferred income taxes	--

Other comprehensive income (loss)	(103,563)
Changes in assets and liabilities:
Accounts receivable	(64,988)
Prepaid expenses and other assets	(725,642)
Accounts payable and accruals	418,127

Accrued income taxes	26,603
Net cash ( used in) provided by operating activities	(644,221)

Cash flow from investing activities
Purchase of property and equipment	(5,172)
Increase in deposit	(110,393)
Net cash used in investing activities	(115,565)

Cash flow from financing activities
Proceeds from notes payable
Repayment of notes payable	(846)
Increase in due to related parties	512,318
Advances to related parties	--

Net cash provided by financing activities	511,472

Net change in cash	(248,314)

Cash, beginning of year	801,795
Cash, end of period	$553,481

Supplemental disclosure of cash flow information:
Cash paid for income taxes	--
Cash paid for interest	$--
Non-cash investing and financing activities:

Stock issued to retire debt to related parties	$1,143,124

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

(Unaudited)

				Stock Issued		Accumulated
			Additional	at Less	Retained	Other	Total
	Common	Common	Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Stock	Capital	Value	(Deficit)	Income	Equity

Balance at December 31, 2006	100	$100	$--	$--	$1,119,426	$(787)	$1,118,739

Recapitalization as result of
reverse merger	172,526,096	17,153	(701,583)	(2,683)		6,599	(680,514)

Net income for the three months
ended March 31, 2007					(199,245)		(199,245)

Stock issued to convert debt	1,293,225	129	1,034,451				1,034,580

Exchange translation						6,503	6,503

Balance at December 31, 2006	173,819,421	$17,382	$332,868	$(2,683)	$920,181	$12,315	$1,280,063

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

On, March 27, 2007, we completed a share exchange with Roots Biopack Group and the shareholders of Roots Biopack Group. Under the terms of the share exchange agreement we acquired all of the issued and outstanding common shares of Roots Biopack Group in exchange for the issuance by our company of 90,000,000 common shares to the former shareholders of Roots Biopack Group. As of the closing date of the share exchange agreement, the former shareholders of Roots Biopack Group held approximately 62.13% of the issued and outstanding common shares of our company.

The acquisition of Roots Biopack Group is deemed to be a reverse acquisition for accounting purposes. Roots Biopack Group, the acquired entity, is regarded as our predecessor entity as of March 27, 2007. Starting with the periodic report for the quarter in which the acquisition was consummated, we will file annual and quarterly reports based on the December 31 fiscal year end of Roots Biopack Group, which is considered the accounting acquirer. Such financial statements will depict the operating results of Roots Biopack Group, including the acquisition of our company, from March 27, 2007.

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

17

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

18

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Commitments and Contingencies

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

$744,416

The Company has a commitment to purchase three tracts of real estate totaling $2,633,527 and for contribution to a subsidiary totaling $24,816,448

5. Income taxes

The provision for income taxes at March 31, 2007 is as follows:

Hong Kong profits tax	$27,758

6. Common Stock Transactions

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

The Company issued1,293,225 shares of common stock to convert debt totaling $1,034,580.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Vehicle Obligation Payable

The Company has an agreement to lease a motor vehicle under a direct financing lease. The payment for this direct financing lease is $373 per month. This obligation is included in the balance sheet under current liabilities.

8. Pension Plans

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

9. Advance to Related Parties

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

10. Restated Financial Statements

On July 27, 2007, the Company received a comment letter from the United States Security and Exchange Commission requesting the Company to revise the financial statements as of March 31, 2007 and for the three months then ended. The financial statements have been restated to correctly reflect certain elements of the reverse merger recapitalization. Note 12 has been prepared to reflect the restated financial statements.

	As Originally	Adjustment		As Amended
Consolidated balance sheet
as of March 31, 2007
Assets
Current assets
Cash and equivalents	$553,481			$553,481
Accounts receivable	64,988			64,988
Prepaid expenses and other
assets	750,222			750,222
Total current assets	$1,368,691			$1,368,691

Property, plant and equipment	221,616			221,616
Deposits	238,976			238,976
Advances to related parties	2,146,660			2,146,660
Total assets	$3,975,943			$3,975,943

Liabilities and Stockholders’
Equity
Current Liabilities
Accounts payable and accruals	$1,772,850			$1,772,850
Accrued income taxes	271,190			271,190
Vehicle obligation payable	26,721			26,721
Deferred taxes	1,880			1,880
Due to related parties	623,239			623,239
Total current liabilities	2,695,880			2,695,880

Stockholders’ equity
Common stock	17,382			17,382
Additional paid-in capital	12,548,825	(12,215,957)	(A)	332,868
Stock issued at less than par	(2,683)			(2,683)
Retained earnings	(11,186,497)	12,106,678	(A)	920,181
Accumulated other comprehensive
income	(96,964)	109,279	(A)	12,315
Total stockholders’ equity	1,280,063	--		1,280,063
Total liabilities and stockholders’
equity	$3,975,943			$3,975,943

(A) To record the reverse merger and recapitalization

Consolidated Statement of Operations for the three months ended March 31, 2006

Revenues, net	$1,655,591			$1,655,591
Cost of revenues	1,312,026			1,312,026
Gross profit	343,565			343,565

General and administrative expenses	191,090	(33,284)	(B)	157,806
Gain from continuing operations	152,475	(33,284)		185,759
Loss from discontinued operations	(340,637)	340,637	(B)	-----
Loss from operations	(188,162)	373,921		185,759
Interest income	2,089			2,089
Interest expense	(454)			(454)
Loss before income tax	(186,527)	373,921		187,394
Income tax	34,025			34,025
Net income	$(220,552)	$373,921		$153,369
Earnings per share	(3.75)	11.67		7.92
Weighted average common
shares outstanding	58,670			19,349

Operations of the shell company, not to be included with those of the continuing company in the reverse merger.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

By: /s/ Gerald Lau
Gerald Lau
President, Principal Executive Officer and Director
(Principal Executive Officer)
Date: September 17, 2007

By: /s/ Edwin Chan
Edwin Chan
Chief Financial Officer
(Principal Financial Officer)
Date: September 17, 2007