Form 10QSB
period 2007-09-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2007-11-19
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

173,819,159 common shares issued and outstanding as of November 6, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheet

(Unaudited)
September 30,
2007

Assets
Current assets
Cash and equivalents	$6,806
Accounts receivable	323,952
Prepaid expenses and other assets	997,448
Total current assets	1,328,206

Property plant and equipment, net	322,783
Construction in process	816,265
Deposits	164,464
Advances to related parties	2,160,736
Total assets	4,792,454

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,337,665
Accrued income taxes	233,340
Vehicle obligation payable	24,793
Deferred taxes	1,892
Due to related parties	1,213,191
Total current liabilities	2,810,881
(1,482,675)
Stockholders' equity
Preferred stock, 10,000,000 shares authorized at $.001,
par value, 2,000,000 shares issued and outstanding
at September 30, 2007	2,000
Common stock, 500,000,000 shares authorized,
$.0001 par value; 173,821,155 issued and
outstanding at September 30, 2007	17,382
Additional paid-in capital	1,465,698
Stock issued at less than par value	(2,683)
Retained earnings	408,154
Accumulated other comprehensive income	91,022
Total stockholders' equity	1,981,573

Total liabilities and stockholders' equity	$4,792,454

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues, net	$155,118	$1,655,803	$1,748,271	$4,967,155

Cost of revenues	13,202	1,312,026	989,078	3,936,078

Gross profit	141,916	343,777	759,193	1,031,077

Expenses

General and administrative	430,989	386,802	1,385,407	898,720

Total operating expenses	430,989	386,802	1,385,407	898,720

Income (loss) from operations	(289,073)	(43,026)	(626,214)	132,357

Interest income	31	2,090	969	6,268

Interest expense	(10,085)	(454)	(64,053)	(1,362)

Income (loss) before income tax	(299,127)	(41,390)	(689,298)	137,263

Income tax	(2,533)	34,025	21,974	102,075

Net income (loss)	$(296,594)	$(75,415)	$(711,272)	$35,188

Earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average common
shares outstanding	159,121,084	39,941,193	103,496,800	19,999,557

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Cash
For the Three Months Ended September 30, 2007
(Unaudited)

Cash flows from operating activities
Net income (loss)	$(711,272)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,156
Deferred income taxes	3
Interest expenses convert to shares	63,427
Other comprehensive income	(74,349)
Changes in assets and liabilities:
Accounts receivable	(323,952)
Prepaid expenses and other assets	(972,868)
Accounts payable and accruals	1,595,949
Accrued income taxes	(11,247)
Net cash (used in) provided by operating activities	(421,153)

Cash flows from investing activities
Purchase of property and equipment	(105,857)
Additions to construction in progress	(816,265)
Increase in deposits	63,454
Net cash used in investing activities	(858,668)

Cash flow from financing activities
Repayment of vehicle lease obligation	(2,774)
Repayment of notes payable	0
Loan from directors	521,441
Increase in due to related parties, net	(29,862)
Repayment of advances to related parties	0
Advances to related parties	(3,973)
Proceeds from issuance of common stock	0
Net cash provided by (used in)financing activities	484,832

Net change in cash	(794,989)

Cash, beginning of year	801,795

Cash, end of period	$6,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33,806
Cash paid for interest	626
Non-cash investing and financing activities:
Stock issued to retire debt to related parties	$1,033,742
Stock issued to retire debt to promissary notes	$1,133,668
Preferred shares transferred to treasury	1,000

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Roots Biopack Group is deemed to be a reverse acquisition for accounting purposes. Roots Biopack Group, the acquired entity is regarded as our predecessor entity as of March 27, 2007. Starting with the periodic report for the quarter in which the acquisition was consummated, we will file annual and quarterly reports based on the December 31 fiscal year end of Roots Biopack Group, which is considered the accounting acquirer. Such financial statements will depict the operating results of Roots Biopack Group, including the acquisition of our company from March 27, 2007.

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

The estimated useful lives are as follows:

Years

Leasehold improvements	5
Furniture and fixtures	5
Vehicles	5
Computer equipment	5
Factory equipment	10
Production Mould and Sample Mould	10

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Transactions

The Company’s functional currency is Hong Kong Dollars (“HKD”), Renminbi (“RMB”) and Malaysia Ringatt (“MYR”) and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period end exchange rates and all revenue and expenses are translated into U.S dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans approximate fair value as the interest on these loans minimal.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Property, Plant and Equipment, net

Cost

Leasehold improvements	$5,495
Motor vehicle	72,661
Office furniture and equipment	34,133
Computer equipment	31,336
Factory equipment and Production Moulds	55,288
Construction in progress	154,348
353,261
Accumulated depreciation	(30,478)

$322,783

Depreciation expense for the nine months ended September 30, 2007 was $13,156.

Construction in progress

The Company intends to build and operate a production plant in Malaysia. As of December 31, 2006, the Company had spent $152,251 on the construction. These costs are included on the balance sheet in the property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating.

4. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These consolidated financial statements show that the Company has a working capital deficit of $1,482,675. The future of the Company is dependent upon its continuing successful operations, or raising the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

5. Commitments and Contingencies

The Company leases office space under operating leases. We lease our Hong Kong office pursuant to a lease for a period of three years beginning June 2, 2006 and ending June 4, 2009, with monthly payments of $8,572 per month. We lease our Malaysia office pursuant to a lease for a period of one year beginning December 15, 2006 and ending December 14, 2007 with monthly payments of $1,243 per month. Roots Biopack Limited, leases an office at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong, for a monthly rent of $4,295. This lease will expire November 14, 2008.” Our PRC subsidiary, Jiangmen Roots Biopack Limited, leases 4 vacant properties at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC as our PRC office and factory named Roots Biopark for a period of March 1, 2007 to Feb 29, 2022, at progressive increase payments initial in the amount of $12,993.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows a projection of future minimum payments under operating leases and corporate management service agreements as of December 31, 2006:

2007	$ 1,037,550
2008	240,231
2009	197,111

$ 1, 474,892

On June 28, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, entered into a Boiler Project Contract with Dongguan Hongyuan Boiler Equipments Co., Ltd. Pursuant to the terms of the Boiler Project Contract, we have agreed to purchase a boiler from Dongguan Hongyuan and Dongguan Hongyuan has agreed to sell us the boiler and to install the boiler on our premises. Total consideration under this agreement is US $197,000.

On June 11, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, entered into a Construction Project Agreement with Li Baili. Pursuant to the terms of the Construction Project Agreement, Li Baili has agreed to build certain infrastructure for our factory. Total consideration under this agreement is US $179,000.

On June 6, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, entered into a Compressor Project Contract with Sky Blue. Pursuant to the terms of the Compressor Project Contract, we have agreed to purchase a compressor from Sky Blue and Sky Blue has agreed to sell us the compressor and to install the compressor on our premises. Total consideration under this agreement is US $94,000.

6. Income taxes

The provision for income taxes at September 30, 2007 is as follows:

Hong Kong profits tax $21,974

7. Acquisition

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

Starmetro Group Limited, in its turn, had two wholly owned subsidiaries: Biopack Environmental Ltd (formerly named as E-ware Corporation Limited), a Hong Kong corporation, and Bioplanet Distribution Sdn Bhd, a Malaysian corporation.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assets of the Plan are controlled by the trustees and held separately from those of the Company. Total pension cost for the nine months ended September 30, 2007 was $10,603.

10. Advance to Related Parties

The Company has advanced $2,160,736 to a related company as of September 30, 2007. The advances are unsecured, interest free, and have no fixed terms of repayment.

Pursuant to a letter of intent entered into with the related company on January 8, 2007, the Company intends to purchase property, plant and equipment from the related company in consideration of approximately $1,800,000. The Company intends to offset this consideration with the advance.

11. Preferred Stock Issued to Convert Debt

On August 17, 2007 the Company repaid the principal and accrued interest on a promissory note in the amount of $ 1,133,668 through the issuance of 1,000,000 shares of Series A preferred stock and 1,000,000 shares of newly authorized Series B preferred stock. Each of these preferred shares have thirty votes, and are convertible into five common shares.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Sales Agreement

On August 19, 2007, our wholly owned subsidiary, Roots Biopack Group Limited, entered into a Sales and Purchase of Machinery, Technical Assistance and Factory Management Agreement with Tayna Environmental Technology Co. Limited. Pursuant to the terms of the agreement we agreed to: (i) appoint Tayna Environmental as our sole and exclusive manufacturer of our products, (ii) sell to Tayna Environmental all machinery required for production of our products, (iii) set up production facilities for Tayna Environmental, (iv) provide technical assistance to Tayna Environmental, (v) manage manufacturing operations for Tayna Environmental and (vi) grant manufacturing licenses to Tayna Environmental to use our technologies and trademarks.

Tayna Environmental is also obligated to pay us US $2,000,000 for the purchase of the machinery, peripheral and side equipment. In consideration for us setting up production facilities and rendering technical assistance to Tayna Environmental, Tayna Environmental has agreed to pay us US $1,000,000. The initial term of the agreement is for ten years with an option to renew for an additional five years.

On July 26, 2007, our wholly owned subsidiary, Roots Biopack Limited, entered into a distribution agreement with Packagegroup Moonen. Pursuant to the terms of the distribution agreement, Packagegroup Moonen is the sole sales distributor and exclusive representative for our products in Europe. All products sold by Packagegroup Moonen will be sold and branded under the name of Roots Biopack Europe. Under the terms of the agreement, Packagegroup Moonen will also own an exclusive set of molds which will be used for manufacturing Packagegroup Moonen’s unique product designs. We will make the molds for Packagegroup Moonen based upon their product design specifications and Packagegroup Moonen will be responsible for all costs associated with the production of the molds. Packagegroup Moonen will have access to all of our current products and will solely have the right to products based upon their molds. The initial term of this agreement will be for a period of thirty-six months and will automatically be extended for an additional thirty-six month period unless terminated by either party.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Prior to our acquisition of the common shares of Roots Biopack Group, we had one wholly owned subsidiary, Starmetro Group Limited, which is incorporated in the British Virgin Islands. Starmetro Group Limited, in its turn, had two wholly owned subsidiaries: Biopack Environmental Ltd. (formerly named as E-ware Corporation Limited), a Hong Kong corporation, and Bioplanet Distribution Sdn Bhd, a Malaysian corporation.

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

Our Peoples Republic of China (PRC) subsidiary, Jiangmen Roots Biopack Limited, leases 4 adjacent properties situated at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC. This area is where our factory, named Roots Biopark, is located.

Our common stock is quoted on the OTC Bulletin Board under the symbol “BPEV”.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page 26 below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. Until mid-May, 2007, our products were manufactured by a factory located in Shunde City, China. In mid-May, 2007 we terminated our relationship with this factory as the result of quality control and supply issues. In July, 2007, we completed arrangements with two independent factories located in Guang-Xi and Shunde city, PRC, whereby they would manufacture our products on an “open-order” basis until completion of the first phase of our Biopark facility in Jiangmen, PRC. In August, 2007, we decided to retain only the factory located in

Shunde City as our exclusive OEM manufacturer and we terminated our relationship with the factory in Guang-Xi. Production from the Shunde City factory began shipping in mid-September, 2007. These changes in factories involved production flow and quality control issues which have had an adverse impact on our sales. As a result, we anticipate that sales this year will be below our budget. However, our exclusive supplier in Shunde City has recently increased its production capacity in an effort to accommodate an anticipated increase in our sales activity.

Prior to the date of our acquisition of Roots Biopack Group Limited, Jiangmen Roots Biopack Limited, a PRC subsidiary of Roots Biopack Group Limited, entered into a 15 year lease for a vacant factory located in Jiangmen City, PRC. This factory is the planned location of our Biopark facility.

On August 19, 2007, we entered into an agreement with Tayna Environmental Technology Co. Limited, an unrelated third party, to set up phase one of our production facilities in that leased factory. Under this agreement, we agreed to develop and sell to Tayna Environmental the 20 production machines required for the operation of two production lines to be installed in the leased Jiangmen factory and we agreed to assist Tayna Environmental in setting up these production lines for the manufacture of our products, to train personnel and manage the facility and to assist in sales after commencement of operation. At the date of this Form 10-QSB, we have completed the assembly of nine production machines and we are in the process of installing the required boiler, transformer and compressor units. We have recently announced the soft opening of our Biopark facility and we hope to begin initial production by the end of 2007. However, Tayna Environmental has recently given notice that it desires to renegotiate the terms of our agreement with it. We are unable to predict the outcome of this negotiation at this time, including the future terms, if any, and the impact on our production capacity, including the timing of the completion of phase one of our production plan. Upon completion of phase one of our production plan, we believe that our Biopark facility will be capable of producing approximately 320,000,000 pieces per year.

Once phase one of our production plan is completed, we intend to begin phase two and three. Our current plans for these additional phases call for the development of two additional production lines (with 5 additional machines for each production line). We are targeting an aggregate production capacity of approximately 480,000,000 pieces during 2008.

Our sales and marketing team is located primarily in Hong Kong and is supported by a newly-established sales team in our Malaysia office. Through our sales and marketing team and distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

Prior to the date that we acquired our wholly-owned subsidiary Roots Biopack Group Limited, Roots Biopack Group Limited had entered into an agreement to purchase land in Jiangmen upon which it intended to build a large new factory facility designed to handle all of its production requirements. Roots Biopack Group Limited did not complete this proposed acquisition. We have recently decided not to complete this acquisition and we anticipate that our deposit will be returned to us in due course.

Industry Overview

Currently, the majority of disposable packaging products are made from plastic, paper or polystyrene, which are typically non-recyclable and non-biodegradable. As a result, the only method to dispose of plastic, paper, or polystyrene disposable packaging products is to discard them in landfills. Consequently, millions of tons of plastic, paper, or polystyrene disposable packaging products are discarded in landfills across the world each year. In the last decade there has been increasing public concern over the harmful impact that plastic, paper, or polystyrene disposable packaging products have on the environment. Because of this public concern (i) governments have begun to adopt regulations intended to restrict and in some cases even ban the use of plastic, paper, or polystyrene disposable packaging products and (ii) multi-national corporations have begun to seek an alternative to plastic, paper, or polystyrene disposable packaging products that is less harmful to the environment. As these trends continue, we believe that market for biodegradable food containers and industrial packaging products will face rapid growth in the future.

Result of Operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

During the nine-month period ended September 30, 2007 we had a net operating loss of $711,272, as compared to net operating profit of $35,188 for the nine-month period ended September 30, 2006. The increase in operating loss was due primarily to the costs of marketing, branding and product development, as well as non-recurring professional fees. Sales for the period were down primarily as the result of the restructuring of our company and the changes in our OEM factory relationships due to quality control and production volume issues with our former facility in Shunde City.

Net Sales and Cost of Sales

Net sales for the nine-month period ended September 30, 2007 were $1,748,271, compared to net sales of $4,967,155 for the nine-month period ended September 30, 2006. Sales were low primarily due to our inability to manufacture our products, which in turn was primarily due to retooling and changes at our production facility and production and quality control issues at our former Shunde City facility.

Cost of sales for the nine-month period ended September 30, 2007 was $989,078, compared to $3,936,078 for the same period in 2006, which provided a gross margin of 43.43%, as compared to 20.76% during the same period of 2006. The difference in the margin is primarily due to the fact that we have a different profit margin on our current source of revenue.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2007 were $1,385,407, compared to $898,720 during the same period in 2006. The increase in operating expenses was due primarily to marketing and other costs associated with the business combination. Many of these costs are expected to be non-recurring.

Other Income and Expenses

We incurred interest expense for the nine months ended September 30, 2007 of $64,053. We incurred interest expense for the nine-month period ended September 30, 2006 of $1,362. The increase in interest expenditures of $62,691 for the nine-month period ended September 30, 2007 was primarily due to interest payable on a promissory note.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machineries and the cost of infrastructure at our planned production facilities at our leased factory in Jiangmen City, PRC. On September 30, 2007 we had cash of $6,806.

Capital Resources

For the nine-month period ended September 30, 2007 we had a working capital deficit of $1,482,675. The decrease in working capital for the period was primarily due to prepayments and receivables incurred in connection with the development of our leased factory in Jiangmen, PRC. On September 30, 2007, we had cash and cash equivalents of $6,806.

Cash Flow Used in Operating Activities

For the nine months ended September 30, 2007 our operating activities used net cash of $421,153. The increase in cash used in operating activities is primarily due to the expansion of our operations.

Cash Flow Used in Investing Activities

For the nine months ended September 30, 2007 investing activities used net cash of $858,668. The increase in net cash used in investing activities was primarily due to an increase in prepayments and the purchase of equipment for our new Biopark production facility.

Cash Flow Provided by Financing Activities

For the nine months ended September 30, 2007 cash flow provided by financing activities provided cash of $404,832. The increase in cash flow provided by financing activities was primarily due to advances from a third party, Begonia Participation Corp.

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

Capital Expenditures

We incurred capital expenditures in factory equipment, production moulds, vehicle and computer equipment. As of September 30, 2007, we had the following material commitments for capital expenditures:

For Phase I:

3 Parcels of Land totalling 198.9 acres	$2,709,861

Machinery & Equipment	147,927

Ancillary equipment & Installation	444,115

Infrastructure construction	183,644

Production moulds	25,446

Over the next twelve months, we expect to spend an additional $5,000,000 on capital expenditures.

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

The following table shows a projection of future minimum payments under operating leases and corporate management service agreements as of December 31, 2006:

2007	$369,093
2008	240,231
2009	197,111

$805,435

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our consolidated financial statements show that we have a working capital deficit of $1,494,326. The future of our company is dependent upon our continuing to maintain and grow our operations and raising the capital that this growth will require through revenue, the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of six months or less.

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

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Furniture, fixtures and office equipment	20%
Motor vehicles	20%
Production equipment	10%
Production and Sample Mould	10%

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

Revenue recognition

Revenue from sales of our products, manufacture license, machinery and royalty is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the we will continue as a going concern. These consolidated financial statements show that we have a working capital deficit of $1,494,326 and that we have retained profit totalling $408,154 since inception. The future of our company is dependent upon its continuing successful operations, or raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Our certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 13, 2007, Foshan City Shunde District Ka Fook Recycle Products Ltd. with its legal representative Mr. Patrick Oung instituted civil proceedings against our wholly owned subsidiary Jiangmen Roots Biopack Limited. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung allege that we and our subsidiary authorized them to handle and establish early stage inspections, assessments, negotiations and all matters which were in the set-up process and to provide consultation services for setting up the factory. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung further allege that during this period our subsidiary had transferred a total of RMB 5,110,000 to Foshan City Shunde District Ka Fook Recycle Products Ltd. but because of conflicts arising during the course of the set-up processes between directors of our subsidiary, our subsidiary had not checked or reconciled the transactions with Foshan City Shunde District Ka Fook Recycle Products Ltd. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung have asked the court to confirm that RMB 5,110,000 has been paid to Foshan City Shunde District Ka Fook Recycle Products Ltd. and to order our subsidiary to check and reconcile these transactions.

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

Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung further allege that they had moved a number of machines inside the factory and established production of machines for environmentally friendly products. They further allege that on May 4, 2007 a dispute arose amongst the directors of our company, and that our subsidiary prohibited them from entering the factory, seized their assets and deliberately used and damaged these properties. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung have asked the court to order our subsidiary to return all machinery, production facilities, materials, products, tools, business data and information and any related property belonging to Foshan City Shunde District Ka Fook Recycle Products Ltd.

On June 4, 2007, pending the hearing of the case, the court ordered that the properties in dispute and RMB 2,800,000 be seized.

Also on June 4, 2007, the court ordered that all materials, including all business information such as accounting records, information registered under the name of Foshan City Green Machiney Factory and placed at the factory area of our wholly owned subsidiary plus our subsidiary’s production equipment, products and business records seized, detained, photographed, video-taped, copied, investigated, and listed, in order to preserve the evidence.

On May 10, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, and Gerald Lau as our subsidiary’s legal representative filed a report of crime with the Public Security Bureau of Jiangmen City. In the report of crime we alleged that Patrick Oung, a former director of our subsidiary, was given the authority to handle the early stages of the establishment of our factory in Jiangmen due to a serious illness to our president, Gerald Lau. We further alleged that in April 2007 we discovered that Patrick Oung had paid a total of RMB 1,000,000 for a factory lease guarantee through our subsidiary’s bank account by affixing our subsidiary’s company seal without proper authorization from its board of directors or legal representative, where the actual factory lease guarantee required was only RMB 309,000. Moreover, we discovered that a total of RMB 610,000 was transferred to Patrick Oung’s personal account on March 6, 7, and 8, 2007. For these reasons, we decided to file a criminal complaint and seek assistance from the Public Security Bureau of Jiangmen City. On August 1, 2007, the Public Security Bureau of Jiangmen City decided to prosecute Patrick Oung for embezzlement of our subsidiary’s funds. Mr. Oung was arrested on August 8, 2007, while entering the People’s Republic of China at Zhong Shan Port, and he was detained in the Jiangmen Detention Center. While under detention, Mr. Oung was examined at the hospital and found to be in serious physical condition. In view of his poor health and his promise to return all of the money he had embezzled from our company within three months of his release, Mr. Oung was released from detention on bail and for humanitarian grounds. Part of Mr. Oung’s bail consisted of 450,000 RMB and a condition that he return 750,000 RMB to our company’s subsidiary. Mr. Oung’s release includes a condition that he not be allowed to leave the People’s Republic of China.

On September 1, 2007 our Hong Kong subsidiary Roots Biopack Industry Limited filed suit against Patrick Oung in the High Court of the Hong Kong Special Administrative Region Court of First Instance (Action No. 1860) alleging that Mr. Oung acted as a shadow director of the plaintiff and that he breached fiduciary duties owed to the plaintiff by causing the plaintiff to engage in wrongful transactions that enriched the defendant. The plaintiff has demanded an accounting and return of all money misapplied and/or misappropriated by Mr. Oung.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 17, 2007 we repaid the principal and accrued interest on a promissory note in the amount of $1,133,668 through the issuance of 1,000,000 shares of Series A preferred stock and 1,000,000 shares of newly authorized Series B preferred stock pursuant to a Debt Settlement and Subscription Agreement dated August 1, 2007. Each of these preferred shares have thirty votes, and are convertible into five common shares.

We issued the Series A and Series B Preferred Shares to one person that is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Please refer to the discussion of our claims against Albert Oung and Patrick Oung, and their claims against some of our subsidiaries, in the section of this quarterly report on Form 10-QSB titled “Legal Proceedings”, above.

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

On, July 24, 2007, Mr. Eddie Chou resigned as our Chief Financial Officer. Concurrently, with Mr. Chou’s resignation, Mr. Edwin Chan was appointed as our Chief Financial Officer. Mr. Chou is continuing to serve as our Chief Technical Officer, Secretary, Treasurer and director.

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

On October 2, 2007, Edwin Chan resigned as our Treasurer and Chief Financial Officer and we re-appointed Eddie Chou as our Treasurer and Chief Financial Officer. Mr. Chan remains a member of our board of directors.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share exchange agreement dated February 8, 2007 between our company, Roots Biopack Group, Good Value Galaxy Limited, Joyful Services Ltd., Legend View Holdings Ltd, Erich Muller Holding AG, and Eddie Chou and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 11, 2007).

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).

3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001).

3.6	Articles of Merger filed with the Secretary of State of Nevada on November 21, 2006 effective on November 26, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2006).

3.7	Articles of Merger filed with the Secretary of State of Nevada on February 21, 2007 effective on February 26, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 27, 2007).

(10)	Material Contracts

10.1	Technology License and Materials Purchase Agreement with Glory Team Industrial Ltd., Starmetro Group Limited dated December 7, 2005 (incorporated by reference from our quarterly report on Form 10-QSB filed on November 20, 2006).

10.2	Agreement dated effective November 13, 2006 with Glory Team Industrial Ltd. and Eddie Chou S. Hou (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2006).

10.3	Share Exchange Agreement dated January 5, 2007 among our company, Roots, the Stockholders, Chou and Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 10, 2007).

10.4	Agreement for Transfer of State-Owned Land Usage Right (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.5	Factory Leasing Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.6	Factory Leasing Agreement – Translation (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.7	Roots’ Tenancy Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.8	Sales and Purchase of Machinery, Technical Assistance and Factory Management Agreement dated August 19, 2007 between our company and Tayna Environmental Technology Co. Limited (incorporated by reference from our Quarterly Report on Form 8-K filed on August 21, 2007)

10.9	Distribution Agreement dated July 26, 2007 between our wholly owned subsidiary, Roots Biopack Limited and Packagegroup Moonen (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.10	Boiler Project Contract dated June 28, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Dongguan Hongyuan Boiler Equipments Co., Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.11	Construction Project Agreement dated June 11, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Li Bailia (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.12	Compressor Project Contract dated June 6, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Sky Blue (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.13	Debt Settlement and Subscription Agreement dated August 1, 2007 between our company and Begonia Participation Corp. (incorporated by reference from our Quarterly Report on Form 8-K filed on August 20, 2007)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 15, 2003).

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
Date: November 19, 2007

By: /s/ Eddie Chou
Eddie Chou
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: November 19, 2007