Form 10QSB/A
period 2007-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2008-03-26
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Explanatory Note

Biopack Environmental Solutions Inc. (the "Company") is amending this Quarterly Report on Form 10-QSB for the following reasons:

(i)	The Company has restated the accompanying financial statements for the period ended March 31, 2007 to remove financial statements that were not previously restated.

(ii)	The Company has amended the Statement of Operations in the accompanying financials statements to include a comparative for the three months ended March 31, 2006.

(iii)	The weighted average shares outstanding were changed to reflect the reverse merger.

(iv)	The Statement of Operations was amended to reflect the number of shares outstanding based on the reverse merger and the earnings per share denominator.

(v)	Statement of Cash Flow was amended to include a comparative for the three months ended March 31, 2006.

(vi)	Statement of Shareholders Equity was changed to reflect the changes in the capital structure that resulted from the reverse merger.

(vii)	Management discussion and analysis was updated to conform the above noted adjustments and comparatives as necessary.

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on May 21, 2007 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 21, 2007.

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
Common stock; 500,000,000 shares authorized, $.0001 par value,
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

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

		Restated
	2007	2006
Revenues, net	$798,499	$1,661,526
Cost of revenues	521,761	1, 376,210
Gross profit	276,738	285,316
Expenses
General and administrative	449,163	201,963
Total operating expenses	449,163	201,963
Income (Loss) from operations	(172,425)	83,353
Interest income	938	--
Interest expense	--	--
Income (Loss) before income tax	(171,487)	83,353
Income tax	(27,758)	--
Net income (loss)	$(199,245)	$83,353

Earnings per share	$(0.00)	$0.00

Weighted average common shares outstanding	111,656,629	108,000,000

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Cash
For the Three Months Ended March 31, 2007
(Unaudited)

	2007	2006
Cash flows from operating activities
Net loss	$(199,245)	83,353
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,487	--
Deferred income taxes	--	--
Other comprehensive income (loss)	(103,563)	(93)
Changes in assets and liabilities:
Accounts receivable	(64,988)	800,118
Prepaid expenses and other assets	(725,642)	(5,629,464)
Accounts payable and accruals	418,127	370,012
Accrued income taxes	26,603	--
Net cash ( used in) provided by operating activities	(644,221)	(4,376,074)

Cash flow from investing activities
Purchase of property and equipment	(5,172)	--
Increase in deposit	(110,393)	--
Net cash used in investing activities	(115,565)	--

Cash flow from financing activities
Proceeds from notes payable	--	--
Repayment of notes payable	(846)	--
Increase in due to related parties	512,318
Advances to related parties	--	5,637,017
Net cash provided by financing activities	511,472	5,637,017

Net change in cash	(248,314)	1,260,943
Cash, beginning of year	801,795	63,628
Cash, end of period	$553,481	1,324,571

Supplemental disclosure of cash flow information:
Cash paid for income taxes	--	--
Cash paid for interest	$--	--
Non-cash investing and financing activities:
Stock issued to retire debt to related parties	$1,034,580	--

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Statement of Changes in Stockholders’ Equity
(Unaudited)

				Stock
				Issued		Accumulated
			Additional	at Less	Retained	Other	Total
	Common	Common	Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Stock	Capital	Value	(Deficit)	Income	Equity

Balance at
December 31, 2006	108,000,000	$10,800	$--	$--	$1,119,425	$(787)	$1,129438

Recapitalization as
result of
reverse merger	64,526,196	6,453	(701,583)	(2,683)		6,599	(691,214)

Stock issued to
convert debt	1,293,225	129	1,034,451				1,034,580

Net income for the
three months
ended March 31,
2007					(199,245)		(199,245)

Exchange
translation						6,503	6,503

Balance at
March 31, 2007	173,819,421	$17,382	$332,868	$(2,683)	$920,180	$12,315	$1,280,062

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

The Company issued 1,293,225 shares of common stock to convert debt totaling $1,034,580.

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

The financial statements have been restated to correctly reflect certain elements of the reverse merger recapitalization to remove the operations of the shell company so that not to be included with those of the continuing company in the reverse merger. Note 11 and Note 12 have been prepared to reflect the restated financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Restated Consolidated balance sheet as of March 31, 2007

	As Originally	Adjustment		As Amended

Assets
Current assets
Cash and equivalents	$553,481			$553,481
Accounts receivable	64,988			64,988
Prepaid expenses and other
assets	750,222			750,222
Total current assets	$1,368,691			$1,368,691

Property, plant and equipment	221,616			221,616
Deposits	238,976			238,976
Advances to related parties	2,146,660			2,146,660
Total assets	$3,975,943			$3,975,943

Liabilities and Stockholders’
Equity
Current Liabilities
Accounts payable and accruals	$1,772,850			$1,772,850
Accrued income taxes	271,190			271,190
Vehicle obligation payable	26,721			26,721
Deferred taxes	1,880			1,880
Due to related parties	623,239			623,239
Total current liabilities	2,695,880			2,695,880

Stockholders’ equity
Common stock	17,382			17,382
Additional paid-in capital	12,548,825	(12,215,957)	(A )	332,868
Stock issued at less than par	(2,683)			(2,683)
Retained earnings	(11,186,497)	12,106,678	(A )	920,181
Accumulated other comprehensive
income	(96,964)	109,279	(A )	12,315
Total stockholders’ equity	1,280,063	--		1,280,063
Total liabilities and stockholders’
equity	$3,975,943			$3,975,943

(A) To record the reverse merger and recapitalization

12. Restated Consolidated Statement of Operations for the three months ended March 31, 2006

Revenues, net	$1,655,591			$1,655,591
Cost of revenues	1,312,026			1,312,026
Gross profit	343,565			343,565

General and administrative expenses	191,090	(33,284)	(B)	157,806
Gain from continuing operations	152,475	(33,284)		185,759
Loss from discontinued operations	(340,637)	340,637	(B)	-----
Loss from operations	(188,162)	373,921		185,759
Interest income	2,089			2,089
Interest expense	(454)			(454)
Loss before income tax	(186,527)	373,921		187,394
Income tax	34,025			34,025
Net income	$(220,552)	$373,921		$153,369
Earnings per share	(0.00)			0.00
Weighted average common
shares outstanding	108,000,000			108,000,000

(B)	Operations of the shell company, not to be included with those of the continuing company in the reverse merger.

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

During the three-month period ended March 31, 2007 we had a net operating loss of $199,245 ($83,353 operation profit Q1-2006). We incurred significant costs in the areas of marketing, branding and product development. Sales for the period were down marginally due to seasonal demand and the restructuring of our company and gross profit margins improved significantly.

Net Sales and Cost of Sales

Net sales for the three-month period ended March 31, 2007 were $798,499 ($1,661,526 – Q1 2006). Sales were seasonally low due in part to the long Chinese New Year holiday and in part to retooling and changes at our production facility. These changes at our production facility were completed shortly after the period end and, on May 17, 2007 we signed a letter of intent to secure additional production facilities.

Cost of sales for the period was $521,761 ($1,376,210 – Q1 2006), which provided a gross margin of 34.66% (17.17% - Q1 2006). The improvement in the margin is the result of as an increase of the unit selling price reflecting the change in the sales mix to higher priced and more sophisticated pieces. Raw materials unit cost remains unchanged for this quarter.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2007 were $449,163 ($201,963 – Q1 2006). The increase in operating expenses was due primarily to marketing and other costs associated with the business combination. Many of these costs are expected to be non-recurring.

Other Income and Expenses

We incurred interest expenses for the three months ended March 31, 2007 of $Nil (Nil – Q1 2006).

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital and purchase of machinery for developing our planned Roots Biopark.

Capital Resources

For the three-month period ended March 31, 2007 we had a working capital deficiency of $1,327,189 compared to a working capital surplus of $589,104 during the three-month period ended March 31, 2006. The decrease in working capital of $1,916,293 for the period was primarily due to capital was used for the deposit on the pending the acquisition of real estate for the development of production facilities in Jiangmen, China. Currently we have placed a deposit for $127,980 and have the options to purchase 3 vacant adjacent properties, appropriately zoned for factories. For the three months ended March 31, 2007, we had cash and cash equivalents of $553,481. For the three months ended March 31, 2006, we had cash and cash equivalents of $1,324,572. The decrease in cash equivalents of $771,091 for the three months ended March 31, 2007 was primarily due to a requirement for cash in the retooling of the manufacturing as well as the deposit on the purchase of land required for future development. The deposit required for lease for additional factory space signed in the quarter required a deposit of $39,545.

Cash Flow Used in Operating Activities

For the three months ended March 31, 2007 our operating activities used cash of $644,221. For the three months ended March 31, 2006 our operating activities used cash of $4,376,074. The decrease in cash used in operating expenses of $3,731,853 for the three months ended March 31, 2007 was primarily due to the expansion of the manufacturing operations was pending because of the business combination.

Cash Flow Used in Investing Activities

For the three months ended March 31, 2007 investing activities used cash of $115,565 (Nil – Q1 2006). The increase in cash used in investing activities of $115,565 for the three months ended March 31, 2007, was primarily for the deposit on the pending the acquisition of real estate for the development of production facilities in Jiangmen, China.

Cash Flow Provided by Financing Activities

For the three months ended March 31, 2007, net cash provided by financing activities was $511,472. For the three months ended March 31, 2006, net cash provided by financing activities was $5,637,017. The decrease was due to financing provided in 2006 from shareholders, that was not repeated in 2007.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the we will continue as a going concern. These consolidated financial statements show that we have a working capital deficit of $1,327,189 and that the we have sustained losses totalling $920,181 since inception. The future of our Company is dependent upon its continuing successful operations, or raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

By:    /s/ Gerald Lau
Gerald Lau
President, Principal Executive Officer and Director
(Principal Executive Officer)
Date: March 25, 2008

By:   /s/ Eddie Chou Eddie
Chou Chief
Financial Officer
(Principal Financial Officer)
Date: March 25, 2008