Form 10QSB/A
period 2007-09-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2008-03-26
CIK 1109153

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

852.3586.1383
(Issuer’s telephone number)

______________________________________________________________________________
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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Explanatory Note

Biopack Environmental Solutions Inc. (the "Company") is amending this Quarterly Report on Form 10-QSB for the following reasons:

(i)	The Statement of Operations a comparative was added for three months ended September 30, 2006 as well as for the nine months ended September 30, 2006.

(ii)	The Statement of Shareholders Equity was added to reflect the changes in share capital.

(iii)	The weighted average shares outstanding were changed to reflect the reverse merger.

(iv)	The Statement of Operations was amended to reflect the number of shares outstanding based on the reverse merger and hence the earnings per share denominator.

(v)	The Statement of Cash Flow for the nine months ended September 30, 2007 was amended to include a comparative for the comparable prior period.

(vi)	Management discussion and analysis was updated to include comment on the adjustments and comparatives as necessary.

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on Nov 19, 2007 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to Nov 19, 2007.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheet

(Unaudited )
September 30,
2007
Assets
Current assets
Cash and equivalents	$6,806
Accounts receivable	323,952
Prepaid expenses and other assets	997,448
Total current assets	1,328,206

Property, plant and equipment, net	322,783
Construction in process	816,265
Deposits	164,464
Advances to related parties	2,160,736
Total assets	4,792,454

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,337,665
Accrued income taxes	233,340
Vehicle obligation payable	24,793
Deferred taxes	1,892
Due to related parties	1,213,191
Total current liabilities	2,810,881

Stockholders' equity
Preferred stock, 10,000,000 shares authorized at $.001,
par value, 2,000,000 shares issued and outstanding	2,000
Common stock; 500,000,000 shares authorized, $.0001 par value,
173,819,421 shares issued and outstanding
outstanding at September 30, 2007	17,382
Additional paid-in capital	1,465,698
Stock issued at less than par value	(2,683)
Retained earnings	408,154
Accumulated other comprehensive income	91,022
Total stockholders' equity	1,981,573

Total liabilities and stockholders' equity	$3,975,943

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues, net	$155,118	$1,749,138	$1,748,271	$5,066,572
Cost of revenues	13,202	1,415,067	989,078	4,119,026
Gross profit	141,916	334,071	759,193	947,546
Expenses
General and administrative	468,268	113,832	1,385,407	477,615
Total operating expenses	468,268	113,832	1,385,407	477,615
Income (loss) from operations	(326,352)	220,239	(626,214)	469,931
Interest income	31	--	969	--
Interest expense	(10,085)	--	(64,053)	--
Income (loss) before income tax	(336,406)	220,239)	(689,298)	469,931
Income tax	(2,533)	--	21,974	--
Net income (loss)	$(333,873)	$220,239	$(711,272)	$469,931
Earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average common
shares outstanding	177,819,137	108,000,000	153,326,126	108,000,000

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Cash
For the Nine Months Ended September 30, 2007
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$(711,272)	$469,931
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,156	2,525
Deferred income taxes	3	--
Interest expenses convert to shares	63,427	--
Other comprehensive income	(74,349)	(521)
Changes in assets and liabilities:
Accounts receivable	(323,952)	799,775
Prepaid expenses and other assets	(972,868)	(9,716,975)
Accounts payable and accruals	1,595,949	535,704
Accrued income taxes	(11,247)	--
Net cash (used in) provided by operating activities	(421,153)	(7,909,561)

Cash flows from investing activities
Purchase of property and equipment	(105,857)	(18,937)
Additions to construction in progress	(816,265)	--
Increase in deposits	63,454	128,583
Net cash used in investing activities	(858,668)	109,645

Cash flow from financing activities
Repayment of vehicle lease obligation	(2,774)	--
Repayment of notes payable	--	--
Loan from directors	521,441	--
Increase in due to related parties, net	(29,862)	8,207,164
Repayment of advances to related parties	--	--
Advances to related parties	(3,973)	--
Proceeds from issuance of common stock	--	100
Net cash provided by (used in)financing activities	484,832	8,270,264

Net change in cash	(794,989)	470,349

Cash, beginning of year	801,795	63,628

Cash, end of period	$6,806	$533,977

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33,806	$--
Cash paid for interest	626	--
Non-cash investing and financing activities:
Stock issued to retire debt to related parties	$1,033,742	$--
Stock issued to retire debt to promissary notes	$1,133,668	$--
Preferred shares transferred to treasury	2,000	--

See accompanying notes to consolidated financial statements

Biopack Environmental Solutions, Inc and Subsidiaries
Consolidated Statements of Shareholders' Equity

						Stock
						Issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity

Balance at December
31, 2006			108,000,000	$10,800	$--	$--	$1,119,426	$(787)	$1,129,439

Recapitalization as
result of reverse
merger Mar 27, 2007			64,526,196	6,453	(701,583)	(2,683)		6,599	(691,214)

Stock issued to convert
debt Mar 27, 2007			1,293,225	129	1,034,451				1,034,580

Net income for the
three months ended
Mar 31, 2007							(199,245)		(199,245)

Exchange translation								6,503	6,503

Balance at Mar 31,
2007	--	--	173,819,421	$17,382	$332,868	$(2,683)	$920,181	$12,315	$1,280,063

Net income for the
three months ended
June 30, 2007					(99,965)		(178,154)	89,485	(188,634)

Balance at Jun 30,
2007	--	--	173,819,421	$17,382	$232,903	$(2,683)	$742,027	$101,800	$1,091,429

Preferred share issued
for repay debt owned
by a subsidiary on Aug
17, 2007	2,000,000	$2,000			1,232,795				1,234,795

Net income for the
three months ended
Sep 30, 2007							(333,873)	(10,778)	(344,651)

Balance at Sep 30,
2007	2,000,000	$2,000	173,819,421	$17,382	$1,465,698	$(2,683)	$408,154	$91,022	$1,981,573

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

Accounts Receivable

Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowances for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written against the allowance when identified. The Company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. The Company does not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days. The Company did not record an allowance for doubtful accounts at September 30, 2007 due to no bad debt experience during the period.

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of September 30, 2007, no impairment loss has been recognized.

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

3. Property, Plant and Equipment, net
Cost

Leasehold improvements	$5,495
Motor vehicle	72,661
Office furniture and equipment	34,133
Computer equipment	31,336
Factory equipment
Production Mould and Sample Mould	55,288
Construction in progress	154,348
353,261
Accumulated depreciation	(30,478)

$322,783

Depreciation expense for the nine months ended September 30, 2007 was $13,156.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2007	$1,037,550
2008	240,231
2009	197,111

$1, 474,892

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

10. Advance to Related Parties

The Company has advanced $2,145,480 to a related company as of September 30, 2007. The advances are unsecured, interest free, and have no fixed terms of repayment.

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

Our Peoples Republic of China (PRC) subsidiary, Jiangmen Roots Biopack Limited, leases a 4 adjacent properties situated at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC. This area is where our factory, named Roots Biopark, is located.

Our common stock is quoted on the OTC Bulletin Board under the symbol “BPEV”.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page <> below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

During the nine-month period ended September 30, 2007 we had a net operating loss of $711,272, as compared to net operating profit of $469,931 for the nine-month period ended September 30, 2006. The increase in operating loss was due primarily to the costs of marketing, branding and product development, as well as non-recurring professional fees. Sales for the period were down primarily as the result of the restructuring of our company and the changes in our OEM factory relationships due to quality control and production volume issues with our former facility in Shunde City.

Net Sales and Cost of Sales

Net sales for the nine-month period ended September 30, 2007 were $1,748,271, compared to net sales of $5,066,572 for the nine-month period ended September 30, 2006. Sales were low primarily due to our inability to manufacture our products, which in turn was primarily due to retooling and changes at our production facility and production and quality control issues at our former Shunde City facility.

Cost of sales for the nine-month period ended September 30, 2007 was $989,078, compared to $4,119,026 for the same period in 2006, which provided a gross margin of 43.43%, as compared to 18.70% during the same period of 2006. The difference in the margin is primarily due to the fact that we have a different profit margin on our current source of revenue.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2007 were $1,385,407, compared to $477,615 during the same period in 2006. The increase in operating expenses was due primarily to marketing and other costs associated with the business combination. Many of these costs are expected to be non-recurring.

Other Income and Expenses

We incurred interest expense for the nine months ended September 30, 2007 of $64,053. We incurred interest expense for the nine-month period ended September 30, 2006 of $Nil. The increase in interest expenditures of $64,053 for the nine-month period ended September 30, 2007 was primarily due to interest payable on a promissory note.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machineries and the cost of infrastructure at our planned production facilities at our leased factory in Jiangmen City, PRC. On September 30, 2007 we had cash of $6,806.

Capital Resources

For the nine-month period ended September 30, 2007 we had a working capital deficit of $1,482,675 compared to a working capital surplus of $975,354 during the nine-month period ended September 30, 2006. The decrease in working capital for the period was primarily due to prepayments and receivables incurred in connection with the development of our leased factory in Jiangmen, PRC. On September 30, 2007, we had cash and cash equivalents of $6,806.

Cash Flow Used in Operating Activities

For the nine months ended September 30, 2007 our operating activities used net cash of $421,153. For the nine months ended September 30, 2006 our operating activities used net cash of $7,909,561. The decrease in cash used in operating activities is primarily due to the pending of the expansion of our operations during business combination process.

Cash Flow Used in Investing Activities

For the nine months ended September 30, 2007 investing activities used net cash of $858,668, compared to net cash provided of $109.645. The increase in net cash used in investing activities was primarily due to an increase in prepayments and equipment purchases for the new production facility.

Cash Flow Provided by Financing Activities

For the nine months ended September 30, 2007 cash flow provided by financing activities provided cash of $484,832. For the nine months ended September 30, 2006 financing activities provide net cash of $8,270,264. The decrease in cash flow provided by financing activities for the nine months ended September 30, 2007 was primarily due to repayment to the amount due to related parties partially by advances from a third party, Begonia Participation Corp..

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

For Phase I of the construction
3 Parcels of Land totalling 198.9 acres	$2,709,861
Machinery & Equipment	147,927
Ancillary equipment & Installation	444,115
Infrastructure construction	183,644
Production moulds	25,446

Over the next twelve months, if all production lines are completed, we expect to spend additional $5,000,000 on capital expenditures.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number
(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

By: /s/ Gerald Lau
Gerald Lau
President, Principal Executive Officer and Director
(Principal Executive Officer)
Date: September March 25, 2008

By: /s/ Eddie Chou
Edwin Chan
Chief Financial Officer
(Principal Financial Officer)
Date: September March 25, 2008