Form 10KSB
period 2007-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2008-04-15
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [ ] No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,075,902

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

28,237,930 common shares @ $0.12(1) = $3,388,551.60
(1) Average of bid and ask closing prices on April 14, 2008.

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

162,811,155 common shares issued and outstanding as of April 11, 2008.

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

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On March 20, 2006, we changed our name from ZKid Network Co. to Eatware Corporation.

On November 27, 2006, we changed our name from “Eatware Corporation” to “Star Metro Corp.”. We were required to effect this name change by the terms of an agreement we entered into on November 13, 2006, with Glory Team Industrial Limited and Eddie Chou. We effected this name change by merging Star Metro Corp., our newly incorporated and wholly-owned subsidiary that was created for this purpose, into our company, with our company carrying on as the surviving corporation under the name “Star Metro Corp.”.

On February 26, 2007, we changed our name from “Star Metro Corp.” to “Biopack Environmental Solutions Inc.”. This name change was effected by merging Biopack Environmental Solutions Inc., our newly incorporated and wholly-owned subsidiary that was created for this purpose, into our company, with our company carrying on as the surviving corporation under the name “Biopack Environmental Solutions Inc.”.

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

Effective July 25, 2007, we filed a certificate of designation with the Secretary of State of Nevada, designating 1,000,000 Series B Preferred Shares. Each Series B Preferred Share has the right to thirty (30) votes at any meeting of our shareholders and the right to convert, at any time at the holder’s option, into five (5) common shares in the capital stock of our company. On February 25, 2008, we filed a certificate of designation with the Secretary of State of Nevada designating 2,000,000 Series C Preferred Shares. The rights and restrictions of these Series C Preferred Shares are identical to the rights and restrictions for our Series B Preferred Shares.

When we acquired Roots Biopack Group Limited, we also acquired its subsidiaries. The following tables show our current corporate structure:

Subsidiaries

The following is a list of our subsidiaries;

Name of Subsidiary	Corresponding number on diagram	Date of Incorporation	Jurisdiction of Incorporation	Purpose
Roots Biopack Group Limited	1	May 14, 2006	British Virgin Islands	Serves as an investment holding company which holds some of our subsidiaries

Roots Biopack Limited	2	May 24, 2004	Hong Kong	Served as a vehicle for the sales and marketing of our biodegradable food containers and industrial packaging products. Ceased operation effective Dec 31, 2007 and sales and marketing functions are now performed by Biopack Environmental Ltd.
Roots Biopack (Intellectual Property) Limited	3	April 27, 2005	Hong Kong	Serves as a vehicle for the patent and trademark registration of our biodegradable food container and industrial packaging products.
Expert Result Group Limited	4	April 19, 2006	British Virgin Islands	Serves as an investment holding company, which holds Roots Biopark Limited, which in turn holds Jiangmen Roots Biopack Ltd.
Eglinton Group Limited	5	April 20, 2004	British Virgin Islands	A dormant company currently without any operating activities.
Roots Biopark Limited	6	February 16, 2006	Hong Kong	Serves as an investment holding company which holds Jiangmen Roots Biopack Ltd.
Jiangmen Roots Biopack Ltd.	7	March 30, 2006	The PRC	Serves as an investment holding company for our future manufacturing plant, which will be located in Jiangmen China. We anticipate that the manufacturing plant, which will be known as Roots Biopack, will be in operation before the end of 2008.
Starmetro Group Limited	8	April 1, 2005	British Virgin Islands	Serves as an investment holding company which holds some of our subsidiaries.
Biopack Environmental Limited (formerly E-ware Corporation Limited)	9	November 28, 2005	Hong Kong	Provided corporate administrative services until December 31, 2007; has served as a vehicle for sales and marketing of our biodegradable food containers and industrial packaging products since December 31, 2007.
Bioplanet Distribution Sdn Bhd	10	December 5, 2005	Malaysia	This company was involved in our raw material development project in Malaysia. We discontinued our Malaysia operations effective January 31, 2008 and this company is currently inactive.

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. Until mid-May, 2007, our products were manufactured by a factory located in Shunde City, China. In mid-May, 2007 we terminated our relationship with this factory as the result of quality control and supply issues. In July, 2007, we completed arrangements with two independent factories located in Guang-Xi and Shunde City, PRC, whereby they would manufacture our products on an “open-order” basis until completion of the first phase of our Biopark facility in Jiangmen, PRC. In August, 2007, we decided to retain only the factory located in Shunde City as our exclusive OEM manufacturer and we terminated our relationship with the factory in Guang-Xi. Production from the Shunde City factory began shipping in mid-September, 2007. These changes in factories involved production flow and quality control issues which have had an adverse impact on our sales. As a result, our sales this year were below budget.

Prior to the date of our acquisition of Roots Biopack Group Limited, Jiangmen Roots Biopack Limited, a PRC subsidiary of Roots Biopack Group Limited, entered into a 15 year lease for a vacant factory located in Jiangmen City, PRC. This is where we have located our Biopark facility.

On August 19, 2007, our wholly-owned subsidiary, Roots Biopack Group Limited, entered into a comprehensive agreement with Tayna Environmental Technology Co. Limited, an unrelated third party, to set up the first phase of our planned production facility in the leased factory in Jiangmen. Under this agreement, our subsidiary agreed to develop and sell to Tayna the 20 production machines required for the operation of two production lines (there are ten production machines for each production line) at our Biopark factory, to help Tayna set up these production lines at our Biopark facility, train personnel, manage the factory and assist in sales after the commencement of production. As required by the terms of this agreement, we began the process of setting up the factory. Recently, Tayna advised us that it could not continue to perform under the agreement because it had been denied the required operating licenses by the local government. We have been advised that these operating licenses can only be granted to the owner or the lessee of the factory. As a result, on March 30, 2008, Roots Biopack Group Limited entered into a written cancellation agreement with Tayna cancelling the August 19, 2007 agreement. To March 30, 2008, Tayna had spent $1,146,102.56 in performance of its obligations under the comprehensive agreement. In the cancellation agreement, Tayna agreed to loan that amount to Roots pursuant to a separate loan agreement. In that separate loan agreement, which is also dated March 30, 2008, Roots Biopack agreed to repay to Tayna the sum of $1,146,102.56 over a three-year term expiring March 30, 2011. Roots Biopack has an option to extend this three-year initial term for an additional two calendar years by sending written notice to Tayna no later than three months prior to the original maturity date (i.e., no later than December 30, 2010). Principal due under the loan bears interest at the rate of 12% per annum.

To date, 10 production machines, together with the boiler, transformer and compressor units necessary for their operation, have been installed in our Biopark facility. We plan to install one additional machine within the next month. Finally, four additional production machines are stored in our Biopark facility pending resolution of a dispute with Patrick Oung, one of the former directors of Roots Biopack Group Limited and other subsidiaries of our company (see discussion beginning at page 20).

After installation in our factory, each production machine is fitted with a set of customer/product specific molds. These molds are designed by our customers to suit their specific product specifications (e.g., shape and size). Six of the 10 currently installed production machines are fitted with molds and are fully operational. Molds for the other five machines (the four that are already installed and the new machine to be installed within the month) should be completed over the course of the next five weeks. The six machines currently capable of production have been producing samples and limited production runs since we announced our soft opening last December.

Once in production, each machine is capable of producing 16,000,000 product units per year. Therefore, we are now capable of producing 96,000,000 units per year. Once we receive the five sets of additional molds and we complete the installation of our 11th machine, all of which we believe will happen during the next five weeks, we should be in a position to produce 176,000,000 pieces per year.

Our original plan contemplated that we would complete our Biopark facility in a three phase program, with the commencement of unit production keyed to completion of phase one. Originally, phase one consisted of two production lines with ten machines on each line, while each of phase two and three consisted of one production line (consisting of ten machines in each production line). In recent months we have scaled our original plan to accommodate unforeseen factors, including a dispute with Patrick Oung, one of the former directors of our subsidiary Roots Biopack Group Limited and other subsidiaries of our company, over ownership of four of our machines (see discussion at page 20) and the licensing difficulties encountered by Tayna. Because our primary focus continues to be the commencement of production, we have recently decided to scale phase one include only the ten machines currently installed at our Biopark facility and the one machine that we anticipate installing over the next five weeks. Once this last machine is installed and the remaining five sets of molds are delivered and installed, we intend to begin production of customer orders with an initial capacity of approximately 176,000,000 pieces per year. We intend to add the four additional machines (currently stored in our Biopark facility pending resolution of the dispute with our former director) when (and if) the dispute is resolved in our favor.

Commensurate with our reduction of the number of machines and production capacity included in phase one, we have modified our plans to ramp-up our production capacity during phase two and three. Under our current plan, phase two will consist of ten machines and phase three will consist of 15 machines. Over the next few months, as we gain experience with our production, we will address the timing of each of these phases.

We supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

Industry Overview

Currently, the majority of disposable packaging products are made from plastic, paper or polystyrene, which are typically non-recyclable and non-biodegradable. Consequently, millions of tons of plastic, paper, or polystyrene disposable packaging products are discarded in landfills across the world each year. In the last decade there has been increasing public concern over the harmful impact that plastic, paper, or polystyrene disposable packaging products have on the environment. Because of this public concern, governments have begun to adopt regulations intended to restrict and in some cases even ban the use of plastic, paper, or polystyrene disposable packaging products and multi-national corporations, acknowledging the need for environmentally sound solutions, have begun to seek alternatives to plastic, paper, or polystyrene disposable packaging products that are less harmful to the environment. As these trends continue, we believe that market for biodegradable food containers and industrial packaging products will face rapid growth in the future.

Principal Products

Our current product line-up of food containers and industrial packaging products include: plates, bowls, boxes, trays, shoe supporters and cases for electronic devices. We can fabricate any of these of other items to meet customer-specific requirements, including shape, size, colour, density and the degree to which they are impervious to oil and water.

Each of our products is:

  biodegradable.

  made from natural materials (primarily sugarcane fiber, or bagasse, which is a renewable resource that is a by- product of the sugar refining process).

  refrigerator, freezer, microwave and oven friendly in temperatures ranging from -25°C to 220°C.

  sterilized by an ultraviolet light process.

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

  We have registered our trademark “ROOTS Biodegradeable” in Switzerland, the European Union, Hong Kong and the United States and have filed trademark applications in Canada, Japan, China and India. We plan to apply for trademark registrations in Australia, New Zealand, Malaysia, Israel, Saudi Arabia and Turkey.

  We have our own in-house production facilities and we manufacture our own proprietary product using fully automated machinery.

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

Sales and Marketing

Our sales and marketing efforts currently consist primarily of direct marketing, agents, legacy clients and attendance at trade shows and expositions. To enhance our corporate image and brand awareness we actively participate in various events. Our biodegradable food container and industrial packaging products were selected for use in the following events: 2006 Winter Olympics, 2005 World Youth Day, 2005 Winterfest, 2003 World Alpine Ski Championship, 2003 World Expo, 2002 World Expo.

Through our distributors we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants, located across North America, Europe and Asia. We have distributors in The Netherlands, Switzerland, Hong Kong, Sweden, South Africa, the United States, Japan, Taiwan and Israel.

Manufacturing Process

We currently manufacture our products in two factories. One of these factories, located in Shunde City, PRC, is an independent facility (owned and operated by a third party) that manufactures product for us on an open order basis. Our second factory is located in our Biopark facility but it is currently only capable of limited production. We hope to substantially increase the production capacity of our Biopark factory over the next five weeks.

The Shunde City factory currently manufactures approximately 90% of our biodegradable food container and industrial packaging products. This factory is contained in a three-storey building with a total area of 5,000 square feet and currently operates two semi-automated production lines and one fully-automated production line. The manufacturing process consists of eight main components; Pulping, Coloring, Clinging, Forming, Laminating, Trimming, Sterilization and Packing.

We are currently using our Biopark factory primarily for the production of customer samples and limited production runs. To date, 10 production machines, together with the boiler, transformer and compressor units necessary for their operation, have been installed in this facility. We plan to install one additional machine within the next month. Four additional production machines are stored in our Biopark facility pending resolution of a dispute with one of the former directors of Roots Biopack Group Limited (see discussion beginning at page 20).

After installation in our factory, each production machine is fitted with a set of customer/product specific molds. These molds are designed by our customers to suit their specific product specifications (e.g., shape and size). Six of the 10 currently installed production machines are fitted with molds and are fully operational. Molds for the other five machines (the four that are already installed and the new machine to be installed within the month) should be completed over the course of the next five weeks. The six machines currently capable of production have been producing samples and limited production runs since we announced our soft opening last December.

Once in production, each machine is capable of producing 16,000,000 units of product per year. Therefore, we are now capable of producing 96,000,000 units per year. Once we receive the five sets of additional molds and we complete the installation of our 11th machine, all of which we believe will happen during the next five weeks, we should be in a position to produce 176,000,000 pieces per year.

The manufacturing process at our Biopark facility consists of the following stages:

Raw Material Preparation

Crunching/Shredding
Fine mixing (set correct concentration)
Dosing (adding additives)

These first 3 stages prepare the mixture for the pulp forming stage.

Pulp Formation

Forming
Cold press
Hot press

During these three phases the product is shaped. The mixture (fibers in water suspension) is poured into the forming mold. Wire mesh filters the water away leaving the fiber in the form of the product. The formed product is transferred through automation to the cold press, where additional water is squeezed out. The pressed product is then transferred through automation to the final drying stage where it is heat dried.

Trimming & Packing

Trimming
Ultra violet Sterilization/Sanitization
Packing

During the trimming stage, rough edges are trimmed from the finished product – the material that is removed will be re-used for other product (returned to stage 1). Exposure to ultra violet ensures that all coliform, germs and bacteria that may have survived the prior processing is killed. Trimming and packaging are currently not automated (these tasks are currently performed manually by laborers in our factory) but we are currently developing an automatic trimming machine.

Competition

The market for disposable packaging products is competitive and subject to frequent product introductions with improved price and or performance characteristics. We face competition from companies who provide disposable packaging products which are made from plastic, paper or polystyrene. Many of these companies have greater financial, research and development, marketing and sales resources, offer a broader product line, have better brand recognition and have a larger customer base than we do. Examples of these companies include: Eastman Chemical Company, BASF Corporation -Apack AG, SK Chemicals, Showa and Highpolymer. We also face competition from companies who provide disposable packaging products which are made from bioplastics and other types of natural materials. Example of these companies include: Earthshell Corp, Starch Tech Incorporated, Biocorp NA, KTM Industries Incorporated, Eco-Products Incorporated, Insulair, Incorporated, Novamont SPA, Green Shell Company Limited, Far East Green World Corporation, Sanshi Green Packaging Company and Green Eternity Company Limited.

Availability of Raw Materials

Our raw materials are sourced from the following regions:

Material Provided	Region
Sugarcane Fiber	Guangdong Province (China) Guangxi Province (China)
Palm Fiber	Malaysia
PE/ PET Film	Guangzhou (China)
Coloring	Guangdong Province (China)

Material Provided	Region
Water Repellent	Guangdong Province (China)
Oil Repellent	Hong Kong Canada
Carton Box	Guangdong Province (China) Hong Kong
Machinery	Guangdong Province (China)

Intellectual Property

We have not registered any patent or proprietary technology.

Trademarks

Our “Roots Biodegradable” trademark is currently registered in Switzerland, the European Union, Hong Kong and the United States. We are currently applying for trademark registration in Canada, Japan, China and India. We plan to apply for trademark registrations in; Australia, New Zealand, Malaysia, Israel, Saudi Arabia, Turkey. Details of our registered trademarks are below:

Date	Country	Registration Number
June 1, 2006	Hong Kong	200302488
September 1, 2006	Switzerland	548477
March 27, 2007	United States	3222538
September 13, 2007	European Union	005083101

Our trademark registration applications in Switzerland and Japan have been opposed by Roots Canada Limited. We believe that this opposition is not warranted because we are not involved in the same or a similar industry as Roots Canada Limited. We are currently engaged in discussions with Roots Canada Limited in an effort to negotiate an amicable resolution to its opposition.

Domain Names

We own and operate the following two registered internet domain names:

  www.rootsbiopack.com.

  www.biopackenvironmental.com

The information contained on our website does not form part of this annual report.

Dependence on one or more main customers

Until August of 2007, we relied on our five largest customers for approximately 80% of our sales in 2007. In August of 2007, these five customers were effectively consolidated when they made the decision to rely on one importer to source all of their needs. The loss of any or all of these customers would adversely affect revenues and results of operations, and the loss of any other significant customers could adversely affect revenues and results of operations unless and until the lost business is replaced.

Pension Plan

We participate in a defined contribution pension plan under the Mandatory Provident Fund Schemes Ordinance for all our eligible employees in Hong Kong. The Mandatory Provident Fund Scheme is available to all employees aged 18 to 64 with at least 80 days of service in the employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of our contributions together with accrued returns irrespective of their length of service with our company, but the benefits are required by law to be preserved until retirement age of 65. Our only obligation is to make the required contributions under the plan. The assets and the schemes are controlled by trustees and held separately from those of our company. The total pension cost for Roots Biopack Limited was $4,283 for the fiscal year end 2007 and $1,410 for the year ended December 31, 2006. Our total pension cost was $12,495 for the year ended December 31, 2007 and $4,504 for the year ended December 31, 2006.

We also participate in a compulsory savings scheme in Malaysia. All employees in Malaysia who have reached the age of 16 and employed under a contract of service whether express or implied, and whether oral or in writing must be registered as a member of the Employees Provident Fund. As an employer, we contribute 12% of the employee's wages and the employee contributes 11% of the monthly wages towards the employee's account. The total cost for this plan through our Malaysian subsidiary was $3,983 in 2007 and $4,463 in 2006. On January 31, 2008, we closed our office in Malaysia and we do not anticipate that we will incur additional costs under this plan for the balance of 2008.

Independent Testing

To ensure that our products meet health and safety and performance standards, we have them put through the tests described in the following table.

Criteria	Objectives / Purpose	Independent Testing Laboratories
Physical Performance Test	- Temperature resistance, steamer, microwave and oven tests - Water and oil proof tests - Acid Resistance tests	Hong Kong Standards and Testing Centre Hong Kong Standards and Testing Centre Hong Kong Standards and Testing Centre
Food Safety Tests	- Microbiological Tests, Coliform Bacteria, Pesticides Residues, Moulds and Yeasts Tests - Overall Migration Test - Heavy Metals Analysis, - Hong Kong Q-Mark Product Award	SGS Hong Kong Limited SGS Hong Kong Limited SGS Hong Kong Limited Hong Kong Q-Mark Council
Biodegradability	- ASTM D6400 (USA), DIN V 54900 and DIN EN 13432 (European Countries) - OK Compost and OK Compost Home Conformity Marks - Hong Kong Green Label Scheme	DIN CERTCO, Belgium AIB-Vincotte, Belgium Hong Kong Green Council

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

Our products comply with the following international regulations:

  German Regulation to the protection from dangerous materials – Gefhstoff-Verordnung (Oct 26, 1993);

  U.S. CFR Title 21 (FDA Regulation);

  Taiwan Hygienic Standard for Food Utensil, Container and Packaging (Revised 82.7.7); and,

  Biodegradability and Food Standards of Hong Kong Environmental Protection Department (HKEPD).

Research and Development

Our research and development team consists of three employees. The research and development expenses are mainly staff cost and product testing fees which are minimal at this stage.

Employees

We currently have 81 full time and no part time employees.

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss of $5,011,576 for the year ended December 31, 2007 and a net loss since inception of $3,892,151. At December 31, 2007, we had a working capital deficit of $1,717,380. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until our Biopark facility is completed and we begin producing enough product to become profitable. On December 31, 2007 we had cash of $96,460. We estimate that our monthly operating expenses over the next 12 months will be approximately $32,000 and that we will need to spend approximately $2,250,000 to complete the next two production phases at our Biopark facility. Therefore, we estimate that we will need approximately $3,634,000 over the next 12 months in order to continue our operations and complete construction of the Biopark facility. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully complete our Biopark facility and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and complete our Biopark facility, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2007, which are included in this annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and executive officers are nationals and residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, investors may be effectively prevented from pursuing remedies under United States federal securities laws against us or any of our directors or executive officers.

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

Until August of 2007, we relied on our five largest customers for approximately 80% of our sales in 2007. In August of 2007, these five customers were effectively consolidated when they made the decision to rely on one importer to source all of their needs. The loss of any or all of these customers would adversely affect revenues and results of operations, and the loss of any other significant customers could adversely affect revenues and results of operations unless and until the lost business is replaced. We believe that it is unlikely that we could replace these customers. If we were to lose any of these customers and we did not replace them, our business would be adversely affected. If we lost all or a substantial portion of these customers and we did not replace them, we could be forced to cease operations and investors in our company could lose their entire investment.

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

Our executive officers and directors, in the aggregate, beneficially own 66.03% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Offices

Our head office is located at 18/F, Metroplaza Tower II 223 Hing Fong Road Kwai Chung, New Territories, Hong Kong. Our telephone number is (852) 3586-1383. Our facsimile number is (852) 3586-2366. We have recently signed a lease for new Hong Kong office space located at 905 Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong. We intend to vacate our offices in Metroplaza Tower II and move into our new office space by the end of April, 2008. Our telephone and fax numbers will not change.

Our Malaysia subsidiary, Bioplanet Distribution Sdn Bhd, maintained an office located at Suite E-09-07, Level 9, Block E, Plaza Mont Kiara, No. 2, Jalan Kiara, Mont' Kiara, 50480 Kuala Lumpur, Wilayah Persekutuan, Malaysia. We closed this office (and discontinued our operations in Malaysia) effective January 31, 2008. We do not have any continuing lease obligations in connection with this action.

Our subsidiary, Roots Biopack Limited, leases office space at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong. Management of this subsidiary moved into our principal executive office on May 21, 2007 and the office space at Hopewell Centre is currently vacant. The lease for this office does not expire until November 14, 2008. We continue to attempt to sublease these premises or assign this lease to a new tenant.

Our Peoples Republic of China (PRC) subsidiary, Jiangmen Roots Biopack Limited, leases 4 adjacent properties situated at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC. We call this area “Roots Biopark”.

Roots Biopark includes a factory, dormitories, a shop on the first floor, an office on the second floor, toilets, a garage, a storage shelter and land, a substation and an electricity transformer (315kW). The premises are equipped with kitchen appliances, water, electricity and fire prevention and fire fighting equipment. Roots Biopark has a total area of 10,440 square meters, including a 2,700 square meter dormitory.

The lease term is 15 years from March 1, 2007, with one option to renew the term. A copy of the lease agreement and the translation of the lease agreement were attached as exhibits to our annual report filed on April 17, 2007. We have a right of first refusal to purchase the premises in the event that the landlord desires to sell.

We paid the sum of RMB 390,000.00 as a rental deposit. Pursuant to the terms of our rental agreement, the rental deposit shall be refunded to us without interest upon the expiration of the lease.

From the first to the fifth year, our monthly rent is RMB 103,000 (approximately $13,720), or RMB 1,236,000 (approximately $164,646 per annum . From the sixth year onward, our rent will increase by 5% every 3 years.

Item 3.	Legal Proceedings.

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

Also on June 4, 2007, the court ordered that all materials, including all business information such as accounting records, information registered under the name of Foshan City Green Machine Factory and placed at the factory area of our wholly owned subsidiary plus our subsidiary’s production equipment, products and business records seized, detained, photographed, video-taped, copied, investigated, and listed, in order to preserve the evidence. Included among this property placed for safekeeping at our Biopark factory facility are four new production machines that we cannot use in our production line until this dispute has been resolved.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BPEV”. The closing price of our common stock, as reported by the OTC Bulletin Board on April 14, 2008, was $0.12.

The following quotations obtained from www.finance.yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	n/a	n/a
March 31, 2006	n/a	n/a
June 30, 2006	$12.00	$0.70
September 30, 2006	$0.81	$0.60
December 31, 2006	$0.90	$0.60
March 31, 2007	$0.85	$0.65
June 30, 2007	$1.51	$0.71
September 30, 2007	$0.95	$0.40
December 31, 2007	$0.63	$0.41

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Transfer Agent and Registrar

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341.

Holders

On April 11, 2008 there were 1,392 registered holders of our common shares and 162,811,155 common shares issued and outstanding. In addition, on April 11, 2008, there were 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock issued and outstanding (both held by one registered holder).

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

Recent Sales of Unregistered Securities

On August 17, 2007 we issued 1,000,000 Series A Preferred Shares and 1,000,000 Series B Preferred Shares to Begonia Participation Corp. pursuant to a Debt Settlement and Subscription Agreement dated August 1, 2007. We issued the Series A and Series B Preferred Shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     In December, 2007, we sold two convertible debentures, one to each of two investors and each in the face amount of $300,000, for gross proceeds of $600,000. Each of these convertible debentures is for a term of three years and amounts due are convertible, at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our Series C Preferred Stock at a price of $0.50 per preferred share. Neither of these investors is a U.S. person, the transactions did not occur in the United States and, in selling these debentures we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

     On January 31, 2008, we sold one convertible debenture with a face amount of $150,000 to one investor for gross proceeds of $150,000. This convertible debenture is for a two year term and is convertible, at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our common stock at a price of six and two-thirds cents per share. This investor is not a U.S. person, the transaction did not occur in the United States and, in selling this debenture we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

     On February 4, 2008, we sold one convertible debenture with a face amount of $100,000 to one investor for gross proceeds of $100,000. This convertible debenture is for a three year term and is convertible, at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our common stock at a price of six and two-thirds cents per share. This investor is not a U.S. person, the transaction did not occur in the United States and, in selling this debenture we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

     On March 3, 2008, we sold one convertible debenture with a face amount of $400,000 to one investor for gross proceeds of $400,000. This convertible debenture is for a three year term and is convertible, at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our common stock at a price of six and two-thirds cents per share. This investor is not a U.S. person, the transaction did not occur in the United States and, in selling this debenture we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information for the fiscal year end December 31, 2007;

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans	6,000,000	$Nil	Nil

not approved by security holders(1)
Total	6,000,000	$Nil	Nil

(1)

On July 8, 2005, we filed a registration statement on Form S-8 registering 6,000,000 shares at a proposed offering price of $0.013 per share or $78,000. Under this plan we issued 6,000,000 shares to five individuals in consideration for consulting services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

On March 27, 2007, we completed a share exchange agreement with Roots Biopack Group and the former shareholders of Roots Biopack Group. As a result of the share exchange agreement, we integrated our existing development of a line of biodegradable, single use, food and beverage containers with the business of Roots Biopack Group, which consisted of the research and development, manufacturing and sale of biodegradable food container and industrial packaging products made from natural materials. Because we are the successor business to Roots Biopack Group and because the operations and assets of Roots Biopack Group represents our entire business and operations from the closing date of the share exchange agreement, our management's discussion and analysis and audited financial statements are based on the Roots Biopack Group financial results for the relevant periods.

Through our sales and marketing team and our distributors we supply our biodegradable food container and industrial packaging products to multinational corporations, supermarket chains and restaurants located across North America, Europe and Asia.

Result of Operations for the Fiscal Year Ended December 31, 2007 as compared to the Fiscal Year Ended December 31, 2006.

Our net loss for the year ended December 31, 2007 was $5,011,576, compared to a profit for the year ended December 31, 2006 of $613,474. The increase in net loss of $5,625,050 for the year ended December 31, 2007 was primarily due to a decrease in sales, increases in administrative costs as we geared up the operation of our new production facility, a write-off of construction work in Malaysia in the amount of $154,506, the provision for doubtful debts in the amount of $243,625 and a write-off of amounts due from related parties of $2,876,402.

Net Sales and Cost of Sales

Our net sales for the year ended December 31, 2007 were $1,075,902. Net sales for the year ended December 31, 2006 were $6,622,362. The decrease in net sales of $5,546,460 for the year ended December 31, 2007 was primarily due to the termination of our relationship with the Shunde Factory, which limited our production/manufacturing capacity. Our new Biopark factory, which we had hoped to look to for additional manufacturing capacity, took longer to develop than we had anticipated and it was not available to replace some of the production capacity that we lost when we discontinued our relationship with the Shunde factory.

Our cost of sales for the year ended December 31, 2007 was $851,469. Our cost of sales for the year ended December 31, 2006 was $5,248,104. The decrease of $4,396,635 in cost of sales for the year ended December 31, 2007 was directly related to the decrease in sales.

Operating Expenses

Our operating expenses for the year ended December 31, 2007 were $5,065,716, compared to operating expenses for the year ended December 31, 2006 of $627,433. The increase in operating expenses of $4,438,283 for the year ended December 31, 2007 was primarily due to the write-off of a write-off of construction work in Malaysia in the amount of $154,506, provision for doubtful debts in the amount of $243,625, a write-off of amounts due from related parties of $2,876,402 and an increase in administration expenses resulting from the development of phase one of our production capacity at our Biopark facility.

Our advertising and promotion expenses for the year ended December 31, 2007 were $6,453. Our advertising and promotion expenses for the year ended December 31, 2006 were $20,619. The decrease in advertising and promotion expenses of $14,166 for the year ended December 31, 2007 was primarily due to the decrease in our production capacity resulting from the termination of our relationship with one of our independent factories while at the same time failing to bring our Biopark production facility on-line as early as originally projected. We decided to ramp down our sales efforts until our Biopark factory was capable of production at its projected levels.

Our rent for the year ended December 31, 2007 was $228,159. Our rent for the year ended December 31, 2006 was $30,379. The increase in rent of $197,780 for the year ended December 31, 2007 was primarily due to the payment of rent for our Biopark factory.

Other Income and Expenses

We recognized a foreign exchange loss for the year ended December 31, 2007 of $32,136, compared to a foreign exchange loss for the year ended December 31, 2006 of $1,250. The increase in foreign exchange loss for the year ended December 31, 2007 was primarily due to the weakening of the U.S. dollar.

We incurred interest expense for the year ended December 31, 2007 of $60,143 compared to interest expense for the year ended December 31, 2006 of $1,816. The increase in interest expense of $58,327 for the fiscal year ended December 31, 2007 was primarily due to accrued interest payable on a loan from an unrelated third party.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital and for the purchase of machinery and other development of our Roots Biopark facility. Over the next 12 months we plan to spend approximately $2,250,000 on this project, primarily consisting of the cost to build and install new production machinery. We intend to source the capital required for this project from revenue from operations and from the sale of debt or equity in our company. We do not currently have any arrangements for the sale of any debt or equity in place and there can be no assurance that we will be able to raise the capital required in this manner.

Capital Resources

For the year ended December 31, 2007 we had a working capital deficit of $1,717,380. For the year ended December 31, 2006 we had working capital of $1,105,477. The decline in working capital of $2,822,857 for the year ended December 31, 2007 was primarily due to the cost of developing our new production facilities, as well as loans from our directors and related parties which are classified as current liabilities.

At December 31, 2007, we had cash and cash equivalents of $96,460. At December 31 2006, we had cash and cash equivalents of $793,262. The decrease in cash and cash equivalents of $696,802 is due primarily to the misappropriation of funds from our company and a subsidiary of our company by a former director and to the development of our new production facility. For additional information about this misappropriation of funds, please refer to the section of this Annual Report on Form 10-KSB titled “Legal Proceedings” beginning at page 20, above.

Cash Flow Used in Operating Activities

For the year ended December 31, 2007 our operating activities used cash of $2,797,650. For the year ended December 31, 2006 our operating activities used cash of $535,357. The increase in cash used for operating expenses of $2,262,293 during the year ended December 31, 2007 was primarily due to repayment of trade deposits, increases in receivables from customers and related parties and increases in prepaid expenses.

Cash Flow Used in Investing Activities

For the year ended December 31, 2007, investing activities used cash of $1,450,246. For the year ended December 31, 2006, investing activities used cash of $18,958. The increase in cash used in investing activities of $1,431,288 for the year ended December 31, 2007 was primarily due to the cost of developing our Roots Biopark facility.

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

Cash Flow Provided by Financing Activities

For the year ended December 31, 2007, cash flow provided by financing activities provided cash of $3,542,392. For the year ended December 31, 2006, cash flow provided by financing activities provided cash of $1,284,759. The increase in cash flow provided by financing activities of $2,257,633 for the year ended December 31, 2007 was primarily due to advances from a third party and advances from directors, shareholders, related parties and the sale of convertible debentures.

Capital Expenditures

During the year ended December 31, 2008 the bulk of our capital expenditure was focused on the development of our Roots Biopark production facility. As of April 14, 2008, we do not have any material commitments for capital expenditures. Over the next twelve months, we plan to spend approximately $2,250,000 on the completion of the second and third production phases at our Roots Biopark production facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Prior to the date that we acquired our wholly-owned subsidiary Roots Biopack Group Limited, Roots Biopack Group Limited had entered into an agreement to purchase land in Jiangmen upon which it intended to build a large new factory facility designed to handle all of its production requirements. Roots Biopack Group Limited did not complete this proposed acquisition. We decided not to complete this acquisition in favor of leasing the land (which we have done). We have agreed to forfeit the deposit paid in respect of the proposed purchase in return for the vendor’s agreement that it will not pursue any other damages or remedies for our failure to complete the purchase.

Significant Accounting Policies

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

Allowance for Doubtful Accounts

Our company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when our company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no accounts receivable and no allowance for doubtful accounts as of December 31, 2007.

Accounts receivable

Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowances for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that our company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified against the allowance when identified. Our company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. We do not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days.

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

The estimated useful lives are as follows:

Years
Leasehold improvements	5
Furniture, fixtures and office equipment	5 to 10
Motor vehicles	5
Computer equipment	5
Plant and Machinery	10

Impairment of assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", our company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

As of December 31, 2007, we impaired property and equipment in the amount of $170,923, which amount is reflected in the operating expenses section of the operating statement.

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

Accumulated Other Comprehensive income

Accumulated other comprehensive income represents the change in equity of our company during the periods prensented from foreign currency translation adjustments.

Foreign currency translation

Our functional currency is Hong Kong Dollars (“HKD”), Renminbi (“RMB”) and Malaysia Ringatt (“MYR”)and our reporting currency is U.S. dollars. Our consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to our company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. We have evaluated the impact of the adoption of SFAS 152, and do not believe the impact will be significant if any, to our company's overall results of operations or financial position since we do not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to our company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for our company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and do not believe the impact will be significant to our company's overall results of operations or financial position.

In May 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Our company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated April 11, 2008 of Gruber & Company, LLC

Audited Consolidated Balance Sheets as at December 31, 2007 and December 31, 2006

Audited Consolidated Statements of Operations for the year ended December 31, 2007 and for the year ended December 31, 2006

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2007 and for the year ended December 31, 2006

Audited Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the period from August 25, 1999 to December 31, 2007

Notes to the Consolidated Financial Statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 And 2006
Together With Report Of
Independent Registered Public Accounting Firm

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Biopack Environmental Solutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the each of the two years ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2007 and the results of its consolidated operations and its consolidated cash flows for each of the two years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements conditions exist which raise substantial doubt about the company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Managements’ plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri 63367
April 11, 2008

BioPack Envirnomental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007

Assets
Current assets
Cash and equivalents	$96,460
Prepaid expenses and other receivables	258,381
Inventory	58,840
Total current assets	413,682

Property, plant and equipment, net	1,479,286
Deposits	45,119
Total assets	1,938,087

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	624,650
Due to related parties	1,267,966
Taxes Payable	238,445
Total current liabilities	2,131,062

Long Term Liabilities
Long term Debt	638,525
Due to related Parties	1,441,454
Total long term liabilities	2,079,980

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
2,000,000 shares issued and outstanding	2,000
Common stock; $.0001 par value; 500,000,000 shares authorized;
173,819,421 shares issued and outstanding	17,382
Additional paid-in capital	1,466,422
Stock issued at less than par value	(2,683)
Accumulated other comprehensive income	136,074
Retained Earnings	(3,892,150)

Total stockholders' equity	-2,272,955

Total liabilities and stockholders' equity	$1,938,087

See accompanying notes to consolidated financial statements

BioPack Envirnomental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
Sales	$1,075,902	$6,622,362
Cost of Sales	851,469	5,248,104
Gross profit	224,433	1,374,258
Expenses
General and administrative	1,462,396	627,433
Depreciation	24,053	3,792
Legal & Professional	163,707	-
Bad debt - Related party	2,876,402	-
Provision for doutful accounts	243,625	-
Impairment of property and equipment	170,293	-
Wages and Salaries	175,213	-

Total operating expenses	5,115,688	631,225
In come from operations	-4,891,255	743,033
Other Income (expense)
Other income	12,249	8,357
Interest expense	-60,143	-1,816
Income before income taxes	-4,939,149	749,574

Income tax	-72,427	-136,100
Net income	$-5,011,576	$613,474
Earnings per share	$(0.032)	$0.006
Weighted average common shares outstanding	158,491,534	108,000,000

See accompanying notes to consolidated financial statements

BioPack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash Flows

	For the years ended
	December 31,
	2007	2006
Cash flows from operating activities
Net income	-5,011,576	$613,474

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	24,053	3,792
Deferred income taxes		1,891
Loss on Disposal	5,067
Common stock issued for services		240,000
Write down in value of assets	170,293
Provision for bad debt	3,043,508
Write off of deposit	59,691
Other comprehensive income (loss)	51,354

Changes in assets and liabilities:
Accounts receivable	-62,840	804,874
Prepaid expenses	-250,621	-7,908
Advances to related Parties	-1,179,633	-3,001,990
Inventories	-58,840
Deposits	90,334
Accounts payable and accruals	329,590	71,409
Taxes Payable	-8,032	134,209

Net cash used in operating activities	-2,797,650	-1,140,249

Cash flow from investing activities
Purchase of property and equipment	-155,058	-18,958
Construction in progress	-1,295,188

Net cash used in investing activities	-1,450,246	-18,958

Cash flow from financing activities
Proceeds from notes payable	3,106,834	892,324
Repayment of lease obligation	-3,924
Proceeds from issuance of notes to related party		392,336
Amounts due to related parties	1,105,816
Repayment to shareholder	-666,334
Proceeds from issuance of common stock		604,991

Net cash provided by financing activities	3,542,392	1,889,651

Net change in cash	-705,504	730,444

Effect of foreign currency translation on cash & cash equivalents		-1,006

Cash, beginning of year	801,964	72,526

Cash, end of year	$96,460	$801,964

Supplemental disclosure of cash flow information:
Cash paid for income taxes	72,427	--
Cash paid for interest	63,546	$1,816

Non-cash investing and financing activities:

Stock issued to retire debt	2,269,375	494,439

See accompanying notes to financial statements

Biopack Environmental Solutions, Inc and Subsidiaries
Consolidated Statements of Shareholders' Equity

						Stock Issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity
Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	-2,683	-9,837,473		-645,429
Common stock issued to repay debt			34,100,000	3,410	491,029				494,439
Common stock sold for cash	--	$--	260,000,000	26,000	194,000	--	--		220,000
Common stock issued to
acquire StarMetro Group	--	--	60,000,000	6,000	-234,713	--	--		-228,713
Private placement	--	--	800,000	80	384,812	--	--		384,892
Common stock issued for
services	--	--	30,500,000	3,050	236,950	--	--		240,000
Cancellation of GTI shares	--	--	-12,000,000	-1,200	1,200	--	--		--
Reverse split 4,000 to 1	--	--	-493,743,513	-49,374	49,374	--	--		--
Accumulated translation
adjustment	--	--	--	--	--	--	--	6,599	6,599
Net loss for the year ended
December 31, 2006	--	--	--	--	--	--	-1,149,781	--	-1,149,781
Restructuring for Reverse Merger	-1,000,000	-1,000	25,473,804	2,547	-10,296,092		12,106,679	-7,386	1,804,748
Balance at December 31, 2006	--	--	108,000,000	$10,800	$--	$-2,683	$1,119,425	$-787	$1,126,755
Recapitalization as result of
reverse merger Mar 27, 2007	--	--	64,526,196	6,453	-800,824			6,599	-787,772
Stock issued to convert debt Mar 27, 2007	--	--	1,293,225	129	1,034,451				1,034,580
Preferred share issued for repay debt
owned by a subsidiiary on Aug 17, 2007	2,000,000	2,000			1,232,795				1,234,795
Translation adjustment								130,262	130,262
Net income for the year
ended Dec 31, 2007							-5,011,575		-5,011,575
Balance at Dec 31, 2007	2,000,000	2,000	173,819,421	$17,382	$1,466,422	$-2,683	$-3,892,150	$136,074	-2,272,955

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Biopack Environmental Solutions Inc. and Subsidiaries (formerly Star Metro Corp.) that is develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. made from natural materials.

On March 27, 2007, the Company executed a share exchange with Roots Biopack Group Limited, in which Roots Biopack Group Limited proposed to exchange 90,000,000 shares of Star Metro Corp for 100% of the issued and outstanding shares of Roots Biopack Group Limited.

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007, the Company have $96,460 cash equivalents.

(d) Short-term Investment

The Company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

(e) Accounts Receivable

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

(e) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no accounts receivable and no allowance for doubtful accounts as of December 31, 2007.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The estimated useful lives are as follows:

Years

Leasehold improvements	5
Furniture, fixtures and office equipment	5 to 10
Motor Vehicles	5
Computer equipment	5
Plant and Machinery	10

(g) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2007, the Company impaired property and equipment in the amount of $170,293, which amount is reflected in the operating expenses section of the operating statement.

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

(i) Foreign Currency Transactions

The Company’s functional currency is Hong Kong Dollars (“HKD”), Renminbi (“RMB”) and Malaysia Ringatt (“MYR”)and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

3.	Property, Plant and Equipment, net

Cost

Leasehold improvements	$5,688
Motor vehicle	75,188
Office furniture and equipment	58,293
Computer equipment	12,874
Plant and Machinery	86,872
Construction in progress	1,295,188
1,534,103
Accumulated depreciation	(54,817)

$1,479,286

Depreciation expense for the year ended December 31, 2007 was $24,053.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b) Construction in progress

The Company intends to build and operate a production plant in Malaysia. As of December 31, 2007, the Company had spent $154,506 on the construction. These costs are included on the balance sheet in the property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. During the year, the aforesaid project was abandoned and in the opinion of director, the whole amount was considered to be impaired. The subsidiary company which operated this construction project was also ceased operation in January 2007.

Construction in progress represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of December 31, 2007, the Company had spent $1,295,188 on the construction. No interest has been capitalized in construction in progress for the year.

The directors consider that the carrying amount of construction in progress approximate to its fair value.

4.	Due to Related Parties

Five directors of the Company have advanced $1,267,966 in the form of unsecured, non-interest bearing advances with no due date.

5.	Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2007 of $5,011,576, had an accumulated deficit of $3,892,150 and a working capital deficit of $1,717,380. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining successful operations, or raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof.

6.	Concentrations and Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers payment practices to minimize collection risk on accounts receivable.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognised as an expense under operating leases during the year:

	2007	2006
	$	$

Premises	209,793	46,953

At 31 December 2007, the Group had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use right, which fall due as follows:

	2007	2006
	$	$

Within one year	170,980	52,779
In the second to fifth years, inclusive	691,047	47,726
After five years	1,746,225	-
	2,608,252	100,505

Operating leases relate to manufacturing premise in PRC with lease terms of 15 years from 1 March 2007, with an option to extend for renew. The Group does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

	2007	2006
	$	$
Contracted for but not provided for
- Capital injection for a subsidiary in PRC	969,022	24,816,448
- Purchase of three pieces of land in PRC	-	2,633,527
- Construction projects in PRC	199,962	-
	1,168,984	27,449,975

Pursuant to the resolution of board of directors meeting on 5 December 2007, the registered capital of a subsidiary in PRC has been decreased to HK$25 millions from HK$200 millions.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Related Party Transactions

Two directors of the Company have advanced $670,734 in the form of unsecured, non-interest bearing advances with no due date. On March 27, 2007 these advances were converted into common stock.

	2007	2006
	$	$
Advance to a director	-	2,057
Advance to a related company	-	2,154,706
	-	2,156,763

The advance to a related company represents the amount due from Roots Biopack Industry Limited, which is controlled by a former director of the company. The directors are of the opinion that the advance is not likely recoverable and accordingly, full provision for bad debts has been made in the consolidated financial statements in 2007.

In addition to the transactions and balances disclosure elsewhere in these consolidated financial statements, the Group entered into the following transactions during the year:

	Nature of	Connected	2007	2006
Name of the company	transaction	party (ies)	$	$

Grand Power Express	Renovation	Mr. Ricky	34,281	14,363
International Limited	and equipment	Chiu Tong

	Office rental	Mr. Ricky	27,451	50,956
		Chiu Tong

	Management fee	Mr. Ricky	37,926	41,086
		Chiu Tong

InterPacific Capital	Consultant fee	Spouse of	38,308	-
Limited		Mr. Ricky
		Chiu Tong
			137,966	106,405

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Vehicle Obligation Payable

The Company has an agreement to lease a motor vehicle under a direct financing lease. The payment for this direct financing lease is $373 per month. This obligation is included in the balance sheet under current liabilities.

	2007	2006
	$	$

Payable within 1 year	20,400	5,836
Payable later than 1 year	-	18,488
	20,400	24,324

10.	INCOME TAXES

	2007	2006
	$	$

Hong Kong profits tax	72,427	134,209
Deferred taxes	-	1,891
	72,427	136,100

Income taxes in the consolidated income statement represents the under-provision of the Hong Kong profits tax in respect of the previous years.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2007	2006
	$	$

(Loss) / Profit before taxes	(3,958,361)	749,574

Provision for income taxes at Hong Kong income
tax rate 17.5%	(692,713)	131,175
Under provision of taxation in previous year	74,303	-
Tax effect of non-deductible expenses	430,083	7,738
Tax effect of non-taxable income	(153)	(69)
Tax effect of reversal of temporary difference	(1,876)	-
Tax effect of utilized tax losses not recognised	225,472	-
Tax effect of tax losses not allowed	37,311
Tax exemption granted to PRC subsidiary	-	(2,744)
	72,427	136,100

The major components of deferred tax recognized in the consolidated balance sheets as of 31 December 2007 is as follows: -

	2007	2006
	$	$
Deferred tax liabilities, net
Temporary difference on accelerated tax depreciation on
plant and equipment	-	1,889

11.	Preferred Stock Issued to Convert Debt

On August 17, 2007 the Company repaid the principal and accrued interest on a promissory note in the amount of $ 1,133,668 through the issuance of 1,000,000 shares of Series A preferred stock and 1,000,000 shares of newly authorized Series B preferred stock. Each of these preferred shares have thirty votes, and are convertible into five common shares.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Subsequent Events

On January 31, 2008, we sold one convertible debenture with a face amount of $150,000 to one investor for gross proceeds of $150,000. This convertible debenture is for a two year term and is convertible, at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our common stock at a price of six and two-thirds cents per share. This investor is not a U.S. person, the transaction did not occur in the United States and, in selling this debenture we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On February 4, 2008, we sold one convertible debenture with a face amount of $100,000 to one investor for gross proceeds of $100,000. This convertible debenture is for a three year term and is convertible, at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our common stock at a price of six and two-thirds cents per share. This investor is not a U.S. person, the transaction did not occur in the United States and, in selling this debenture we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On March 3, 2008, we sold one convertible debenture with a face amount of $400,000 to one investor for gross proceeds of $400,000. This convertible debenture is for a three year term and is convertible, at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our common stock at a price of six and two-thirds cents per share. This investor is not a U.S. person, the transaction did not occur in the United States and, in selling this debenture we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Eddie Chou, one of our directors and our Chief Technical Officer, 1,200,000 shares of our common stock held by Mr. Chou were cancelled and returned to treasury.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Ricky Chiu, an ex-director of our company, 1,800,000 shares of our common stock held by Mr. Chiu were cancelled and returned to treasury. On February 17, 2008, pursuant to a Share Cancellation Agreement with Legend View Limited, 8,000,000 shares of our common stock were cancelled and returned to treasury. Our President and the chairman of our Board of Directors, Mr. Gerald Lau, owns a controlling interest in Legend View Limited.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the fiscal year covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal executive officer and our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our management concluded that our company’s internal control over financial reporting was effective, as of December 31, 2007, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-KSB.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gerald Lau	President, Chief Executive Officer and Director	51	March 27, 2007
Eddie Chou(1)	Chief Technical Officer, Chief Financial Officer, Secretary, Treasurer and Director(1)	37	February 6, 2006
Ricky Chiu Tong(2)	Director	37	February 6, 2006
Ma Cheng Ji	Director of Starmetro Group Limited	65	April 8, 2008
Edwin Chan(3)	Director until April 1, 2008 Director of Roots Biopack Group Limited	42	March 27, 2007 May 4, 2007
James Yiu Yeung Loong	Director	54	April 1, 2008
Hilary W. L. Chu(4)	Director	31	March 27, 2007
Cheng King Hung	Director of Roots Biopack Group Ltd.	52	May 4, 2007
Erich Muller	Director of Roots Biopack Limited	52	June 7, 2006
Faith Lam	Director of Jiangmen Roots Biopack Limited	39	May 10, 2007
Alex Chan	Director of Bioplanet Distribution Sdn Bhd and Eatware Development Sdn Bhd (Malaysia Subsidiaries)	35	December 5, 2006
Wong Lai Wah	Director of Bioplanet Distribution Sdn Bhd and Eatware Development Sdn Bhd (Malaysia Subsidiaries)	60	December 5, 2006

(1)

Eddie Chou was appointed as our Secretary, Treasurer, Chief Financial Officer and a director on February 6, 2006. He resigned as our Chief Financial Officer on July 24, 2007 and was then re-appointed as our Chief Financial Officer on October 2, 2007. He was appointed as our Chief Technical Officer upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007.

(2)	Ricky Chiu Tong resigned from our Board of Directors effective February 4, 2008.

(3)	Edwin Chan was our Chief Financial Officer from July 24, 2007 to October 2, 2007. Mr. Chan resigned from our Board of Directors effective April 1, 2008.

(4)	Hillary Chu resigned from our Board of Directors effective February 25, 2008.

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

Eddie Chou – Chief Technical Officer, Chief Financial Officer, Secretary, Treasurer and Director

Eddie Chou became our Secretary, Treasurer, Chief Financial Officer and a director on February 6, 2006. He resigned as our Chief Financial Officer on July 27, 2007 and then was re-appointed as our Chief Financial Officer on October 2, 2007. He was appointed as our Chief Technical Officer upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. Mr. Chou is responsible for the development of our technology and project development. From 2003 to 2006, Mr. Chou served as a director and general manager of Glory Team Industrial Ltd., where he was in charge of research and development and responsible for the development of machinery, technology and production line design. Glory Team Industrial Ltd. owns the rights to the EATware intellectual property that was, until December of 2006, licensed to our company. From 1997 to 2003, Mr. Chou was the chief design engineer of ASM Pacific Technology Ltd. (HKEx:ASMPT), which is the world's largest assembly and packaging equipment supplier for the semiconductor industry. At December 31, 2005, 53.59% of the equity of ASM Pacific Technology Ltd. was owned by ASM International N.V., a Netherlands company. ASM International N.V. is a reporting issuer in the United States; its common shares are listed on the NASDAQ Global Select Market (NASD:ASMI).

Mr. Chou was awarded a B.Eng (Hons) in Mechanical Engineering from London University, in London, England in 1994. In 2002, Mr. Chou obtained a Certificate for Mechatronics from Philips CFT centre, Singapore which is the exclusive in-house institution of Philips Group.

James Yiu Yeung Loong - Director

Mr. Yiu was appointed a director of our subsidiaries Biopack Environmental Limited and Starmetro Group Limited on March 25, 2008 and a director of our company on April 1, 2008. Mr. Yiu is the Managing Director of a consulting company in Hong Kong providing consultancy services to both the private and public company sectors. Mr. Yiu specializes in raising capital, corporate and financial restructuring, mergers and acquisitions. Mr. Yiu is an experienced entrepreneur and is familiar with business practices in the Greater China region. Mr. Yiu graduated from the College of Education in Hong Kong in 1973.

Ma Cheng Ji – Director of our company and our subsidiaries Starmetro Group Limited and Biopack Environmental Limited

Mr. Ma was appointed a director of our subsidiaries Biopack Environmental Limited and Starmetro Group Limited on April 8, 2008. Mr. Ma is the Director of Jiujiang Gaofeng Mining Industry, a production and exploration mining company focused in the Greater China region. Mr. Ma is also the President of Shanghai Trust Investment Consultant Co., Ltd, where he specializes in research and analysis of Asian public equity markets; he also provides management consultation to both public and private enterprises. Mr. Ma graduated in 1961 with a Bachelor’s degree in publishing from Shanghai Publishing College, and he received a postgraduate degree in comparative literature from Japan University in Tokyo in 1989.

Edwin Chan - Director

Edwin Chan was appointed as a director upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. Mr. Chan resigned from our Board of Directors effective April 1, 2008. Mr. Chan was our Chief Financial Officer from July 24, 2007 to October 2, 2007. Mr. Chan served as a Director of Roots Biopack Group Limited since July 2006. From July 2004 to June 2006, Mr. Chan was the Senior Manager at China Everbright Securities (HK) Limited (Hong Kong), an investment banking firm. While with China Everbright Securities (HK) Limited, Mr. Chan was responsible for sales and brokerage of securities to institutional investors in China and Hong Kong. During the period April 2002 to June 2004, he was the Senior Manager (Business Valuation) of Vigers Appraisal & Consulting Ltd. (Hong Kong). From January 2000 to March 2002, Mr. Chan was the Research Manager for Asia Financial Securities Ltd. (Hong Kong).

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

Cheng Kin-hung – Director of Jiangmen Roots Biopack Limited

Mr. Cheng King-hung has been an executive with the government and a few major public organizations in Hong Kong, including the Kowloon-Canton Railway Corporation and the University of Science and Technology for over 25 years, before focusing on his own investment in environmental industry and financial services since 2005. Mr. Cheng received a B.Sc from Southern Illinois University, USA in 1980, a M.Phil from the Chinese University of Hong Kong in 1986. and a Ph.D from Zhu Hai College of Hong Kong in 1991. He has been serving the community in various positions, such as Chairman of Writers Fellowship and Board Member of Tang Siu Tong Secondary School. He also serves as an independent non-executive director of Innotech Holdings Limited (Stock Code 8202), a Hong Kong company listed on the GEM Board of The Stock Exchange of Hong Kong.

Faith Lam – Director of Jiangmen Roots Biopack Limited

Mr. Lam Koon Fai Faith started his career in Auditing in 1990. Mr. Lam later joined Deloitte Touche Tohmatsu in 1994. He has served clients as auditor in various industries including telecommunication, airline, truck manufacturing and the rail industry. Prior to joining our group, Mr. Lam was the qualified accountant in a company listed on the main board of the Stock Exchange of Hong Kong. He is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and a fellow member of The Association of Chartered Certified Accountants.

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

In 2000, Ms. Chu obtained her Masters degree in Environmental Technology from the Imperial College of Science, Technology and Medicine, U.K. Ms. Chu graduated from the University of Westminster, U.K., with a BSc (HONS) in Environmental Sciences and Business Management in 1999. She is a member of the Institution of Environmental Sciences (MIEnvSc) and is an active member in various environmental groups and institutions. Ms. Chu is a qualified auditor for ISO 9001 – 2000 QMS Internal Auditing Course of Construction Industry Training Authority (CITA). She is also a qualified professional trainer for occupational health and safety from the Hong Kong Polytechnic University. Ms. Chu resigned from our Board of Directors on February 25, 2008.

Alex Chan – Director of Bioplanet Distribution Sdn Bhd

Alex Chan was appointed as the director of Bioplanet Distribution Sdn Bhd (formerly named Eatware Malaysia Sdn Bhd) on December 5, 2005. Mr. Chan has been responsible for our project development in Malaysia since December 2005. Mr. Chan was awarded a B.Eng in Mechanical Engineering from Kings College of London, England in 1995. Mr. Chan returned to Malaysia to pursue his career in the engineering field for the next 10 years. From 1995 to 1997, Mr. Chan was attached to Malaysia’s largest electrical manufacturer of High Tension electrical equipment known as LKH Holdings which is listed on Kuala Lumpur Stock Exchange in Malaysia (LKH:KLSE). Subsequently, from 1997 to 2005, Mr. Chan was the General Manager of RBS Solutions Sdn Bhd (a private limited company) in Malaysia involved in several of Malaysia’s premier landmark projects which includes the KLCC twin towers, Kuala Lumpur towers and the Kuala Lumpur international airport to name a few.

Alex Chan was also a director of Eatware Development Sdn Bhd, our former Malaysia Subsidiary that was struck off by the Malaysian registry of companies on January 15, 2007.

Wong Lai Wah – Director of Bioplanet Distribution Sdn Bhd

Lai Wah Wong was appointed as director of Bioplanet Distribution Sdn Bhd (formerly named Eatware Malaysia Sdn Bhd) on December 5, 2005. Ms. Wong was also a director of Eatware Development Sdn Bhd, our former Malaysia Subsidiary that was struck off of the Malaysian registry of companies on January 15, 2007.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gerald Lau	1(1)	3(1)	None
Eddie Chou	3(2)(3)	15(2)(3)	None
Chan Choon Hoong (Alex Chan)	None	None	None

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Wong Lai Wah	None	None	None
Hillary Chu	1(1)	None	None
Edwin Chan	1(1)	None	None
Ricky Chiu	1(2)(3)	2(2)(3)	None
Begonia Participation Corp.	2(1)(3)	2(1)(3)	None
Cheng King-hung	None	1(3)	2(3)
Faith Lam Kam Fai	None	1(3)	1(3)
Erich Muller	None	1(3)	1(3)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

(3)	The named person filed a late Schedule 13D.

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

Nomination Process

As of April 14, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our four most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007 and our two most recent fiscal years prior to the change in our fiscal year, and whose total salary and bonus exceeded $100,000 per year; and

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2007.

who we will collectively refer to as the named executive officers, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE

									Non-Equity
									Incentive	Nonqualified	All
									Plan	Deferred	Other
							Stock	Option	Compensa-	Compensation	Compensa-
Name and Principal			Salary		Bonus		Awards	Awards	tion	Earnings	tion		Total
Position	Year		($)		($)		($)	($)	($)	($)	($)		($)
Gerald Lau(1)	2007		$3,830		Nil		Nil	Nil	Nil	Nil	Nil		$3,830
President, :Chief Executive	2006		Nil		Nil		Nil	Nil	Nil	Nil	Nil		Nil
Officer

Eddie Chou(2)	2007		$58,091	(3)	Nil		Nil	Nil	Nil	Nil	Nil		$58,091
Secretary, Treasurer, Chief	2006		$87,530	(3)	Nil		Nil	Nil	Nil	Nil	Nil		$87,530
Financial Officer and Chief
Technology Officer

Chief Executive Officer, E-Ware
Corporation Ltd.

Donald Weisberg(4)	2007	$	Nil		Nil	$	Nil	Nil	Nil	Nil	Nil	$	Nil
Former President, CEO, CFO	2006		$39,400		Nil		$18,000	Nil	Nil	Nil	Nil		$57,400
and Director

Ricky Chiu(5)	2007		Nil		Nil		Nil	Nil	Nil	Nil	Nil		Nil
Former President and Director	2006		Nil		Nil		Nil	Nil	Nil	Nil	Nil		Nil

Edwin Chan(6)	2007		$10,852		Nil		Nil	Nil	Nil	Nil	Nil		$10,852
Former Chief Financial Officer	2006		N/A		N/A		N/A	N/A	N/A	N/A	N/A		N/A

Hilary Chu	2007		$37,535		Nil		Nil	Nil	Nil	Nil	Nil		$37,535
Director(7)
	2006		$21,872		Nil		Nil	Nil	Nil	Nil	Nil		$21,872

SUMMARY COMPENSATION TABLE

Non-Equity
						Incentive	Nonqualified	All
						Plan	Deferred	Other
				Stock	Option	Compensa-	Compensation	Compensa-
Name and Principal		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Cheng King Hung	2007	$5,106	Nil	Nil	Nil	Nil	Nil	Nil	$5,106
Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

SUMMARY COMPENSATION TABLE

(1) Gerald Lau was appointed our President and Chief Executive Officer on March 27, 2007.

(2) Eddie Chou was appointed as our Secretary, Treasurer and Chief Financial Officer on February 6, 2006 and as our Chief Technology Officer on March 27, 2007. On July 24, 2007, Eddie Chou resigned as our Chief Financial Officer and was then reappointed as our Chief Financial Officer on October 2, 2007.

(3) This amount reflects compensation paid to Eddie Chou for his services as both director of our company and as Chief Executive Officer and director of our wholly owned subsidiary, E-Ware Corporation Limited. Mr. Chou’s compensation is provided pursuant to an oral arrangement with our company.

(4) Donald Weisberg resigned as an officer and director of our company on February 6, 2006.

(5) Ricky Chiu resigned as our President and Chief Executive Officer on March 27, 2007. He resigned from our Board of Directors on February 4, 2008.

(6) Edwin Chan was our Chief Financial Officer from July 24, 2007 to October 2, 2007. He resigned from our Board of Directors effective April 1, 2008.

(7) Ms. Chu resigned from our Board of Directors on February 25, 2008.

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

Stock Option Plan

There were no grants of stock options or stock appreciation rights to our executive officers and directors made during the fiscal years ended December 31, 2007 and December 31, 2006.

Stock Options/SAR Grants

None

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

None

Directors Compensation

Except those mentioned in the above Summary Compensation Table, no director received compensation for the fiscal years December 31, 2007, December 31, 2006 and December 31, 2005. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 11, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers of our subsidiary as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Shares	Ricky Chiu 85 Waterloo Road, Kowloon, Hong Kong	16,687,733	10.25%
Common Shares	Eddie Chou 25C Grand Excelsior 25 Tai Hang Drive, Hong Kong	11,125,492	6.83%
Common Shares	Gerald Lau(3)(4)(5) 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong	95,360,000	58.57%
Common Shares	Edwin Chan 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong	Nil	0%
Common Shares	Cheng King Hung(6) 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong	1,400,000	0.86%
Common Shares	Alex Chan 62, Jalan USJ 11/5 47620 Subang Jaya Selanor Darul Ehsan	Nil	0%
Common Shares	Wong Lai Wah 62, Jalan USJ 11/5 47620 Subang Jaya Selanor Darul Ehsan	Nil	0%
Common Shares	Begonia Participation Corp.(7) Pasea Estate Road Town, Tortola BVI	10,000,000(7)	6.14% of class 26.93% of voting power
Common Shares	Directors and Executive Officers as a Group	106,485,492	65.40%

(1)

Regulation S-B promulgated under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 11, 2008, and the date of this annual report.

(2)

Calculated based on the basis of 162,811,155 issued and outstanding shares of common stock as of April 11, 2008 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Gerald Lau, our President, Chief Executive Officer and Director, is 50% owner and controller of Legend View Holdings Ltd., which owns 2,800,000 common shares of our company.

(4)	Gerald Lau, our President, Chief Executive Officer and Director, owns and controls Good Value Galaxy Limited, which owns 75,600,000 common shares of our company.

(5)	Gerald Lau, our President, Chief Executive Officer and Director, owns and controls Joyful Services Ltd, which owns 18,360,000 common shares of our company.

(6)	Cheng King Hung, a director of our company, is a 50% owner and controller of Legend View Holdings Ltd., which owns 2,800,000 shares of our common stock.

(7)

Begonia Participation Corp. owns 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. Each share of Series A Preferred Stock and each share of Series B Preferred Stock is entitled to 30 votes at any meeting of our security holders and is convertible, at any time at the option of the holder, into 5 shares of our common stock. Therefore, Begonia Participation Corp. beneficially owns 10,000,000 shares of our common stock but, unless and until it elects to convert any of the Series A Preferred Stock or any of the Series B Preferred Stock it controls 30,000,000 votes at any meeting of our security holders.

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

During the period November 22, 2005 to March 27, 2007, Ricky Chiu, our former President and an ex-director, loaned an aggregate of $790,186 to our company for use as working capital. This aggregate amount breaks down as follows: from November 22, 2005 to December 31, 2005, Mr. Chiu loaned a total of $44,316; from January 1, 2006 to December 31, 2006, Mr. Chiu loaned a total of $414,515; and from January 1, 2007 to March 27, 2007, Mr. Chiu loaned our company a total of $331,355. Pursuant to the share exchange agreement that we entered into with Roots Biopack Group Limited and its stockholders, Mr. Chiu converted all of this debt into common shares of our company at a price of $0.80 per common share on the closing date. Mr. Chiu resigned from our Board of Directors on February 4, 2008.

During the period beginning on March 6, 2005 and ending on March 27, 2007, Eddie Chou, our Chief Financial Controller, Secretary, Treasurer and a director, loaned an aggregate of $244,394 to our company for use as working capital and initial project cost by our company and our subsidiaries. This aggregate amount breaks down as follows: from May 6, 2006 to December 31, 2006, Mr. Chou loaned a total of $196,440; and from January 1, 2007 to March 27, 2007, Mr. Chiu loaned a total of $47,954. Pursuant to the share exchange agreement that we entered into with Roots Biopack Group Limited and its stockholders, Mr. Chou has agreed to convert all of this debt into common shares of our company at a price of $0.80 per common share on the closing date. $38,882 was due to Mr Chou for remuneration during the period May 1, 2007 to August 31, 2007; this amount has not yet been paid.

On March 27, 2007, $231,067 was owed to us by our director Ricky Chiu pursuant to a prior arrangement. In accordance with an understanding between us and Ricky Chiu and Eddie Chou, the balance was to be repaid over 12 months. Since March 28, 2007, $231,067 has been paid to us by Ricky Chiu.

During the period from November 22, 2007 to December 27, 2007, Mr Chiu Wan Kee, father of Ricky Chiu, loaned an aggregate of $338,525 to our subsidiary, Starmetro Group Limited. The proceeds of this loan were used to fund some of the cost of phase one of our Biopark facility.

On May 8, 2006, we completed the acquisition, by way of share exchange, of one hundred percent (100%) of the issued and outstanding shares of Starmetro Group Limited, a British Virgin Islands corporation, in exchange for the issuance of 60,000,000 shares of our common stock. Our President, Ricky Chiu, was a shareholder of Starmetro Group Limited and upon the closing of the acquisition received 28,000,000 shares of our common stock, our Secretary and Treasurer, Eddie Chou, who was also a shareholder of Starmetro Group Limited, received 20,000,000 shares of our common stock upon the closing of the acquisition and Glory Team Industrial Limited, also a shareholder of Starmetro Group Limited, received 12,000,000 shares of our common stock upon the closing of the acquisition.

During the period April 26, 2007 to December 31, 2007, Gerald Lau, our President and Chief Executive Officer, loaned an aggregate of $319,182 to our subsidiary, Roots Biopark Ltd, for use as working capital. During the period April 26, 2007 to December 31, 2007, Mr Gerald Lau advanced to our company the amount of $20,862 by way of expenses paid on behalf of our subsidiary, Roots Biopark Ltd.; this amount has not yet been reimbursed.

During the period from April 1, 2007 to December 31, 2007, Eddie Chou, our Chief Financial Controller, Secretary, Treasurer and a director, advanced an aggregate of $38,882 to Roots Biopark Ltd. by way of expenses paid on behalf of, and by way of outstanding remuneration yet to be paid by, our subsidiary Roots Biopark Ltd; this amount has not yet been reimbursed.

On May 14, 2007, Edwin Chan, our former Chief Financial Officer and a former director, loaned $63,837. to our subsidiary, Roots Biopark Ltd, for use as working capital. $8,682 was due to Mr Chan from our subsidiary, Roots Biopark Ltd, for remuneration during the period June 1, 2007 to August 31, 2007; these amounts have not yet been paid.

On June 22, 2007, Hilary Chu, a former director, loaned $63,836. to our subsidiary, Roots Biopark Ltd, for use as working capital.

During the period from May 11, 2007 to June 15, 2007, Cheng King Hung, a director, loaned $127,673 to our subsidiary, Roots Biopark Ltd, for use as working capital. $3,703 was due to Mr Cheng from our subsidiary, Roots Biopark Ltd, for remuneration during the period June 1, 2007 to August 31, 2007; these amounts have not yet been paid.

During the period from January 1, 2006 to December 31, 2007, our subsidiary, Roots Biopark Ltd. borrowed from Good Value Galaxy Ltd the amount of $686,956, of which it has repaid $65,560. The balance due is $621,396.

On December 7, 2005, our wholly owned subsidiary, Starmetro Group Limited, entered into a licensing agreement with Glory Team Industrial Limited providing for, among other things, the licensing of certain intellectual property rights including the use of the "Eatware" brand name. On May 8, 2006, our company acquired all of the shares of Starmetro Group Limited from, among others, Glory Team Industrial Limited. On November 13, 2006, our company entered into an agreement with Glory Team Industrial Limited and Eddie Chou (one of our directors), whereby we agreed to change the name of our company from “Eatware Corporation” to another name in exchange for the cancellation of the 12,000,000 shares of common stock of our company then owned by Glory Team Industrial Limited. Glory Team Industrial Limited is a related party because Glory Team Industrial was a shareholder of our subsidiary, Starmetro Group Limited, until May 8, 2006, and a shareholder of our company from May 8, 2006 until these shares were cancelled pursuant to the agreement referred to, above.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Eddie Chou, one of our directors and our Chief Technical Officer, 1,200,000 shares of our common stock held by Mr. Chou were cancelled and returned to treasury.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Ricky Chiu, an ex-director of our company, 1,800,000 shares of our common stock held by Mr. Chiu were cancelled and returned to treasury.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Legend View Limited, 8,000,000 shares of our common stock were cancelled and returned to treasury. Our President and the chairman of our Board of Directors, Mr. Gerald Lau, owns a controlling interest in Legend View Limited.

During the year ended December 31, 2007 we have become involved in a number of disputes with Patrick Oung, an ex-director of Roots Biopack Group Limited and other subsidiaries of our company. These disputes are discussed in some detail in the section of this Annual Report on Form 10-KSB titled “Legal Proceedings” beginning at page 20, above. Mr. Oung resigned from the Board of Directors of our company at the completion of the transaction whereby we acquired our subsidiary Roots Biopack Group Limited and he has subsequently been removed from the Board of Directors of all of our subsidiary companies.

Corporate Governance

Our Board of Directors currently consists of: Gerald Lau, Eddie Chou and James Yiu Yeung Loong.

Committees of the Board

All proceedings of the board of directors for the year ended December 31, 2007 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact we have not generated any positive cash flows from operations to date.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2007 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share exchange agreement dated February 8, 2007 between our company, Roots Biopack Group, Good Value Galaxy Limited, Joyful Services Ltd., Legend View Holdings Ltd, Erich Muller Holding AG, and Eddie Chou and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 11, 2007)

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)
3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)
3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)
3.6

Articles of Merger filed with the Secretary of State of Nevada on November 21, 2006 effective on November 26, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2006)

3.7

Articles of Merger filed with the Secretary of State of Nevada on February 21, 2007 effective on February 26, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 27, 2007)

3.8*	Certificate of Correction filed with the Secretary of State of Nevada on June 27, 2007
3.9*	Certificate of Designation filed with the Secretary of State of Nevada on July 27, 2007
(10)	Material Contracts
10.1

Technology License and Materials Purchase Agreement with Glory Team Industrial Ltd., Starmetro Group Limited dated December 7, 2005 (incorporated by reference from our quarterly report on Form 10-QSB filed on November 20, 2006)

10.2	Agreement dated effective November 13, 2006 with Glory Team Industrial Ltd. and Eddie Chou S. Hou (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2006)

10.3	Share Exchange Agreement dated January 5, 2007 among our company, Roots, the Stockholders, Chou and Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 10, 2007)
10.4	Agreement for Transfer of State-Owned Land Usage Right (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)
10.5	Factory Leasing Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)
10.6	Factory Leasing Agreement – Translation (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)
10.7	Roots’ Tenancy Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)
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

10.14	Share Cancellation Agreement dated February 17, 2008 between our company and Eddie Chou (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)
10.15	Share Cancellation Agreement dated February 17, 2008 between our company and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)
10.6*	Land Purchase Settlement Agreement dated April 8, 2008
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

(21)	Subsidiaries of the Small Business Issuer
Roots Biopack Group
Roots Biopack Limited
Roots Biopack (Intellectual Property) Limited
Expert Result Group Limited
Roots Biopark Limited
Jiangmen Roots Biopack Ltd.
Eglinton Group Limited
Starmetro Group Limited
Biopack Environmental Limited (f/k/a E-ware Corporation Limited)
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

Audit Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $15,000 and $10,500, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Gruber & Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, were $5,250 and $4,750, respectively.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Gruber & Company, LLC for other non-audit professional services, other than those services listed above, totalled $0 and $0, respectively.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 15, 2008

By: /s/ Eddie Chou
Eddie Chou
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
Principal Executive Officer)
Date: April 15, 2008

By: /s/ Eddie Chou
Eddie Chou
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2008

By: /s/ Yeung Lung James Yiu Yeung Loong
Yeung Lung James Yiu Yeung Loong
Director
Date: April 15, 2008