Form 10-Q
period 2008-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2008-05-15
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 905, 9/F, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong
(Address of principal executive offices) (zip code)

852.3586.1383
(Registrant’s telephone number, including area code)

18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung, New Territories, Hong Kong
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

162,811,155 common shares issued and outstanding as of May 13, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Envirnomental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and equivalents	$152,611	$96,460
Accounts receivables	31,488	-
Prepaid expenses and other receivables	278,280	258,381
Inventory	61,494	58,840
Total current assets	523,873	413,682

Property, plant and equipment, net	1,874,561	1,479,286
Deposits	54,004	45,119
Total assets	2,452,438	1,938,087

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	624,164	624,650
Due to related parties	1,341,855	1,267,966
Taxes Payable	239,089	238,445
Total current liabilities	2,205,108	2,131,062

Long Term Liabilities
Long term debt	2,120,580	1,141,454
Due to related parties	639,440	938,525
Total long term liabilities	2,760,020	2,079,980

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
2,000,000 shares issued and outstanding	2,000	2,000
Common stock; $.0001 par value; 500,000,000 shares authorized;
162,823,421 shares issued and outstanding	16,282	17,382
Additional paid-in capital	2,117,288	1,466,422
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	165,367	136,074
Retained Earnings	(4,810,944)	(3,892,150)

Total stockholders' equity	-2,512,690	-2,272,955

Total liabilities and stockholders' equity	$2,452,438	$1,938,087

	-

See accompanying notes to consolidated financial statements

Biopack Envirnomental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Three Months Ended March 31, 2008 and 2007

	For the three months ended
	March 31,
	2008	2007
Revenues	$41,238	$798,499
Cost of Sales	38,805	521,761
Gross profit	2,433	276,738
Expenses
General and administrative	260,020	444,676
Depreciation and amortization	17,469	4,487

Total operating expenses	277,489	449,163
Income from operations	-275,056	-172,425
Other Income (expense)
Other income	66,059	938
Interest expense	-666,042	-
Income before income taxes	-875,039	-171,487

Income tax	-	-27,758
Net income	$-875,039	$-199,245
Earnings per share	$-0.005	$-0.002
Weighted average common shares outstanding	168,412,728	111,656,629
Diluted Earnings per share	-0.005

See accompanying notes to consolidated financial statements

BioPack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash Flows

	For the three months ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$-875,039	$-199,245

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	17,469	4,487
Deferred income taxes	-	26,603
Write down in value of assets	10,452	-
Interest expenses	666,042	-
Other comprehensive income (loss)	-8,649	-103,563

Changes in assets and liabilities:
Accounts receivable and other receivables	-77,738	-64,988
Prepaid expenses	-	-725,642
Inventories	-2,654	-
Deposits	-2,373	-
Accounts payable and accruals	9,411	418,127
Taxes Payable	-	-

Net cash used in operating activities	-263,081	-644,221

Cash flow from investing activities
Purchase of property and equipment	-139,297	-5,172
Construction in progress	-273,447	-110,393

Net cash used in investing activities	-412,744	-115,565

Cash flow from financing activities
Repayment of lease obligation	-	-846
Amounts due to related parties	72,210	512,318
Proceeds from issuance of debentures	660,000	-
Repayment to shareholder for cancellation of common stock	-234	-

Net cash provided by financing activities	731,976	511,472

Net change in cash	56,151	-248,314

Cash, beginning of year	96,460	801,795

Cash, end of year	$152,611	$553,481

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

Non-cash investing and financing activities:

Stock issued to retire debt	$0	$1,034,580

See accompanying notes to financial statements

Biopack Environmental Solutions, Inc and Subsidiaries
Consolidated Statements of Shareholders' Equity

						Stock Issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity
Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	-2,683	-9,837,473		-645,429
Common stock issued to repay debt			34,100,000	3,410	491,029				494,439
Common stock sold for cash	--	$--	260,000,000	26,000	194,000	--	--		220,000
Common stock issued to
acquire StarMetro Group	--	--	60,000,000	6,000	-234,713	--	--		-228,713
Private placement	--	--	800,000	80	384,812	--	--		384,892
Common stock issued for
services	--	--	30,500,000	3,050	236,950	--	--		240,000
Cancellation of GTI shares	--	--	-12,000,000	-1,200	1,200	--	--		--
Reverse split 4,000 to 1	--	--	-493,743,513	-49,374	49,374	--	--		--
Accumulated translation
adjustment	--	--	--	--	--	--	--	6,599	6,599
Net loss for the year ended
December 31, 2006	--	--	--	--	--	--	-1,149,781	--	-1,149,781
Restructuring for Reverse Merger	-1,000,000	-1,000	25,473,804	2,547	-10,296,092		12,106,679	-7,386	1,804,748

Balance at December 31, 2006	--	--	108,000,000	$10,800	$--	$-2,683	$1,119,425	$-787	$1,126,755
Recapitalization as result of
reverse merger Mar 27, 2007	--	--	64,526,196	6,453	-800,824			6,599	-787,772
Stock issued to convert debt Mar 27, 2007	--	--	1,293,225	129	1,034,451				1,034,580
Preferred share issued for repay debt
owned by a subsidiiary on Aug 17, 2007	2,000,000	2,000			1,232,795				1,234,795
Translation adjustment								130,262	130,262
Net income for the year
ended Dec 31, 2007							-5,011,575		-5,011,575
Balance at Dec 31, 2007	2,000,000	$2,000	173,819,421	$17,382	$1,466,422	$-2,683	$-3,892,150	$136,074	-2,272,955
Share cancellation			-11,000,000	-1,100	866				-234
Net income for the three months
ended Mar 31, 2008					650,000		-875,039	29,293	-195,746
Balance at Mar 31, 2008	2,000,000	$2,000	162,819,421	$16,282	$2,117,288	$-2,683	$-4,767,189	$165,367	-2,468,935

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Biopack Environmental Solutions Inc. (formerly Star Metro Corp.), and its subsidiaries develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products made from natural materials.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2008, the Company had cash and equivalents of of $152,611.

(d) Short-term Investment

The Company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

(e) Accounts Receivable

Accounts receivable are stated at original amounts less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowance for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of a receivable. Bad debts are written against the allowance when identified. The Company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts are fully collectible. The Company does not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(f) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted.

(g) Property, Plant and Equipment

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of March 31, 2008.

(i) Income Taxes

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

(j) Foreign Currency Transactions

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s functional currency is Hong Kong Dollars (“HKD”), Renminbi (“RMB”) and Malaysia Ringatt (“MYR”)and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

(k) Fair Value of Financial Instruments

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

(l) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

(m) Accumulated Other Comprehensive Income

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Effective January 1, 2006, the Company adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations it is are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

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

(o) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after June 15, 2005. This pronouncement was effective for the Company, a small business issuer, as of the first interior annual reporting period that began after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that began after September 15, 2006. The Company believes that this statement did not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

The Company believes that this statement will not have a significant impact on its financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2006, FASB issued SFAS 158 “Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R).

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of this pronouncement on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.

3. Property, Plant and Equipment, net

Cost
Leasehold improvements	$5,121
Motor Vehicles	8,762
Office furniture and equipment	40,356
Computer equipment	59,265
Plant and Machinery	239,776
Construction in progress	1,540,050
1,893,330
Accumulated depreciation	(18,768)
$1,874,562

Depreciation expense for the year ended March 31, 2008 was $18,768.

(b) Construction in progress

Represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of March 31, 2008, the Company had spent $1,540,050 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4. Inventories

The Company’s inventory consists of raw materials held for production. As of March 31, 2008, the Company’s subsidiary in Jiangmen, PRC held inventory of $61,494.

5. Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables
0 –30 days	$-
31 –60 days	31,488
$31,488

As of March 31, 2008, the Company’s subsidiaries had receivables totaling $31,488. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6. Deposits and prepayment and other receivable

Prepayment	$42,931
Rental and utility deposit	54,004
Other receivable	235,337
$332,272

7. Accrued and other payables

Accrued and other payables	$260,298
Customers deposits received	125,808
Other payables	53,780
$439,886

8. Provision for litigation

Provision for contractual agreement	$59,851

9. Amount due to a Shareholder

The amount due to a shareholder, Good Value Galaxy Limited in the amount of $623,075 is unsecured, interest free and has no fixed terms of repayment.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Due to Related Parties

Three directors and two shareholders of the Company have advanced $718,780 in the form of unsecured, non-interest bearing advances with no due date.

11. Loans Payable

Tayna Environmental Technology Co Limited	$1,144,538
Advanced from a related party	339,440
$1,483,978

The advance from the third party is unsecured. Repayment is due within three years from the date of signing of this agreement with an option to renew for a term of two calendar years upon written notice sent no later than three months prior to the due date of the loan. Interest rate is 12% per annum at default.

The advance from a related party is unsecured, interest free and has no fixed term of repayment.

12. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for the period ended March 31, 2008 of $2206,143, had an accumulated deficit of $4,098,293 and a working capital deficit of $1,681,235. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

13. Concentrations and Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’financial condition and customers payment practices to minimize collection risk on accounts receivable.

14. Commitments and Contingencies

(a) Operating Lease Arrangements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in PRC in PRC during the period:

Premises	$44,277

At 31 March 2008, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

Within one year	$127,001
In the second to fifth years, inclusive	692,250
After five years	1,749,265
$2,568,516

Operating leases relate to manufacturing premise in PRC with lease terms of 15 years from 1 March 2007, with an option to extend for renew. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

Contracted for but not provided for	$
Capital injection for a subsidiary in PRC		-
Purchase of three pieces of land in PRC		-
Construction projects in PRC		118,881
$118,881

15. Related Party Transactions

In addition to the transactions and balances disclosure elsewhere in these consolidated financial statements, the Company entered into the following transactions during the year:

	Nature of	Connected	2008
Name of the company	transaction	party (ies)	$

InterPacific Capital	Consultant fee	Spouse of	12,792
Limited		Mr. Ricky
		Chiu Tong

			12,792

16. INCOME TAXES

Tax liabilities of $239,089 is for the year of 07/08 and no tax was incurred or paid during the current quarter.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Preferred Stock Issued to Convert Debt

Tax liabilities of $239,089 is for the year of 07/08 and no tax was incurred or paid during the current quarter.

18. Share Capital

On February 17, 2008, pursuant to a Share Cancellation Agreement with Eddie Chou, one of the Company’s directors and its Chief Technical Officer, 1,200,000 shares of the Company’s common stock held by Mr. Chou were cancelled and returned to treasury.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Ricky Chiu, an ex-director of the Company, 1,800,000 shares of the Company’s common stock held by Mr. Chiu were cancelled and returned to treasury.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Legend View Limited, 8,000,000 shares of the Company’s common stock were cancelled and returned to treasury. The Company’s President and the chairman of its Board of Directors, Mr. Gerald Lau, owns a controlling interest in Legend View Limited.

19. Long Term Liabilities

In December, 2007, the Company sold two convertible debentures, each for gross proceeds of $300,000. These convertible debentures have a term of three years and are convertible, at the option of the holder with 60 days prior notice, into Series C Preferred Stock at a price of $0.50 per preferred share.

On January 31, 2008, the Company sold a convertible debenture with a face value of $150,000. This convertible debenture has a two year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share.

On February 4, 2008, the Company sold a convertible debenture for gross proceeds of $100,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share.

On March 3, 2008, the Company sold a convertible debenture for gross proceeds of $400,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Biopack Environmental Solutions Inc. and our subsidiaries, unless otherwise indicated. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page 14 below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

We caution the reader that important factors in some cases have affected and, in the future, could materially affect our actual results and could cause our actual results in the future to differ materially from the results expressed in any estimates, projections or other “forward-looking statements” contained in this quarterly report on Form 10-Q. Except as may otherwise be required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We currently manufacture our products in two factories. One of these factories, located in Shunde City, PRC, is an independent facility (owned and operated by a third party) that manufactures product for us on an open order basis. Our second factory is located in our Biopark facility but it is currently only capable of limited production. We are in the process of increasing the production capacity of our Biopark factory.

Until recently, we were also developing a facility in Malaysia in order to source raw materials for our Biopark manufacturing facility. We discontinued this operation effective January 31, 2008.

The Shunde City factory currently manufactures approximately 90% of our biodegradable food container and industrial packaging products. This factory is contained in a three-storey building with a total area of 5,000 square feet and currently operates two semi-automated production lines and one fully-automated production line.

We currently use our Biopark factory primarily for the production of customer samples and limited production runs. To date, 10 production machines, together with the boiler, transformer and compressor units necessary for their operation, have been installed in this facility. We plan to install one additional machine within the next month. Four additional production machines are stored in our Biopark facility pending resolution of a dispute with one of the former directors of Roots Biopack Group Limited (see discussion beginning at page 12).

After installation in our factory, each production machine must be fitted with a set of customer/product specific molds. These molds are designed by our customers to suit their specific product specifications (e.g., shape and size). Six of the 10 currently installed production machines are fitted with molds and are fully operational. Molds for the other five machines (the four that are already installed and the new machine to be installed within the month) have been ordered and we hope to install them during the month of June, 2008. The machines currently capable of production have been producing samples and limited production runs since we announced our soft opening last December.

Our sales and marketing team is located in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

Result of Operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

During the three-month period ended March 31, 2008 we had a net operating loss of $208,998, as compared to net operating loss of $199,245 for the three-month period ended March 31, 2007. The decrease in the amount of our operating loss was due primarily to cut backs in non-essential spending as well as reductions of salaries and office personnel.

Net Sales and Cost of Sales

Net sales for the three-month period ended March 31, 2008 were $41,238, compared to net sales of $798,499 for the three-month period ended March 31, 2007. This decline in sales is primarily attributable to a reduction in the amount of business we could send to our OEM factory, which began to experience quality issues. The reduction in production from this source coincided with the anticipated production from our new manufacturing facility which has been delayed beyond our original projections. We expect that future production from our new factory will enable us to increase our sales on a going-forward basis.

Cost of sales for the three-month period ended March 31, 2008 was $38,805, compared to $521,761 for the same period in 2007, which provided a gross margin of 6%, as compared to 35% during the same period of 2007. The difference in the margin is primarily due to the fact that the margins we realized on OEM supplied product was much lower than that on product supplied by our former Shunde City factory.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2008 were $274,235, compared to $449,163 during the same period in 2007. The decline in operating expenses was due primarily to the absence of marketing and other costs associated with the business combination that had been incurred in the prior year. Many of these costs were non-recurring. In addition significant costs were reduced due to reductions in staff in our Hong Kong administration offices.

Other Income and Expenses

Other income of $66,059 was generated in the current period compared to $938 for the three months ended March 31, 2007. The current period earnings are attributable to exchange rate gains on foreign currency.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machineries and the cost of infrastructure at our planned production facilities at our leased factory in Jiangmen City, PRC. On March 31, 2008 we had cash and equivalents of $152,611, compared to $96,460 at March 31, 2007.

For the three-month period ended March 31, 2008 we had a working capital deficit of $1,681,235, compared to a deficiency of $1,717,380 at March 31, 2007. The increase in working capital for the period was primarily due to advances from related parties and the issuance of debentures.

Cash Flow Used in Operating Activities

For the three months ended March 31, 2008 our operating activities used net cash of $254,432, compared to $540,658 for the three months ended March 31, 2007. The decrease in cash used in operating activities is primarily due to a reduction of prepaids.

Cash Flow Used in Investing Activities

For the three months ended March 31, 2008 investing activities used net cash of $412,744. The increase in net cash used in investing activities was primarily due to the purchase of equipment in the amount of $134, 297 and $273,447 in construction for our new Biopark production facility.

Cash Flow Provided by Financing Activities

For the three months ended March 31, 2008 cash flow provided by financing activities provided cash of $731,976 compared to $511,318 in 2007. The increase in cash flow provided by financing activities was primarily due to advances from related parties of $72,210 and debenture proceeds in the amount of $660,000 compared to advances from related parties of $512,718 in the prior year.

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

On March 30, 2008, our subsidiary, Roots Biopack Group Limited, entered into a loan agreement with Tayna Environmental Technology Co. Limited, whereby Tayna Environmental agreed to advance to Roots Biopack the sum of $1,144,538 for a three-year initial term expiring March 30, 2011. Our subsidiary has an option to extend this three-year initial term for an additional two calendar years by sending written notice to Tayna Environmental no later than three months prior to the original maturity date (i.e., no later than December 30, 2010). Principal due under the loan bears interest at the rate of 12% per annum.

Capital Expenditures

During the three-month period ended March 31, 2008, the bulk of our capital expenditure was focused on the development of our Roots Biopark production facility. As of May 14, 2008, we do not have any material commitments for capital expenditures. Over the next twelve months, we plan to spend approximately $1,850,000 on the completion of the second and third production phases at our Roots Biopark production facility.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our consolidated financial statements show that we have a working capital deficit of $1,681,235. The future of our company is dependent upon our continuing to maintain and grow our operations and raising the capital that this growth will require through revenue, the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Significant Accounting Policies

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the valuation and accounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Allowance for Doubtful Accounts

Our company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when our company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no accounts receivable and no allowance for doubtful accounts as of March 31, 2008.

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

Impairment of assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, our company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

As of March 31, 2008, we impaired property and equipment in the amount of $Nil, which amount is reflected in the operating expenses section of the operating statement.

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

Accumulated Other Comprehensive income

Accumulated other comprehensive income represents the change in equity of our company during the periods presented from foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to our company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate TimeSharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. We have evaluated the impact of the adoption of SFAS 152, and do not believe the impact will be significant if any, to our company’s overall results of operations or financial position since we do not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to our company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for our company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and do not believe the impact will be significant to our company’s overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections” – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

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

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

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

As of March 31, 2008, the end of the three-month period covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss of $208,998 for the three-month period ended March 31, 2008 and a net loss since inception of $4,101,148. At March 31, 2008, we had a working capital deficit of $1,168,235. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until our Biopark facility is completed and we begin producing enough product to become profitable. On March 31, 2008, we had cash of $152,611. We estimate that our monthly operating expenses over the next 12 months will be approximately $32,000 and that we will need to spend approximately $1,850,000 to complete the next two production phases at our Biopark facility. Therefore, we estimate that we will need approximately $2,234,000 over the next 12 months in order to continue our operations and complete construction of the Biopark facility. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully complete our Biopark facility and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and complete our Biopark facility, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2007, which are included in our annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

None.

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

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

3.9	Certificate of Designation filed with the Secretary of State of Nevada on July 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

(10)	Material Contracts

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

10.14	Share Cancellation Agreement dated February 17, 2008 between our company and Eddie Chou (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.15	Share Cancellation Agreement dated February 17, 2008 between our company and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.16	Share Cancellation Agreement dated February 17, 2008 between our company and Legend View Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.17	Land Purchase Settlement Agreement dated April 8, 2008 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

10.18

Cancellation Agreement dated March 30, 2008 between Roots Biopack Group Limited and Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8- K filed on April 3, 2008)

10.19

Loan Agreement dated March 30, 2008 between Roots Biopack Group Limited and Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8- K filed on April 3, 2008)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 15, 2003)

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
Date: May 15, 2008

By: /s/ Eddie Chou
Eddie Chou
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2008