Form 10-Q
period 2008-06-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2008-08-14
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Room 905, 9/F, Two Chinachem Exchange Square, 338 King's Road, North Point, Hong Kong
(Address of principal executive offices) (zip code)

852.3586.1383
(Registrant's telephone number, including area code)

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

Yes [ X ] No [      ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,”and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

16,947,937 common shares issued and outstanding as of August 9, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

	Unaudited	Unaudited	Audited
	June 30, 2008	June 30, 2007	December 31, 2007
Assets
Current assets
Cash and equivalents	$38,208	$61,626	$96,460
Accounts receivables	1,412	540,577	-
Prepaid expenses and other receivables	18,111	1,672,633	258,381
Inventory	105,660	-	58,840
Total current assets	163,391	2,274,836	413,682

Purchase of property and equipment	532,077	219,286	184,098
Construction in progress	1,829,919		1,295,188
Deposits	55,247	158,666	45,119
Advance to related parties		2,254,865
Total assets	2,580,635	4,907,653	1,938,087

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	675,392	2,334,937	624,650
Due to related parties - Current	675,252	1,186,002	1,267,966
Short Term Debt	245,000
Vehicle obligation payable		25,604
Taxes Payable	238,454	269,680	238,445
Total current liabilities	1,834,098	3,816,223	2,131,062

Long Term Liabilities
Long term debt	1,309,097		1,141,454
Due to related parties	1,446,981		938,525
Total long term liabilities	2,756,079	-	2,079,980

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
2,000,000 shares issued and outstanding	2,000		2,000
Common stock; $.0001 par value; 50,000,000 shares authorized;
16,757,763 shares issued and outstanding	1,676	17,382	17,382
Additional paid-in capital	2,798,044	232,903	1,466,422
Stock issued at less than par value	(2,683)	(2,683)	(2,683)
Accumulated other comprehensive income	179,293	101,800	136,074
Retained Earnings	(4,987,872)	742,028	(3,892,150)

Total stockholders' equity	(2,009,542)	1,091,430	(2,272,955)

Total liabilities and stockholders' equity	$2,580,635	$4,907,653	$1,938,087

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$123,192	$794,623	$164,430	$1,593,122

Cost of Sales	114,421	454,115	153,226	975,876
Gross profit	8,771	340,508	11,204	617,246
Expenses
General and administrative	203,969	463,343	463,989	908,019
Depreciation and amortization	16,717	4,664	34,186	9,151

Total operating expenses	220,687	468,007	498,175	917,170

Income from operations	(211,916)	(127,499)	(486,972)	(299,924)

Other Income (expense)
Other income	(3,014)	(938)	63,045	0
Interest expense	(2,762)	(52,968)	(668,803)	(52,968)

Income before income taxes	(217,691)	(181,405)	(1,092,730)	(352,892)

Income tax	(2,991)	3,251	(2,991)	(24,507)

Net income	$(220,682)	$(178,154)	$(1,095,721)	$(377,399)

Earnings per share	$(0.013)	$(0.011)	$(0.066)	$(0.036)
Weighted average common shares outstanding	16,527,696	15,912,108	16,694,929	10,349,680

Diluted Earnings per share	-0.008		-0.041
Diluted (convertible debenture)	26,352,946		26,520,179

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$(220,682)	$(178,154)	$(1,095,721)	$(377,399)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	16,717	4,664	34,186	9,151
Deferred income taxes	0	(26,613)		(10)
Write down in value of assets	0	0	10,452	0
Interest expenses	2,761	0	668,803	0
Other comprehensive income (loss)	51,868	198,764	43,219	95,201

Changes in assets and liabilities:
Accounts receivable and other receivables	76,327	(475,589)	(1,412)	(540,577)
Prepaid expenses	240,270	(922,411)	240,270	(1,648,053)
Inventories	(44,166)	0	(46,820)	0
Deposits	(7,756)	(30,083)	(10,129)	(30,083)
Accounts payable and accruals	41,331	562,096	50,742	980,223
Taxes Payable	9	23,214	9	23,214

Net cash used in operating activities	156,680	(844,112)	(106,400)	(1,488,333)

Cash flow from investing activities
Purchase of property and equipment	(440,072)	(2,334)	(579,370)	(7,506)
Construction in progress	(74,532)	110,393	(347,978)	0

Net cash used in investing activities	(514,604)	108,059	(927,348)	(7,506)

Cash flow from financing activities
Short Term Debt	245,000	0	245,000
Repayment of lease obligation	0	(1,117)	0	(1,963)
Amounts due to related parties - Current	(652,967)	245,315	(580,757)	757,633
Proceeds from issuance of debentures	5,017	0	665,017	0
Additional Paid up Capital	661,943		661,943
Common stock $.0001 par value	(15,473)	0	(15,707)	0

Net cash provided by financing activities	243,520	244,198	975,496	755,670

Net change in cash	(114,404)	(491,855)	(58,252)	(740,169)

Cash, beginning	152,611	553,481	96,460	801,795

Cash, ending	$38,207	$61,626	$38,208	$61,626

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$0	$0	$0
Cash paid for interest	$0	$0	$0	$0

Non-cash investing and financing activities:

Stock issued to retire debt	$0	$1,034,580	$0	$1,034,580

	Biopack Environmental Solutions, Inc and Subsidiaries
	Consolidated Statements of Shareholders' Equity
						Stock Issued			Accumulated
					Additional	at Less		Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par		Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value		(Deficit)	Income	Equity
Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	(2,683)		(9,837,473)		(645,429)

Common stock issued to repay debt			34,100,000	3,410	491,029					494,439

Common stock sold for cash	--	$--	260,000,000	26,000	194,000	--		--		220,000

Common stock issued to
acquire StarMetro Group	--	--	60,000,000	6,000	(234,713)	--		--		(228,713)

Private placement	--	--	800,000	80	384,812	--		--		384,892

Common stock issued for
services	--	--	30,500,000	3,050	236,950	--		--		240,000

Cancellation of GTI shares	--	--	(12,000,000)	(1,200)	1,200	--		--		--

Reverse split 4,000 to 1	--	--	(493,743,513)	(49,374)	49,374	--		--		--

Accumulated translation
adjustment	--	--	--	--	--	--		--	6,599	6,599

Net loss for the year ended
December 31, 2006	--	--	--	--	--	--		(1,149,781)	--	(1,149,781)

Restructuring for Reverse Merger	(1,000,000)	(1,000)	25,473,804	2,547	(10,296,092)			12,106,679	(7,386)	1,804,748

Balance at December 31, 2006	--	--	108,000,000	$10,800	$--	$(2,683)		$1,119,425	$(787)	$1,126,755

Recapitalization as result of
reverse merger Mar 27, 2007	--	--	64,526,196	6,453	(800,824)				6,599	(787,772)

Stock issued to convert debt Mar 27, 2007	--	--	1,293,225	129	1,034,451					1,034,580

Preferred share issued for repay debt
owned by a subsidiiary on Aug 17, 2007	2,000,000	2,000			1,232,795					1,234,795

Translation adjustment									130,262	130,262

Net income for the year
ended Dec 31, 2007								(5,011,575)		(5,011,575)

Balance at Dec 31, 2007	2,000,000	$2,000	173,819,421	$17,382	$1,466,422	$(2,683	) $	(3,892,150)	$136,074	(2,272,955)

Share cancellation			(11,000,000)	(1,100)	866					(234)

Net income for the three months
ended Mar 31, 2008					650,000			(875,039)	29,293	(195,746)

Balance at Mar 31, 2008	2,000,000	$2,000	162,819,421	$16,282	$2,117,288	$(2,683	) $	(4,767,189)	$165,367	(2,468,935)

Convertion of Debt to Common Share			4,758,212	476	665,664					666,140

Reverse split 10 to 1			(150,819,870)	(15,082)	15,082					0

Net income for the three months								(220,682)	13,934	(206,748)
ended June, 2008

Balance at June 30, 2008	2,000,000	2,000	16,757,763	1,676	2,798,034	(2,683)		(4,987,871)	179,301	(2,009,543)

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Biopack Environmental Solutions Inc. (formerly Star Metro Corp.) and its subsidiaries develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products made from natural materials.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2008, the Company had cash and equivalents of $38,208.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(f) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of June 30, 2008.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(j) Foreign Currency Transactions

The Company's functional currency is Hong Kong Dollars (“HKD”), Renminbi (“RMB”) and Malaysia Ringatt (“MYR”) and its reporting currency is U.S. dollars. The Company's consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders'equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Effective January 1, 2006, the Company adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as it is required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

(p) Recent Accounting Pronouncements

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
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

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections –a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods'financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that began after September 15, 2006. The Company believes that this statement did not have a significant impact on the financial statements.

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

Permits an entity to choose “amortization method”or “fair value measurement method”for each class of separately recognized servicing assets and servicing liabilities.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

The Company believes that this statement will not have a significant impact on its financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements' This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2006, FASB issued SFAS 158 “Employers'Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R).

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of this pronouncement on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.

3.	Property, Plant and Equipment, net

Cost
Leasehold improvements	$16,222
Motor Vehicles	8,762
Office furniture and equipment	40,356
Computer equipment	59,265
Plant and Machinery	435,252
Construction in progress	1,829,919
2,389,776
Accumulated depreciation	(27,780)
$2,361,996

Depreciation expense for the three months ended June 30, 2008 was $27,780.

(b) Construction in progress

Represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of June 30, 2008, the Company had spent $1,829,919 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4.	Inventories

The Company's inventory consists of raw materials held for production. As of June 30, 2008, the Company's subsidiary in Jiangmen, PRC held inventory of $105,660.

5.	Accounts receivable

Accounts receivable consists of receivables on trade as follows:
Ageing of trade and other receivables
0 –30 days	$-
31 –60 days	1,412
$1,412

As of June 30, 2008, the Company's subsidiaries had receivables totaling $1,412. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6.	Deposits and prepayment and other receivable

Prepayment	$13,111
Other receivable	5,000
$18,111

Rental and utility deposit	55,247

7.	Accrued and other payables

Accrued and other payables	$436,447
Customers deposits received	125,473
Other payables	53,780
$615,700

8.	Provision for litigation

Provision for contractual agreement	$59,692

9.	Amount due to Shareholders & Directors

The amount due to a shareholder, Good Value Galaxy Limited in the amount of $623,075 is unsecured, interest free and has no fixed terms of repayment.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Due to Related Parties

Three directors and two shareholders of the Company have advanced $53,832 in the form of unsecured, non-interest bearing advances with no due date.

11.	Loans payable

Tayna Environmental Technology Co Limited	$1,141,498
Convertible debenture issued to a related party	305,483
$1,446,981
Short Term Loan	$245,000

On March 30, 2008, our subsidiary, Roots Biopack Group Limited, entered into a loan agreement with Tayna Environmental Technology Co. Limited, whereby Tayna Environmental agreed to advance to Roots Biopack the sum of $1,141,498 for a three-year initial term expiring March 30, 2011. Our subsidiary has an option to extend this three-year initial term for an additional two calendar years by sending written notice to Tayna Environmental no later than three months prior to the original maturity date (i.e., no later than December 30, 2010). Principal due under the loan bears interest at the rate of 12% per annum.

In December, 2007, the Company sold a convertible debenture to a director for gross proceeds of $300,000. These convertible debentures have a term of three years and are convertible, at the option of the holder with 60 days prior notice, into Series C Preferred Stock at a price of $0.50 per preferred share.

On 30 June 08, we issued two demand promissory notes with aggregate amount of $245,000. The demand promissory notes bear an interest rate of 12% annually, payable on the first day of each and every month.

12.	Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for three months ended June 30, 2008 of $220,682 had an accumulated deficit of $4,987,872 and a working capital deficit of $1,670,707. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Concentrations and Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients'financial condition and customers payment practices to minimize collection risk on accounts receivable.

14.	Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in PRC in PRC during the three months ended June 30 2008:

Premises	$43,694

At June 30 2008, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

Within one year	$87,971
In the second to fifth years, inclusive	711,100
After five years	949,873
$1,748,944

Operating leases relate to manufacturing premise in PRC with lease terms of 15 years from 1 March 2007, with an option to extend for renew. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

Contracted for but not provided for	$
Capital injection for a subsidiary in PRC		-
Purchase of three pieces of land in PRC		-
Construction projects in PRC		118,881
$118,881

15.	Related Party Transactions

The Company has no related party transactions during the three months ended 30 June 2008.

16.	INCOME TAXES

Tax liabilities of $238,454 are for the year of 07/08 and no tax was incurred or paid during the current quarter.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Preferred Stock Issued to Convert Debt

On August 17, 2007 the Company repaid the principal and accrued interest on a promissory note in the amount of $ 1,133,668 through the issuance of 1,000,000 shares of Series A preferred stock and 1,000,000 shares of newly authorized Series B preferred stock. Each of these preferred shares have thirty votes, and are convertible into five common shares.

18.	Share Capital

On February 17, 2008, pursuant to a Share Cancellation Agreement with Eddie Chou, one of the Company's directors and its Chief Technical Officer, 1,200,000 shares of the Company's common stock held by Mr. Chou were cancelled and returned to treasury.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Ricky Chiu, an ex-director of the Company, 1,800,000 shares of the Company's common stock held by Mr. Chiu were cancelled and returned to treasury.

On February 17, 2008, pursuant to a Share Cancellation Agreement with Legend View Limited, 8,000,000 shares of the Company's common stock were cancelled and returned to treasury. The Company's President and the chairman of its Board of Directors, Mr. Gerald Lau, owns a controlling interest in Legend View Limited.

On May 14, 2008, the Company entered into a subscription agreement with four investors, whereby we agreed to issue 4,7558,212 shares of our common stock at a price of $0.14 per share to the four investors in consideration of the debt owned by our company to them in the aggregate amount of $666,140. Two of these investors are ex-directors of our company, one of these investors is a director of two of our subsidiaries and the fourth investor is our President and Chairman of our Board of Directors.

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

20.	Subsequent Events

On July 4, 2008, the Company issued 1,900,000 shares of our common stock to Begonia Participation Corp. pursuant to the conversion of 380,000 Series A Preferred Shares. Begonia Participation Corp. is not a U.S. person.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 4, 2008, the company issued a convertible debenture with a face amount of $100,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On July 4, 2008 the convertible debenture was converted into 1,492,537 shares of common stock.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”and “our”refer to Biopack Environmental Solutions Inc. and our subsidiaries, unless otherwise indicated. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares”refer to shares of our common stock.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”or “continue”or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors”beginning at page 30 below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

We caution the reader that important factors in some cases have affected and, in the future, could materially affect our actual results and could cause our actual results in the future to differ materially from the results expressed in any estimates, projections or other “forward-looking statements”contained in this quarterly report on Form 10-Q. Except as may otherwise be required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We currently manufacture our products in two factories. One of these factories, located in Shunde City, PRC, is an independent facility (owned and operated by a third party) that manufactures product for us on an open order basis. Our second factory is located in our Biopark facility but our production capacity at this factory continues to be limited by the number of machines that are online and available for production of our products. We are in the process of increasing the production capacity of our Biopark factory.

The Shunde City factory currently manufactures approximately 10% of our biodegradable food container and industrial packaging products. This factory is contained in a three-storey building with a total area of 5,000 square feet and currently operates two semi-automated production lines and one fully-automated production line.

In our Biopark factory, we have installed 10 production machines (two groups of five with each group of five serving as a production line), together with the boiler, transformer and compressor units necessary for their operation. We plan to install six additional machines within the next few months. Four additional production machines are stored in our Biopark facility pending resolution of a dispute with one of the former directors of Roots Biopack Group Limited (see discussion beginning at page 28). These four machines, together with the six that we hope to add over the next few months, would give us two additional production lines after installation.

After installation in our factory, each production machine must be fitted with a set of customer/product specific molds. These molds are designed by our customers to suit their specific product specifications (e.g., shape and size). Eight of the 10 currently installed production machines are fitted with molds and are capable of production on a fully operational basis. Molds for the other eight machines (the two that are already installed and the six machines that we hope to install over the next few months) have been ordered and we hope to install them at the same time that we install the new machines. The machines currently capable of production have been producing samples and limited production runs since we announced our soft opening last December and five of these machines are now operating at full capacity.

Our sales and marketing team is located in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

Result of Operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

During the three-month period ended June 30, 2008 we had a net operating loss of $220,682, as compared to net operating loss of $178,154 for the three-month period ended June 30, 2007. The decrease in the amount of our operating loss was due primarily to the decrease in sales volume, however we have cut backs in non-essential spending as well as reductions of salaries and officer personnel.

Net Sales and Cost of Sales

Net sales for the three-month period ended June 30, 2008 were $123,192, compared to net sales of $794,623 for the three-month period ended June 30, 2007. This decline in sales is primarily attributable to a reduction in the amount of business we could send to our OEM factory, which began to experience quality issues. The reduction in production from this source coincided with the anticipated production from our new manufacturing facility which has been delayed beyond our original projections. We expect that future production from our new factory will enable us to increase our sales on a going-forward basis.

Cost of sales for the three-month period ended June 30, 2008 was $114,421, compared to $454,115 for the same period in 2007, which provided a gross margin of 7.1%, as compared to 42.85% during the same period of 2007. The difference in the margin is primarily due to the fact that the margins we realized on OEM supplied product was much lower than that on product supplied by our former Shunde City factory.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2008 were $220,687, compared to $468,007 during the same period in 2007. The decline in operating expenses was due primarily to the absence of marketing and other costs associated with the business combination that had been incurred in the prior year. Many of these costs were non-recurring. In addition, significant costs were reduced due to reductions in staff in our Hong Kong administration offices.

Other Income and Expenses

Other expenses of $3,014 was generated in the three month period ended June 30, 2008 compared to $938 for the three months ended June 30, 2007. The expenses are attributable to exchange rate loss on a weak Hong Kong dollar against China RMB.

Result of Operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

During the six-month period ended June 30, 2008 we had a net operating loss of $1,095,721, as compared to net operating loss of $377,399 for the six -month period ended June 30, 2007. The decrease in the amount of our operating loss was due primarily to the decrease in sales volume, however we have cut backs in non-essential spending as well as reductions of salaries and officer personnel.

Net Sales and Cost of Sales

Net sales for the six-month period ended June 30, 2008 were $164,430, compared to net sales of $1,593,122 for the six-month period ended June 30, 2007. This decline in sales is primarily attributable to a reduction in the amount of business we could send to our OEM factory, which began to experience quality issues. The reduction in production from this source coincided with the anticipated production from our new manufacturing facility which has been delayed beyond our original projections. We expect that future production from our new factory will enable us to increase our sales on a going-forward basis.

Cost of sales for the six-month period ended June 30, 2008 was $153,226, compared to $975,876 for the same period in 2007, which provided a gross margin of 6.8%, as compared to 38.7% during the same period of 2007. The difference in the margin is primarily due to the fact that the margins we realized on OEM supplied product was much lower than that on product supplied by our former Shunde City factory.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2008 were $498,175, compared to $917,170 during the same period in 2007. The decrease in operating expenses was due primarily to the absence of marketing and other costs associated with the business combination that had been incurred in the prior year. Many of these costs were non-recurring. In addition significant costs were reduced due to reductions in staff in our Hong Kong administration offices.

Other Income and Expenses

Other income of $63,045 was generated in the current period compared to $nil for the six months ended June 30, 2007. The current period earnings are attributable to exchange rate gain in a China subsidiary on China RMB against USD.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machineries and the cost of infrastructure at our planned production facilities at our leased factory in Jiangmen City, PRC. On June 30, 2008 we had cash and equivalents of $38,208, compared to $61,626 at June 30, 2007.

As at June 30, 2008 we had a working capital deficit of $1,670,707, compared to a deficiency of $1,541,387 at June 30, 2007. The increase in working capital for the period was primarily financed by the issuance of debentures and demand promissory notes.

Cash Flow Used in Operating Activities

For the three months ended June 30, 2008 our operating activities generated net cash of $156,6809, compared to an outflow of cash usage of $844,112 for the three months ended June 30, 2007. The decrease in cash used in operating activities is primarily due to a reduction of prepayment, and better collection of accounts receivable.

For the six months ended June 30, 2008 our operating activities used net cash of $106,400, compared to $1,488,333 for the six months ended June 30, 2007. The decrease in cash used in operating activities is primarily due to less working capital required as a result of decline in sales.

Cash Flow Used in Investing Activities

For the three months ended June 30, 2008 investing activities used net cash of $514,604. The increase in net cash used in investing activities was primarily due to the purchase of equipment in the amount of $440,720 and $74,532 in construction for our new Biopark production facility.

For the six months ended June 30, 2008 investing activities used net cash of $927,348 compared to $7,506 for the six months ended June 30, 2007. The decrease in net cash used in investing activities was primarily due to the purchase of equipment and construction for our new Biopark production facility.

Cash Flow Provided by Financing Activities

For the three months ended June 30, 2008 financing activities provided cash of $243,520 compared to $244,198 in the same period in 2007. The increase in cash flow provided by financing activities was primarily due from two demand notes for total proceeds in the amount of $245,000.

For the six months ended June 30, 2008 financing activities provided cash of $975,496 compared to $755,670 in 2007. The decrease in cash flow provided by financing activities was primarily due to the convertible debenture and demand notes where were not in place last year.

On August 1, 2007, we entered into a Debt Settlement and Subscription Agreement with Begonia Participation Corp. to settle a Loan and Shareholders'Agreement dated December 21, 2006. Begonia agreed to accept, in full satisfaction of the $1,133,667.70 owed to them by our subsidiary, Roots Biopack Group Limited, under the Loan and Shareholders'Agreement between Begonia and Roots Biopack Group, 1,000,000 Series A Preferred Shares in the capital stock of our company and 1,000,000 Series B Preferred Shares in the capital stock of our company. Each Series A Preferred Share and each Series B Preferred Share has the right to thirty (30) votes at any meeting of our shareholders and the right to convert, at any time at the holder's option, into five (5) common shares in the capital stock of our company.

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

On May 14, 2008, we entered into a subscription agreement with four investors, whereby we agreed to issue 4,758,212 shares of our common stock at a price of $0.14 per share to the four investors in consideration of the debt owed by our company to them in the aggregate amount of $666,140. Two of these investors are ex-directors of our company, one of these investors is a director of two of our subsidiaries and the fourth investor is our President and Chairman of our Board of Directors.

On June 30, 2008, we issued two demand promissory notes in an aggregate amount of $245,000. The demand promissory notes bear an interest rate of 12% annually, payable on the first day of each and every month.

Capital Expenditures

During the six-month period ended June 30, 2008, the bulk of our capital expenditure was focused on the development of our Roots Biopark production facility. As of August 14, 2008, we do not have any material commitments for capital expenditures. Over the next twelve months, we plan to spend approximately $1,850,000 on the completion of the second and third production phases at our Roots Biopark production facility.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our consolidated financial statements show that we have a working capital deficit of $1,670,707. The future of our company is dependent upon our continuing to maintain and grow our operations and raising the capital that this growth will require through revenue, the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Allowance for Doubtful Accounts

Our company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when our company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There was no accounts receivable and no allowance for doubtful accounts as of June 30, 2008.

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

As of June 30, 2008, we impaired property and equipment in the amount of $Nil, which amount is reflected in the operating expenses section of the operating statement.

Revenue recognition

Revenue from sales of our products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Income taxes

We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Accumulated Other Comprehensive income

Accumulated other comprehensive income represents the change in equity of our company during the periods presented from foreign currency translation adjustments.

Foreign currency translation

Our functional currency is Hong Kong Dollars (“HKD”), Renminbi (“RMB”) and Malaysia Ringatt (“MYR”)and our reporting currency is U.S. dollars. Our consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders'equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to our company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67”(“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate TimeSharing Transactions” SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. We have evaluated the impact of the adoption of SFAS 152, and do not believe the impact will be significant if any, to our company's overall results of operations or financial position since we do not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to our company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”(“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for our company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and do not believe the impact will be significant to our company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections”–a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods'financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets”this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

Permits an entity to choose “Amortization method”or “Fair value measurement method”for each class of separately recognized servicing assets and servicing liabilities.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 “Fair Value Measurements” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers'Accounting for Defined Benefit Pension and Other Postretirement Plans”- an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Our company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

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

As of June 30, 2008, the end of the three-month period covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In a second letter, also dated April 12, 2007, this same attorney advised that he represented both Good Value Galaxy Limited and Joyful Services Limited and that these two companies owned in excess of 10% of our company's issued and outstanding common shares. This attorney, allegedly on behalf of Good Value Galaxy Limited and Joyful Services Limited, demanded that our company convene a special meeting of our shareholders to consider and pass resolutions to remove Gerald Lau (our President and a director) and Edwin Chan (a director of our company), appointing Albert Oung and Patrick Oung to serve as directors from that date forward.

Upon our receipt of this correspondence, our attorneys asked Gerald Lau for confirmation of the alleged transfer of shares of Good Value Galaxy Limited and they asked the attorney making the allegations to provide us with credible evidence to support his allegations. Mr. Lau's attorneys informed us that no such transfer had taken place and that Mr. Lau continued to be the sole shareholder of both Good Value Galaxy Limited and Joyful Services Limited. The attorney making the allegation that the shares of Good Value Galaxy Limited were transferred to Oung Cheng Hai has not yet provided us with any credible evidence that this alleged transfer took place. In light of the absence of credible evidence of a transfer and the assertion from Gerald Lau, through his attorneys, that there has been no such transfer, we do not currently intend to comply with the requests of April 12, 2007.

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

On May 31, 2007, our President and Chairman of our board of directors, Gerald Lau, filed a statement of claim in the High Court of the Hong Kong Special Administrative Region –Court of First Instance against Albert Oung, Oung Cheng Hai, Good Value Galaxy Limited and Joyful Services Limited regarding ownership of approximately 54.06% shares of our common stock.

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

  the declaration of trust should not take effect or become operative until after the approval and or clearance from the United State Securities and Exchange Commission is obtained for the transfer of the share in Good Value Galaxy Limited and for the resignation of Mr. Lau from our company; and

  the declaration of trust was subject to Mr. Lau's agreement and consent as to the date on which the documents shall take effect or become operative.

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

Also on June 4, 2007, the court ordered that all materials, including all business information such as accounting records, information registered under the name of Foshan City Green Machine Factory and placed at the factory area of our wholly owned subsidiary plus our subsidiary's production equipment, products and business records seized, detained, photographed, video-taped, copied, investigated, and listed, in order to preserve the evidence. Included among this property placed for safekeeping at our Biopark factory facility are four new production machines that we cannot use in our production line until this dispute has been resolved.

On May 10, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, and Gerald Lau as our subsidiary's legal representative filed a report of crime with the Public Security Bureau of Jiangmen City. In the report of crime we alleged that Patrick Oung, a former director of our subsidiary, was given the authority to handle the early stages of the establishment of our factory in Jiangmen due to a serious illness to our president, Gerald Lau. We further alleged that in April 2007 we discovered that Patrick Oung had paid a total of RMB 1,000,000 for a factory lease guarantee through our subsidiary's bank account by affixing our subsidiary's company seal without proper authorization from its board of directors or legal representative, where the actual factory lease guarantee required was only RMB 309,000. Moreover, we discovered that a total of RMB 610,000 was transferred to Patrick Oung's personal account on March 6, 7, and 8, 2007. For these reasons, we decided to file a criminal complaint and seek assistance from the Public Security Bureau of Jiangmen City. On August 1, 2007, the Public Security Bureau of Jiangmen City decided to prosecute Patrick Oung for embezzlement of our subsidiary's funds. Mr. Oung was arrested on August 8, 2007, while entering the People's Republic of China at Zhong Shan Port, and he was detained in the Jiangmen Detention Center. While under detention, Mr. Oung was examined at the hospital and found to be in serious physical condition. In view of his poor health and his promise to return all of the money he had embezzled from our company within three months of his release, Mr. Oung was released from detention on bail and for humanitarian grounds. Part of Mr. Oung's bail consisted of 450,000 RMB and a condition that he return 750,000 RMB to our company's subsidiary. Mr. Oung's release includes a condition that he not be allowed to leave the People's Republic of China.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss of $220,682 for the six-month period ended June 30, 2008 and a net loss since inception of $4,987,872. At June 30, 2008, we had a working capital deficit of $1,670,707. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until our Biopark facility is completed and we begin producing enough product to become profitable. On June 30, 2008, we had cash of $38,208. We estimate that our monthly operating expenses over the next 12 months will be approximately $32,000 and that we will need to spend approximately $1,850,000 to complete the next two production phases at our Biopark facility. Therefore, we estimate that we will need approximately $2,234,000 over the next 12 months in order to continue our operations and complete construction of the Biopark facility. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully complete our Biopark facility and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and complete our Biopark facility, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor's report on our consolidated financial statements for the year ended December 31, 2007, which are included in our annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and executive officers are nationals and residents of countries other than the United States, and all or a substantial portion of such persons'assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, investors may be effectively prevented from pursuing remedies under United States federal securities laws against us or any of our directors or executive officers.

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

Our executive officers and directors, in the aggregate, beneficially own 66.07% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2008, we sold an aggregate of 4,758,212 shares of our common stock to four investors at a price of $0.14 per share. Two of these investors are ex-directors of our company, one of these investors is a director of two of our subsidiaries and the fourth investor is our President and Chairman of our Board of Directors. In each case the purchase price for the shares was paid by way of satisfaction of debt owed by our company in the aggregate amount of $666,140. All four of these investors are not U.S. persons, none of these transactions occurred in the United States and, in selling these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share exchange agreement dated February 8, 2007 between our company, Roots Biopack Group, Good Value Galaxy Limited, Joyful Services Ltd., Legend View Holdings Ltd, Erich Muller Holding AG, and Eddie Chou and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 11, 2007)

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)

3.2	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)

3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K filed on May 9, 2001)

3.6	Articles of Merger filed with the Secretary of State of Nevada on November 21, 2006 effective on November 26, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2006)

3.7	Articles of Merger filed with the Secretary of State of Nevada on February 21, 2007 effective on February 26, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 27, 2007)

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

3.9	Certificate of Designation filed with the Secretary of State of Nevada on July 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

3.10	Certificate of Change filed with the Secretary of State of Nevada on June 6, 2008 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008)

(10)	Material Contracts

10.1	Technology License and Materials Purchase Agreement with Glory Team Industrial Ltd., Starmetro Group Limited dated December 7, 2005 (incorporated by reference from our quarterly report on Form 10-QSB filed on November 20, 2006)

10.2	Agreement dated effective November 13, 2006 with Glory Team Industrial Ltd. and Eddie Chou S. Hou (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2006)

10.3	Share Exchange Agreement dated January 5, 2007 among our company, Roots, the Stockholders, Chou and Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 10, 2007)

10.4	Agreement for Transfer of State-Owned Land Usage Right (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.5	Factory Leasing Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.6	Factory Leasing Agreement –Translation (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.7	Roots'Tenancy Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

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

10.18

Cancellation Agreement dated March 30, 2008 between Roots Biopack Group Limited and Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on April 3, 2008)

10.19

Loan Agreement dated March 30, 2008 between Roots Biopack Group Limited and Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on April 3, 2008)

10.20

Form of Subscription Agreement between our company and LAU Kin Chung (Gerald Lau), CHENG King Hung (King Cheng), CHAN Kam Fai (Edwin Chan) and CHU Wei Ling Hilary (Hilary Chu) (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2008)

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
Date: August 14, 2008

By: /s/ Eddie Chou
Eddie Chou
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2008