Form 10-Q
period 2008-09-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2008-11-14
CIK 1109153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,700,300 common shares issued and outstanding as of November 12, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Biopack Environmental Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

Biopack Envirnomental Solutions, Inc. and Subsidiaries

Consolidated Statement of Operations

September 30, 2008 and 2007

Biopack Environmental Solutions, Inc. and Subsidiaries

Statements of Cash Flows

For the three months ended Sept 30,		For the nine months ended Sept 30,	
		2008	2007	2008	2007
Cash flows from operating activities					
Net income	$	(150,717)	$ (333,873)	$ (1,246,438)	$ (711,272)
Adjustments to reconcile net loss to net cash used in operating activities:					
Depreciation and amortization		20,140	4,005	54,326	13,156
Deferred income taxes		0	13	0	3
Write down in value of assets		0	0	10,452	0
Interest expenses		9,725	63,427	678,528	63,427
Other comprehensive income (loss)		(43,001)	(169,550)	218	(74,349)
Changes in assets and liabilities:					
Accounts receivable and other receivables		(98,384)	216,625	(99,796)	(323,952)
Prepaid expenses		(16,159)	675,185	224,111	(972,868)
Inventories		(121,073)	0	(167,893)	0
Deposits		(98)	93,537	(10,226)	63,454
Accounts payable and accruals		180,683	615,726	231,425	1,595,949
Taxes Payable		1,196	(34,461)	1,206	(11,247)
Net cash used in operating activities		(217,688)	1,130,634	(324,088)	(357,699)
Cash flow from investing activities					
Purchase of property and equipment		(15,137)	(98,351)	(363,115)	(105,857)
Construction in progress		(120,126)	(816,265)	(699,495)	(816,265)
Net cash used in investing activities		(135,263)	(914,616)	(1,062,611)	(922,122)
Cash flow from financing activities					
Short Term Debt		318,400	0	563,400	0
Repayment of lease obligation		0	(811)	0	(2,774)
Amounts due to related parties		(8,588)	(270,027)	(589,346)	487,606
Proceeds from issuance of debentures		(481,493)	0	183,524	0
Additional Paid up Capital		(9,887)	0	652,056	0
Common stock $.0001 par value		1,038	0	(14,668)	0
Non-cash financing activities					
Common stock issued to retire debentures		500,000	0	500,000	0
Net cash provided by financing activities		319,471	(270,838)	1,294,968	484,832
Net change in cash		(33,480)	(54,820)	(91,731)	(794,989)
Cash, beginning		38,208	0	96,460	801,795
Cash, ending	$	4,729	$ (54,820)	$ 4,729	$ 6,806
Supplemental disclosure of cash flow information:					
Cash paid for income taxes	$	0	$ 0	$ 0	$ 33,806
Cash paid for interest	$	0	$ 0	$ 0	$ 626
Non-cash investing and financing activities:					
Stock issued to retire debt	$	0	$ 1,034,580	$ 0	$ 1,033,742

Biopack Environmental Solutions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Issued at Less Than Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount					
Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	(2,683)	(9,837,473)	–	(645,429)
Common stock issued to repay debt	–	--	34,100,000	3,410	491,029	–	–	–	494,439
Common stock sold for cash	–	$ --	260,000,000	26,000	194,000	–	–	–	220,000
Common stock issued to acquire StarMetro Group	–	--	60,000,000	6,000	(234,713)	–	–	–	(228,713)
Private placement	–	--	800,000	80	384,812	–	–	–	384,892
Common stock issued for services	–	--	30,500,000	3,050	236,950	–	–	–	240,000
Cancellation of GTI shares	–	--	(12,000,000)	(1,200)	1,200	–	–	–	–
Reverse split 4,000 to 1	–	--	(493,743,513)	(49,374)	49,374	–	–	–	–
Accumulated translation adjustment	–	--	–	–	–	–	–	6,599	6,599
Net loss for the year ended December 31, 2006	–	--	–	–	–	–	(1,149,781)	–	(1,149,781)
Restructuring for Reverse Merger	(1,000,000)	(1,000)	25,473,804	2,547	(10,296,092)	–	12,106,679	(7,386)	1,804,748
Balance at December 31, 2006	–	--	108,000,000	$ 10,800	$ –	$ (2,683)	$ 1,119,425	$ (787)	$ 1,126,755
Recapitalization as result of reverse merger Mar 27, 2007	–	--	64,526,196	6,453	(800,824)	–	–	6,599	(787,772)
Stock issued to convert debt Mar 27, 200	–	--	1,293,225	129	1,034,451	–	–	–	1,034,580
Preferred share issued for repay debt owned by a subsidiary on Aug 17, 2007	2,000,000	2,000	–	–	1,232,796	–	–	–	1,234,796
Translation adjustment	–	--	–	–	–	–	–	130,262	130,262
Net income for the year ended Dec 31, 2007	–	--	–	–	–	–	(5,011,575)	–	(5,011,575)
Balance at Dec 31, 2007	2,000,000	$ 2,000	173,819,421	$ 17,382	$ 1,466,422	$ (2,683)	$ (3,892,150)	$ 136074	(2,272,965)
Share cancellation	–	--	(11,000,000)	(1,100)	866	–	–	–	(234)
Net income for the three months ended Mar 31, 2008	–	--	–	–	650,000	–	(875,039)	29,293	(195,746)
Balance at Mar 31, 2008	2,000,000	$ 2,000	162,819,421	$ 16,282	$ 2,117,288	$ (2,683)	$ (4,767,189)	$ 165367	(2,468,935)
Conversion of Debt to Common Share	–	--	4,758,212	476	665,664	–	–	–	666,140
Reverse split 10 to 1	–	--	(150,819,870)	(15,082)	15,082	–	–	–	–
Net income for the three months ended June, 2008	–	--	–	–	–	–	(220,682)	13,934	(206,748)
Balance at June 30, 2008	2,000,000	2,000	16,757,763	1,676	2,798,034	(2,683)	(4,987,871)	179301	(2,009,543)
Conversion of Preferred A share to Common Share	(380,000)	--	1,900,000	190	(190)	–	–	–	–
Conversion of Debt to Common Share	–	--	3,292,537	329	500,051	–	–	–	500,380
Net income for the three months ended Sept, 2008	–	--	–	–	–	–	(150,716)	(43,009)	(193,725)
Balance at Sept 30, 2008	1,620,000	2,000	21,950,300	2,195	3,297,895	(2,683)	(5,138,587)	136292	(1,702,888)

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2008, the Company had cash and equivalents of $4,729.

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

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

The estimated useful lives are as follows:

Years
Leasehold improvements	5
Furniture, fixtures and office equipment	5 to 10
Motor Vehicles	5
Computer equipment	5
Plant and Machinery	10

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of September 30, 2008.

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

(l) Earnings Per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual rather than interim periods that begin after September 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after September 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after September 15, 2005. This pronouncement was effective for the Company, a small business issuer, as of the first interior annual reporting period that began after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after September 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before September 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of this pronouncement on its financial statements.

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

3.	Property, Plant and Equipment, net

Cost
Leasehold improvements	$16,304
Motor Vehicles	8,762
Office furniture and equipment	40,356
Computer equipment	59,265
Plant and Machinery	466,697
Construction in progress	1,919,945
2,511,329
Accumulated depreciation	(34,211)
$2,477,118

Depreciation expense for the nine months ended September 30, 2008 was $34,211, depreciation expense for the three months ended September 30, 2008 was $6,431.

(b) Construction in progress

Represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of September 30, 2008, the Company had spent $1,919,945 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Inventories

The Company’s inventory consists of raw materials held for production. As of September 30, 2008, the Company’s subsidiary in Jiangmen, PRC held inventory of $226,733.

5.	Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables
0 – 30 days	$
31 – 60 days		99,796
		$99,796

As of September 30, 2008, the Company’s subsidiaries had receivables totaling $99,796. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6.	Deposits and prepayment and other receivable

Prepayment	$34,270
Other receivable	0
$34,270

Rental and utility deposit	55,345
7.	Accrued and other payables

Accrued and other payables	$	,291,537
Customers deposits received		126,103
Other payables		53,907
		$471,547
8.	Provision for litigation

Provision for contractual agreement	$59,992
9.	Amount due to Shareholders & Directors

The amount due to a shareholder, Good Value Galaxy Limited, in the amount of $624,538, is unsecured, interest free and has no fixed terms of repayment.

10.	Due to Related Parties

One director and one shareholder of the Company have advanced $54,084 in the form of unsecured, non-interest bearing advances with no due date.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Loans payable

Tayna Environmental Technology Co Limited	$1,147,225
Convertible debenture issued to a related party	305,483,
$1,446,981

Short Term Loan	$553,850

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

In 30 June 08, the Company issued two demand promissory notes with aggregate amount of $245,000. The demand promissory notes bear an interest rate of 12% annually, payable on the first day of each and every month.

In 30 July 08, the Company issued two demand promissory notes with aggregate amount of $110,000. The demand promissory notes bear an interest rate of 12% annually, payable on the first day of each and every month.

In 30 September 08, the Company issued three demand promissory notes with aggregate amount of $198,849. The demand promissory notes bear an interest rate of 12% annually, payable on the first day of each and every month.

12.	Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for three months ended September 30, 2008 of $150,716 had an accumulated deficit of $5,138,587 and a working capital deficit of $1,972,218. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in PRC in PRC during the three months ended September 30 2008:

Premises	$43,711

At September 30 2008, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

Within one year	$158,044
In the second to fifth years, inclusive	644,688
After five years	,1,489,645
$2,292,377

Operating leases relate to manufacturing premise in PRC with lease terms of 15 years from 1 March 2007, with an option to extend for renew. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

Contracted for but not provided for	$
Capital injection for a subsidiary in PRC		-
Purchase of three pieces of land in PRC		-
Construction projects in PRC		118,881
$118,881
15.	Related Party Transactions

The Company has no related party transactions during the three months ended 30 September 2008.

16.	INCOME TAXES

Tax liabilities of $239,651 are for the year of 07/08 and no tax was incurred or paid during the current quarter.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Preferred Stock Issued to Convert Debt

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

On May 14, 2008, the Company entered into a subscription agreement with four investors, whereby it agreed to issue 4,7558,212 shares of its common stock at a price of $0.14 per share to the four investors in consideration of the debt owed to them by the Company in the aggregate amount of $666,140. Two of these investors are ex-directors of the Company, one of these investors is a director of two of the Company’s subsidiaries and the fourth investor is the Company’s President and Chairman of its Board of Directors.

On July 4, 2008, the Company issued 1,900,000 shares of common stock to Begonia Participation Corp. pursuant to the conversion of 380,000 Series A Preferred Shares.

On September 5, 2008, the Company issued 1,492,537 shares of common stock pursuant to the conversion of a convertible debenture in the amount of $100,000.

On September 19, 2008, the Company issued 1,800,000 shares of common stock pursuant to the conversion of a convertible debenture in the amount of $400,000.

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

On February 4, 2008, the Company sold a convertible debenture for gross proceeds of $100,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On September 5, 2008, the Company issued 1,492,537 shares of common stock pursuant to the conversion of the convertible debenture.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 3, 2008, the Company sold a convertible debenture for gross proceeds of $400,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On September 19, 2008, the Company issued 1,800,000 shares of common stock pursuant to the conversion of the convertible debenture.

20.	Subsequent Events

On October 1, 2008, the Company entered into a consulting agreement with San Diego Torrey Hills Capital, Inc., whereby San Diego Torrey Hills has agreed to provide consulting services to the Company in consideration for, among other things: (i) a monthly cash fee of US$10,000, the first payment of which is due on October 1, 2008, with subsequent monthly payments due on the monthly anniversary dates of the consulting agreement; and (ii) the issuance of 250,000 shares of restricted common stock of our company, 125,000 shares of which are due and issuable on October 1, 2008, the balance of which are due and issuable on December 1, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page 30 below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

In our Biopark factory, we have installed fourteen production machines, together with the boiler, transformer and compressor units necessary for their operation. We plan to install two additional machines within the next few months to have total sixteen machines. With five machines serving as a production line, we will have complete three groups of five within the next few months. Four additional production machines are stored in our Biopark facility pending resolution of a dispute with one of the former directors of Roots Biopack Group Limited (see discussion beginning at page 28). These four machines, together with the two that we hope to add over the next few months, would give us one additional production line after installation.

After installation in our factory, each production machine must be fitted with a set of customer/product specific molds. These molds are designed by our customers to suit their specific product specifications (e.g., shape and size). Ten out of fourteen currently installed production machines are fitted with molds and are capable of production on a fully operational basis. Molds for the other six machines (the four that are already installed and the two machines that we hope to install over the next few months) have been ordered and we hope to install them at the same time that we install the new machines. The machines currently capable of production have been producing samples and limited production runs since we announced our soft opening last December and ten of these machines are now full operational.

Our sales and marketing team is located in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

Result of Operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

During the three-month period ended September 30, 2008 we had a net operating loss of $150,716, as compared to net operating loss of $299,127 for the three-month period ended September 30, 2007. The decrease in the amount of our operating loss was due primarily to the decrease in our gross profit margin; however we have cut backs in non-essential spending as well as reductions of salaries and officer personnel.

Net Sales and Cost of Sales

Net sales for the three-month period ended September 30, 2008 were $526,830, compared to net sales of $155,118 for the three-month period ended September 30, 2007. This increase in sales is primarily attributable to the fact that we have increased our production capacity. As well, with our increased production capacity we were able to decrease our need for OEM suppliers, and fill our order backlogs with our own product that is in higher demand. . We expect that future production from our new factory will increase dramatically, as the current facility’s infrastructure and design can support up to 40 machines. Most of the up front costs have already been spent to set up the necessary electrical, piping, water filtration, building requirements, etc. We anticipate we will generate new orders with our corresponding increase in production capacity.

Cost of sales for the three-month period ended September 30, 2008 was $461,564, compared to $13,202 for the same period in 2007, which provided a gross margin of 12.4%, as compared to 91% during the same period of 2007. The difference in the margin is primarily due to the fact that the margins we realized on OEM supplied product was much lower than that on product supplied by our former Shunde City factory.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2008 were $206,291, compared to $430,989 during the same period in 2007. The decline in operating expenses was due primarily to the absence of marketing and other costs associated with the business combination that had been incurred in the prior year. Many of these costs were non-recurring. In addition, significant costs were reduced due to reductions in staff in our Hong Kong administration offices.

Other Income and Expenses

Other income of $34 was generated in the three month period ended September 30, 2008 compared to $31 for the three months ended September 30, 2007. The expenses are attributable to exchange rate gain on Hong Kong dollar against China RMB.

Result of Operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

During the nine-month period ended September 30, 2008 we had a net operating loss of $627,997, as compared to net operating loss of $626,214 for the nine-month period ended September 30, 2007. Our operational loss are very close to prior year same period, the decrease in our revenue and gross profit was compensated by the cut backs in non-essential spending as well as reductions of salaries and officer personnel.

Net Sales and Cost of Sales

Net sales for the nine-month period ended September 30, 2008 were $691,260, compared to net sales of $1,748,271 for the nine-month period ended September 30, 2007. This decline in sales is primarily attributable to a reduction in the amount of business we could send to our OEM factory, which began to experience quality issues. The reduction in production from this source coincided with the anticipated production from our new manufacturing facility which has been delayed beyond our original projections. We expect that future production from our new factory will enable us to increase our sales on a going-forward basis.

Cost of sales for the nine-month period ended September 30, 2008 was $614,790, compared to $989,078 for the same period in 2007, which provided a gross margin of 11%, as compared to 43% during the same period of 2007. The difference in the margin is primarily due to the fact that the margins we realized on OEM supplied product was much lower than that on product supplied by our former Shunde City factory.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2008 were $704,466, compared to $1,385,407 during the same period in 2007. The decrease in operating expenses was due primarily to the absence of marketing and other costs associated with the business combination that had been incurred in the prior year. Many of these costs were non-recurring. In addition significant costs were reduced due to reductions in staff in our Hong Kong administration offices.

Other Income and Expenses

Other income of $63,078 was generated in the current period compared to $969 for the nine months ended September 30, 2007. The current period earnings are attributable to exchange rate gain in a China subsidiary on China RMB against USD.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machineries and the cost of infrastructure at our planned production facilities at our leased factory in Jiangmen City, PRC. On September 30, 2008 we had cash and equivalents of $4,729, compared to $6,806 at September 30, 2007.

As at September 30, 2008 we had a working capital deficit of $1,972,218, compared to a deficiency of $1,482,675 at September 30, 2007. The increase in working capital for the period was primarily financed by the issuance of debentures and demand promissory notes.

Cash Flow Used in Operating Activities

For the three months ended September 30, 2008 our operating activities used net cash of $217,688, compared to an inflow generated of $1,130,634 for the three months ended September 30, 2007. The prior year’s large inflow of cash from operating activities is primarily due to a reduction of prepayment and one off large collection of accounts receivable.

For the nine months ended September 30, 2008 our operating activities used net cash of $324,088, compared to $357,699 for the nine months ended September 30, 2007. The slight decrease in cash used in operating activities is primarily due to less working capital required as a result of decline in sales.

Cash Flow Used in Investing Activities

For the three months ended September 30, 2008 investing activities used net cash of $135,263 compare to $914,616 for the three months ended September 2007. The decrease in net cash used in investing activities was primarily due to the slower pace of construction progress in our new Biopark production facility compare to the same quarter last year.

For the nine months ended September 30, 2008 investing activities used net cash of $1.062.611 compared to $922,122 for the nine months ended September 30, 2007. The increase in net cash used in investing activities was primarily due to the purchase of equipment and construction for our new Biopark production facility in the current fiscal year.

Cash Flow Provided by Financing Activities

For the three months ended September 30, 2008 financing activities provided cash of $319,471 compared to cash outflow of $270,838 in the same period in 2007. The increase in cash flow provided by financing activities was primarily due from demand notes for total proceeds in the amount of $308,849.

For the nine months ended September 30, 2008 financing activities provided cash of $1,294,968 compared to $484,832 in 2007. The increase in cash flow provided by financing activities was primarily due from the convertible debenture and demand notes which were not in place last year.

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

In December, 2007, we sold two convertible debentures, each for gross proceeds of $300,000. These convertible debentures have a term of three years and are convertible, at the option of the holder with 60 days prior notice, into Series C Preferred Stock at a price of $0.50 per preferred share.

On January 31, 2008, we sold a convertible debenture with a face value of $150,000. This convertible debenture has a two year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share.

On February 4, 2008, we sold a convertible debenture for gross proceeds of $100,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On September 5, 2008, we issued 1,492,537 shares of common stock pursuant to the conversion of the convertible debenture.

On March 3, 2008, we sold a convertible debenture for gross proceeds of $400,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On September 19, 2008, we issued 1,800,000 shares of common stock pursuant to the conversion of the convertible debenture.

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

On July 4, 2008, we issued 1,900,000 shares of common stock to Begonia Participation Corp. pursuant to the conversion of 380,000 Series A Preferred Shares.

On July 30, 2008, we issued two demand promissory notes in an aggregate amount of $110,000. The demand promissory notes bear an interest rate of 12% annually, payable on the first day of each and every month.

On September 30, 2008, we issued three demand promissory notes in an aggregate amount of $198,849. The demand promissory notes bear an interest rate of 12% annually, payable on the first day of each and every month.

Capital Expenditures

During the nine-month period ended September 30, 2008, the bulk of our capital expenditure was focused on the development of our Roots Biopark production facility. As of November 13, 2008, we do not have any material commitments for capital expenditures. Over the next twelve months, we plan to spend approximately $1,650,000 on the completion of the second and third production phases at our Roots Biopark production facility.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We incurred a net loss for the three month period ended September 30, 2008 of $150,716, and on September 30, 2008 we had an accumulated deficit of $5,138,587 and a working capital deficit of $1,972,218. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

The future of our company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

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

(c) Cash and Cash Equivalents

Our company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2008, we had cash and equivalents of $4,729.

(d) Short-term Investment

Our company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

(e) Accounts Receivable

Accounts receivable are stated at original amounts less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowance for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that our company will not be able to collect all amounts due according to the original terms of a receivable. Bad debts are written against the allowance when identified. Our company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts are fully collectible. Our company does not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days.

(f) Allowance for Doubtful Accounts

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

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

The estimated useful lives are as follows:

Years
Leasehold improvements	5
Furniture, fixtures and office equipment	5 to 10
Motor Vehicles	5
Computer equipment	5
Plant and Machinery	10

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, our company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of September 30, 2008.

(i) Income Taxes

Our company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Foreign Currency Transactions

Our company’s functional currency is Hong Kong Dollars (“HKD”), Renminbi (“RMB”) and Malaysia Ringatt (“MYR”) and its reporting currency is U.S. dollars. Our company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

(l) Earnings Per Share

Our company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(m) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of our company during the periods presented from foreign currency translation adjustments.

(n) Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, our company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Effective January 1, 2006, our company adopted SFAS No. 123(R)’s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our company’s results of operations as it is required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method.

Our company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual rather than interim periods that begin after September 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

(o) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Our company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to our company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after September 15, 2005, with earlier application encouraged. Our company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to our company’s overall results of operations or financial position since our company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. Our company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to our company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after September 15, 2005. This pronouncement was effective for our company, a small business issuer, as of the first interior annual reporting period that began after December 15, 2005. Our company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to our company’s overall results of operations or financial position.

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

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued after the beginning of our company’s first fiscal year that began after September 15, 2006. Our company believes that this statement did not have a significant impact on the financial statements.

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

Our company believes that this statement will not have a significant impact on its financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our company is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after September 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before September 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Our company is currently evaluating the effect of this pronouncement on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2008, the end of the three-month period covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss of $150,716 for the nine-month period ended September 30, 2008 and a net loss since inception of $5,138,587. At September 30, 2008, we had a working capital deficit of $1,972,218. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until our Biopark facility is completed and we begin producing enough product to become profitable. On September 30, 2008, we had cash of $4,729. We estimate that our monthly operating expenses over the next 12 months will be approximately $32,000 and that we will need to spend approximately $1,650,000 to complete the next two production phases at our Biopark facility. Therefore, we estimate that we will need approximately $2,034,000 over the next 12 months in order to continue our operations and complete construction of the Biopark facility. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully complete our Biopark facility and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and complete our Biopark facility, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2007, which are included in our annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

In addition, we source all of our manufacturing in China. China is experiencing very rapid economic growth which could have a negative impact on our business activities there. These include worsening inflation, fluctuations in the yuan, and challenges to the nation’s electric power supply capacity. In addition, developments in China’s financial system and current legislative trends could pose future business risks, including changes to its laws that might prohibit or restrict foreign ownership.

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

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar disposable packaging products independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company’s resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our disposable food container and industrial packaging products.

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

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 5, 2008, we issued 1,492,537 shares of our common stock to Gaofeng Holding Co. Limited pursuant to the conversion of a convertible debenture in the amount of $100,000. Gaofeng Holding Co. Limited is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On September 19, 2008, we issued 1,800,000 shares of our common stock to CAT Brokerage AG pursuant to the conversion of a convertible debenture in the amount of $400,000. CAT Brokerage AG is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On October 9, 2008, we issued 125,000 shares of our common stock to San Diego Torrey Hills Capital, Inc. pursuant to the consulting agreement. San Diego Torrey Hills Capital, Inc. is a U.S. person and in issuing these shares of our common stock we relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On October 15, 2008, we issued 500,000 shares of our common stock to Ma Cheng Ji pursuant to the conversion of a convertible debenture in the amount of $250,000. Ma Cheng Ji is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On October 15, 2008, we issued 2,250,000 shares of our common stock to Ladix Properties Inc. pursuant to the conversion of a convertible debenture in the amount of $150,000. Ladix Properties Inc. is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On October 1, 2008, Eddie Chou Si Hou resigned as a director, Chief Technical Officer, Chief Financial Officer and Secretary Treasurer of our company and as a director of our subsidiaries Starmetro Group Limited, Biopack Environmental Limited and Bioplanet Distribution Sdn Bhd. In his letter of resignation, Eddie Chou Si Hou cited family and personal reasons.

Effective October 6, 2008, Mr. Sean Webster, who was appointed to our Board of Directors on August 6, 2008, was appointed as our Chief Financial Officer, Secretary and Treasurer.

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

10.21	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)
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

BIOOPACK ENVIRONMENTAL SOLUTIONS INC.

By: /s/ Gerald Lau

Gerald Lau

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: November 14, 2008

By: /s/ Sean Webster

Sean Webster

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2008