Form 10-K
period 2008-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2009-03-31
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 F

or the transition period from ________________ to________________

Commission file number 000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 905, 9/F, Two Chinachem Exchange Square, 338
King’s Road, North Point, Hong Kong	_______________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 852.3586.1383

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ]
Non-accelerated filer [ ]		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,910,13 based on a price of $1.20 per share, being the average bid and asked price of such common equity as of June 30, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 24,825,300 shares of common stock as of March 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The
listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 11 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Many of our obligations are payable in either Hong Kong dollars or in RMB (the currency of the People’s Republic of China). Throughout this document, we have converted those obligations from the native currency into U.S. dollars for purposes of making meaningful disclosure, though we have attempted to provide the amount paid in the native currency in parenthesis where appropriate. We have converted from Hong Kong dollars to U.S. dollars at a rate of 7.7824 and from the RMB at a rate of 6.9090. Both of these rates are based on the average 2008 closing middle market telegraphic transfer rates supplied by the Hang Seng Bank Limited.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

ITEM 1. BUSINESS

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

On March 20, 2006, we changed our name from ZKid Network Co. to Eatware Corporation.

On November 27, 2006, we changed our name from “Eatware Corporation” to “Star Metro Corp.”. We were required to effect this name change by the terms of an agreement we entered into on November 13, 2006, with Glory Team Industrial Limited and Eddie Chou, an ex-director of our company. We effected this name change by merging

Star Metro Corp., our newly incorporated and wholly-owned subsidiary that was created for this purpose, into our company, with our company carrying on as the surviving corporation under the name “Star Metro Corp.”.

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

Effective June 11, 2008, the Secretary of State of Nevada accepted for filing a Certificate of Change with respect to a consolidation of our authorized and issued and outstanding shares of common stock on a one new for ten old basis, as approved by our board of directors on May 31, 2008. As a result, our authorized common share capital decreased from 500,000,000 shares of common stock to 50,000,000 shares of common stock and correspondingly our issued and outstanding common share capital decreased from 167,569,367 shares of common stock to approximately 16,756,937 shares of common stock. Fractional shares were rounded-up. Preferred shares and convertible securities were not consolidated. Except as otherwise expressly stated to the contrary, the disclosure of share data in this Form 10-K has been adjusted to reflect this consolidation.

When we acquired Roots Biopack Group Limited, we also acquired its subsidiaries. The following tables show our current corporate structure:

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
Organization Structure

Subsidiaries

The following is a list of our subsidiaries:

Name of Subsidiary	Corresponding number on diagram	Date of Incorporation	Jurisdiction of Incorporation	Purpose
Roots Biopack Group Limited	2	May 14, 2006	British Virgin Islands	Serves as an investment holding company which holds some of our subsidiaries
Starmetro Group Limited	3	April 1, 2005	British Virgin Islands	Serves as an investment holding company which holds some of our subsidiaries.
Roots Biopack Limited	4	May 24, 2004	Hong Kong	Served as a vehicle for the sales and marketing of our biodegradable food containers and industrial packaging products. Ceased operation effective Dec 31, 2007 and sales and marketing functions are now performed by Biopack Environmental Ltd.
Eglinton Group Limited	5	April 20, 2004	British Virgin Islands	A dormant company currently without any operating activities.
Expert Result Group Limited	6	April 19, 2006	British Virgin Islands	Serves as an investment holding company, which holds Roots Biopark Limited, which in turn holds Jiangmen Roots Biopack Ltd.
Biopack Environmental Limited (formerly E-ware Corporation Limited)	7	November 28, 2005	Hong Kong	Provided corporate administrative services until December 31, 2007; has served as a vehicle for sales and marketing of our biodegradable food containers and industrial packaging products since December 31, 2007.
Bioplanet Distribution Sdn Bhd (formerly Eatware (Malaysia”) Sdn Bhd	8	December 5, 2005	Malaysia	This company was involved in our raw material development project in Malaysia. We discontinued our Malaysia operations effective January 31, 2008 and this company is currently inactive.
Roots Biopack (Intellectual Property) Limited	9	April 27, 2005	Hong Kong	Serves as a vehicle for the patent and trademark registration of our biodegradable food container and industrial packaging products.
Roots Biopark Limited	10	February 16, 2006	Hong Kong	Serves as an investment holding company which holds Jiangmen Roots Biopack Ltd.
Jiangmen Roots Biopack Limited	11	March 30, 2006	The PRC	Serves as a holding company for our manufacturing plant located in Jiangmen, Peoples Republic of China.

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We supply our biodegradable food containers and industrial packaging products to multinational corporations, supermarket chains and restaurants located across North America, Europe and Asia.

We manufacture our products in our own factory, known as Biopark, which is located in Jiangmen City in the Peoples Republic of China (“PRC”).

Factory Development:

On August 19, 2007, our wholly-owned subsidiary, Roots Biopack Group Limited, entered into a comprehensive agreement with Tayna Environmental Technology Co. Limited, an unrelated third party, to set up the first phase of our Biopark factory. Under this agreement, our subsidiary agreed to develop and sell to Tayna 20 production machines, to help Tayna set up and manage the factory, and to assist in sales after the commencement of production. Tayna was unable to complete development of the factory because the local government would only grant an operating license to the factory owner or lessee and, on March 30, 2008, we agreed to cancel the August 19, 2007 agreement. To March 30, 2008, Tayna had spent $1,146,102.56 in performance of its obligations under the comprehensive agreement. In a cancellation agreement and a related loan agreement dated March 30, 2008, Tayna agreed to loan that amount to our subsidiary to be repaid over a three-year term expiring March 30, 2011. Our subsidiary has an option to extend this three-year initial term for an additional two calendar years by sending written notice to Tayna no later than three months prior to the original maturity date (i.e., no later than December 30, 2010). Although the loan agreement originally provided that outstanding principal would earn interest at a rate of 12 percent, on December 1, 2008, we amended the loan agreement, effective from March 30, 2008, to reduce the rate of interest to three percent per annum.

Our original plan contemplated that Tayna would complete our Biopark facility in a three phase program, with the commencement of unit production keyed to completion of phase one. Originally, phase one consisted of two production lines with ten machines on each line, while each of phase two and three consisted of one production line (consisting of ten machines in each production line). In late 2007 and early 2008, we reconsidered our original plan in light of our dispute with Patrick Oung (one of the former directors of our subsidiary Roots Biopack Group Limited and other subsidiaries of our company) over ownership of four of our machines (see discussion at page 17) and the licensing difficulties that were then being encountered by Tayna. We decided to scale our production lines down to five machines rather than ten and, with one production line in place, we began limited production, primarily of product samples. Although we have continued to outsource some production of customer orders to third party factories as we ramped-up our own production capabilities during 2008, the percentage of orders that we have outsourced has steadily decreased as our own production capacity has increased. We currently outsource less than 10% of our production.

We currently have 14 production machines, together with the boiler, transformer and compressor units necessary for their operation, installed and fully operational at our Biopark facility. Each production machine is fitted with a set of customer/product specific molds. These molds are designed by our customers to suit their specific product specifications (e.g., shape and size). All of the currently installed production machines have been fitted with molds and are fully operational and we are now capable of producing approximately 6,000,000 units per month.

In December of 2008 we completed installation of a new wastewater treatment system at our Biopark facility. This system uses a seven stage process to treat up to 23,800 gallons per day of waste water, which permits us to reduce fresh water consumption while increasing efficiency and our production capacity for colored product.

Over the next year, we plan to add an additional six production machines (two of which are already on order). We have four production machines stored at our Biopark facility pending resolution of a dispute with Patrick Oung, one of the former directors of Roots Biopack Group Limited and other subsidiaries of our company (see discussion beginning at page 4). The two on order, together with the four machines that are stored subject to our dispute with Mr. Oung, would give us a total of 20 machines, or four production lines of five machines each.

Industry Overview

Currently, the majority of disposable packaging products are made from plastic, paper or polystyrene, which are typically non-recyclable and non-biodegradable. Consequently, millions of tons of plastic, paper, or polystyrene disposable packaging products are discarded in landfills across the world each year. In the last decade there has been increasing public concern over the harmful impact that plastic, paper, or polystyrene disposable packaging products have on the environment. Because of this public concern, governments have begun to adopt regulations intended to restrict and in some cases even ban the use of plastic, paper, or polystyrene disposable packaging products and multi-national corporations, acknowledging the need for environmentally sound solutions, have begun to seek alternatives to plastic, paper, or polystyrene disposable packaging products that are less harmful to the environment. As these trends continue, we believe that market for biodegradable food containers and industrial packaging products will face rapid growth.

Principal Products

Our current product line-up of food containers and industrial packaging products include: plates, bowls, boxes, trays, shoe supporters and cases for electronic devices. We can fabricate any of these or other items to meet customer-specific requirements, including shape, size, color, density and the degree to which they are impervious to oil and water.

Each of our products is:

  biodegradable.

  made from natural materials (primarily sugarcane fiber, or bagasse, which is a renewable resource that is a by-product of the sugar refining process).

  refrigerator, freezer, microwave and oven friendly in temperatures ranging from -25°C to 220°C.

  sterilized by an ultraviolet light process.

Competitive Advantages

We believe that we have the following competitive advantages:

  We employ our own research and development, sales and marketing, quality control team and customer service team.

  Successful cultivation of long-term supplier relationships with our key distributors and consistent quality gives us a “first mover” advantage, which helps us maintain brand loyalty.

  We have our own in-house production facilities and we manufacture our own proprietary product using fully automated machinery. This gives us versatility and permits us to react quickly to market demands for product design and development.

We have received a number of internationally recognized certifications and awards for our biodegradable food container and industrial packaging products, including: the “Good Manufacturing Practises” awarded by SGS Hong Kong Ltd. for compliance with international practices pertaining to quality and management systems; the “HACCP” awarded by the World Health Organization for compliance with the standards for food safety management systems set by World Health Organization & World Food and Agricultural Organization; the “BRC/Iop” awarded by the British Retail Consortium / Institute of Packaging for food packaging products (food contact items); the “ISO 9001/14001” awarded by the International Organization for Standardization for compliance with the standards for quality management systems and environmental management systems.

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

Through our distributors we supply our biodegradable food containers and industrial packaging products to multinational corporations, supermarket chains and restaurants, located across North America, Europe and Asia. We have distributors in The Netherlands, Switzerland, Hong Kong, Sweden, South Africa, the United States, Japan, Taiwan and Israel. Although we have historically concentrated the bulk of our marketing efforts on the European market, we have recently decided to increase our efforts in North America during the next 12 months.

Manufacturing Process

We currently manufacture our products in our factory in Jiangmen City, PRC (see discussion, above). The manufacturing process at our Biopark facility consists of the following stages: Raw Material Preparation

Crunching/Shredding
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

Trademarks

Our “Roots Biodegradable” trademark is currently registered in Switzerland, Hong Kong, India and the United States and it is also registered through the Community Trademark Registration, giving us rights in all 25 member states of the enlarged European single market, including Austria, Belgium, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden, and the United Kingdom. We are currently applying for trademark registration in Canada, Japan, India and China. We plan to apply for trademark registrations in; Australia, New Zealand, Malaysia, Israel, Saudi Arabia, Turkey. Details of our registered trademarks are below:

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

Pension Plan

We participate in a defined contribution pension plan under the Mandatory Provident Fund Schemes Ordinance for all our eligible employees in Hong Kong. The Mandatory Provident Fund Scheme is available to all employees aged 18 to 64 with at least 80 days of service in the employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of our contributions together with accrued returns irrespective of their length of service with our company, but the benefits are required by law to be preserved until retirement age of 65. Our only obligation is to make the required contributions under the plan. The assets and the schemes are controlled by trustees and held separately from those of our company. Our total pension cost was $5,848 for the year ended December 31, 2008 and $12,495 for the year ended December 31, 2007.

Until January 31, 2008, we also participated in a compulsory savings scheme in Malaysia. All employees in Malaysia who have reached the age of 16 and employed under a contract of service whether express or implied, and whether oral or in writing must be registered as a member of the Employees Provident Fund. As an employer, we contributed 12% of the employee’s wages and the employee contributed 11% of the monthly wages towards the employee’s account. The total cost for this plan through our Malaysian subsidiary was $Nil in 2008 and $3,983 in 2007. On January 31, 2008, we closed our office in Malaysia and no longer participate in this plan.

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

Our products comply with the following international regulations:

-	German Regulation to the protection from dangerous materials – Gefhstoff-Verordnung (Oct 26, 1993);

-	U.S. CFR Title 21 (FDA Regulation);

-	Taiwan Hygienic Standard for Food Utensil, Container and Packaging (Revised 82.7.7); and,

-	Biodegradability and Food Standards of Hong Kong Environmental Protection Department (HKEPD).

Research and Development

Our research and development team consists of five employees, all of whom work from our Biopark factory in Jiangmen City, PRC. Three of the team members are engineers who focus on machine design and efficiency. The other two focus on ecological studies. The research and development expenses are mainly staff cost and product testing fees which are minimal at this stage.

Employees

We currently have 155 full time and no part time employees. Of these, four work in our Hong Kong administrative offices and 151 work in our Biopark factory in Jiangmen City, PRC.

ITEM 1A. RISK FACTORS

Our audited annual consolidated financial statements have been prepared assuming that we will continue as a going concern

We incurred a net loss of $1,587,330 for the fiscal year ended December 31, 2008 and a net loss since inception of $5,497,480. At December 31, 2008, we had a working capital deficit of $2,415,819. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until we increase our production capabilities and begin producing enough product to become profitable. On December 31, 2008, we had cash of $128,039. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month and we plan to spend approximately $750,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that we will need approximately $1,650,000 over the next 12 months in order to continue our operations and complete construction of the Biopark facility. Although we believe that we will be able to pay some of these expenses from our sales revenue, we believe that we will need to raise additional funds to meet all of our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully increase our production capabilities and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and improve our production capabilities, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2008, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Our competitors may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of our disposable packaging products. We expect that many of our competitors may actively seek competitive alternatives to our disposable packaging products. The development of competitive disposable packaging products could render our disposable packaging products obsolete and could impair our ability to compete, which would have an adverse effect on our business, financial condition and results of operations.

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

We rely on a number of different suppliers to supply our company with the materials that we require to manufacture our disposable packaging products. We could be adversely affected by an increase in any one of our suppliers prices or a significant decline in any one of our suppliers financial condition. If the relationship with any of our suppliers is terminated and we are unsuccessful in establishing a relationship with an alternative supplier who offers similar products at similar prices, our results of operations could be adversely affected. As a result, our business may fail and investors may lose their entire investment.

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

In addition, we source all of our manufacturing in China. China is experiencing very rapid economic growth which could have a negative impact on our business activities there. These include worsening inflation, fluctuations in currency and challenges to the nation’s electric power supply capacity. In addition, developments in China’s financial system and current legislative trends could pose future business risks, including changes to its laws that might prohibit or restrict foreign ownership.

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

Our success depends substantially on our ability to manufacture disposable packaging products that are less harmful to the environment than disposable packaging products made from plastic, paper or polystyrene. Although we believe that our disposable packaging products are less harmful to the environment than other disposable packaging products, which are made from paper, plastic and polystyrene, our disposable packaging products may also possess characteristics that environmental groups could perceive as negative for the environment. When biodegradable waste is disposed of in landfills, it breaks down under uncontrolled anaerobic conditions. This produces landfill gas which, if not harnessed, escapes into the atmosphere. Landfill gas contains methane, a more harmful greenhouse gas than carbon dioxide. The European Union Landfill Directive puts key requirements on member states for the management of biodegradable waste in order to stop global warming. Whether, on balance, our disposable packaging products are better for the environment than other disposable packaging products, which are made from either plastic, paper or polystyrene is a somewhat subjective judgment. Environmental groups, customers, and governmental regulators may not agree that our disposable packaging products have an advantage over other disposable packaging products, which are made from plastic, paper or polystyrene. If our disposable packaging products are perceived as being harmful to the environment, our revenues will likely suffer and as a result we could go out of business.

We have a stable customer base; however, loss of, or material financial weakness of, our largest distributor could adversely affect our financial condition and results of operations until such business is replaced and no assurances can be made that we would be able to regain or replace any lost customers. This could cause us to go out of business and investors could lose their entire investment.

We rely on one distributor for approximately 80% of our sales. The loss of this distributor would adversely affect revenues and results of operations, and the loss of any other significant customers could adversely affect revenues and results of operations unless and until the lost business is replaced. We believe that it is unlikely that we could replace this one distributor. If we were to lose this distributor and we did not replace it, we could be forced to cease operations and investors in our company could lose their entire investment.

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

Our executive officers and directors, in the aggregate, beneficially own 42.13% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

ITEM 2.        PROPERTIES.

Offices

Our head office is located at Room 905, 9/F, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong. Our telephone number is (852) 3586-1383. Our facsimile number is (852) 3586-2366. We lease this space, which consists of approximately 994 square feet, from an unrelated third party for the sum of approximately $1,788 per month ( HK$ 13,916) for a term of two years expiring March 19, 2010.

Our Malaysia subsidiary, Bioplanet Distribution Sdn Bhd, maintained an office located at Suite E-09-07, Level 9, Block E, Plaza Mont Kiara, No. 2, Jalan Kiara, Mont’ Kiara, 50480 Kuala Lumpur, Wilayah Persekutuan, Malaysia. We closed this office (and discontinued our operations in Malaysia) effective January 31, 2008. We do not have any continuing lease obligations in connection with this action.

Our subsidiary, Roots Biopack Limited, leased office space at Unit 2009, Hopewell Centre, 183 Queen’s Road East, Wan Chai, Hong Kong. Management of this subsidiary moved into our principal executive office on May 21, 2007, leaving the office space at Hopewell Centre vacant. The lease for this office expired on November 14, 2008.

Factory

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

We paid the sum of approximately $56,448 (RMB 390,000.00) as a rental deposit. Pursuant to the terms of our rental agreement, the rental deposit is to be refunded to us without interest upon the expiration of the lease.

From the first to the fifth year, our monthly rent is RMB 103,000 (approximately $13,720), or RMB 1,236,000 (approximately $164,646 per annum. From the sixth year onward, our rent will increase by 5% every 3 years.

The table reproduced below provides a summary of our lease commitments:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Roco Investment and Exact Development Limited.	Limited Room 905, 9/F, Two Chinachem Exchange Grow Square, 338 King’s Road, North Point, Hong Kong	$1,788	20/3/2008 - 19/3/2010	Biopack Environmental Ltd. (HK)
CHENG, Jin Yao	No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC	$14,908	01/03/2007 - 28/2/2022	Jiangmen Roots Biopack Ltd. (China)

Twelve Months Ending	Future Minimum
December 31:	Lease Payments
$
December 31, 2009	200,352
December 31, 2010	184,261
December 31, 2011	178,897

We believe our facilities are suitable to our current needs and for our needs in the foreseeable future.

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

Mr. Lau further alleges that while the documents were held in escrow by Mr. Oung Cheng Hai and Mr. Albert Oung, the documents were dated and materially altered in breach of the agreement and the conditions referred to above without the agreement, knowledge or consent of Mr. Lau. In particular, Mr. Lau alleges that the declaration of trust was back-dated to the 17th of September 2003 and the instrument of transfer, notice of resignation and corporate resolution were dated the 11th of April 2007. Mr. Lau seeks redress from the court to declare such documents as ineffective and/or void and/or of no effect. No hearing in this matter has yet been scheduled.

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

On May 10, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, and Gerald Lau as our subsidiary’s legal representative filed a report of crime with the Public Security Bureau of Jiangmen City. In the report of crime we alleged that Patrick Oung, a former director of our subsidiary, was given the authority to handle the early stages of the establishment of our factory in Jiangmen due to a serious illness to our president, Gerald Lau. We further alleged that in April 2007 we discovered that Patrick Oung had paid a total of RMB 1,000,000 for a factory lease guarantee through our subsidiary’s bank account by affixing our subsidiary’s company seal without proper authorization from its board of directors or legal representative, where the actual factory lease guarantee required was only RMB 309,000. Moreover, we discovered that a total of RMB 610,000 was transferred to Patrick Oung’s personal account on March 6, 7, and 8, 2007. For these reasons, we decided to file a criminal complaint and seek assistance from the Public Security Bureau of Jiangmen City. On August 1, 2007, the Public Security Bureau of Jiangmen City decided to prosecute Patrick Oung for embezzlement of our subsidiary’s funds. Mr. Oung was arrested on August 8, 2007, while entering the People’s Republic of China at Zhong Shan Port, and he was detained in the Jiangmen Detention Center. While under detention, Mr. Oung was examined at the hospital and found to be in serious physical condition. In view of his poor health and his promise to return all of the money he had embezzled from our company within three months of his release, Mr. Oung was released from detention on bail and for humanitarian grounds. Part of Mr. Oung’s bail consisted of 450,000 RMB and a condition that he return 750,000 RMB to our company’s subsidiary. Mr. Oung’s release includes a condition that he not be allowed to leave the People’s Republic of China. This criminal proceeding was to be adjudicated early in 2009 but, in contravention of the terms of his release from custody, Mr. Oung has fled the People’s Republic of China and the case cannot be tried in his absence. A warrant has been issued for his arrest if and when he re-enters the Peoples Republic of China.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BPAC”.

The following quotations obtained from www.finance.yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2008	$0.60	$0.14
September 30, 2008	$1.40	$0.55
June 30, 2008	$1.68	$0.90
March 31, 2008	$5.10	$1.10
December 31, 2007	$6.30	$2.50
September 30, 2007	$9.50	$4.00
June 30, 2007	$15.10	$7.10
March 31, 2007	$8.50	$6.50

The above share price has been adjusted for the 10 to 1 share consolidation effective on June 11, 2008.

On March 25, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.08.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is 718.627.4453. Their fax number is 718.627.6341.

Holders of our Common Stock

As of March 25, 2009, there were 1,403 registered holders of record of our common stock. As of such date, 24,825,300 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On January 31, 2008, we sold one convertible debenture with a face amount of $150,000 to one investor for gross proceeds of $150,000. This convertible debenture is for a two year term and is convertible at any time at the option of the holder after giving 60 days prior notice to our company, into shares of our common stock at a price of six and two-thirds cents per share. This investor is not a U.S. person, the transaction did not occur in the United States and, in selling this debenture we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

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

On May 14, 2008, we sold an aggregate of 4,758,212 shares of our common stock to four investors at a price of $0.14 per share (after adjustment for our share consolidation, 474,821 shares for a price of $1.40 per share). Two of these investors are ex-directors of our company, one of these investors is a director of two of our subsidiaries and the fourth investor is our President and Chairman of our Board of Directors. In each case the purchase price for the shares was paid by way of satisfaction of debt owed by our company in the aggregate amount of $666,140. All four of these investors are not U.S. persons, none of these transactions occurred in the United States and, in selling these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On July 4, 2008, we issued 1,900,000 shares of our common stock to Begonia Participation Corp. pursuant to the conversion of 380,000 Series A Preferred Shares. Begonia Participation Corp. is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

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

On October 9, 2008, we issued 125,000 shares of our common stock to San Diego Torrey Hills Capital, Inc. pursuant to a consulting agreement. San Diego Torrey Hills Capital, Inc. is a U.S. person and in issuing these shares of our common stock we relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On October 15, 2008, we issued 500,000 shares of our common stock to Ma Cheng Ji, a director of our company, pursuant to the conversion of a convertible debenture in the amount of $250,000. Ma Cheng Ji is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information for the fiscal year end December 31, 2008;

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders(1)	6,000,000	$Nil	Nil
Total	6,000,000	$Nil	Nil

(1)

On July 8, 2005, we filed a registration statement on Form S-8 registering 6,000,000 shares at a proposed offering price of $0.013 per share or $78,000. Under this plan we issued 6,000,000 shares to five individuals in consideration for consulting services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Note Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page 11 above, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

We caution the reader that important factors in some cases have affected and, in the future, could materially affect our actual results and could cause our actual results in the future to differ materially from the results expressed in any estimates, projections or other “forward-looking statements” contained in this annual report on Form 10-K. Except as may otherwise be required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We currently manufacture most of our products in our own factory, located in Jiangmen City, in the Peoples Republic of China. We are in the process of increasing the production capacity of our Biopark factory. For a more detailed discussion of our business and our factory, please refer to the discussions under the headings “Business”, beginning at page 5, above, and “Properties”, beginning at page 16, above.

Over the next year, we plan to add 10 more production machines to the existing 14 machines currently installed at our factory. Six of these new machines will be fully automated and four will be semi-automated. When the new machines have been installed, we would have a total of 24 production machines, 20 of which will be fully automated and four of which will be semi-automated. We plan to set up four production lines of five fully automated machines each, with the four semi-automated machines operating separately. We have found that the semi-automated machines provide greater flexibility when using different mixes of product molds.

We have already ordered two of the new semi-automated machines and we expect delivery in May, 2009.

To accommodate the additional production capacity that these new machines will add to our factory, we also intend to add two additional mixing and pulping pools.

Because our research and development team is still refining the design of these machines in an effort to increase efficiency, it is too early to price them but we anticipate that each will cost approximately $20,000. We estimate the cost of these improvements, including the new machines and the additional mixing and pulping pools, to be approximately $750,000 over the next 12 months. In addition, we believe that once all of the new machines are installed and in operation, we will need to add additional trimming machines but we cannot estimate the number needed until our expansion is complete. In the short term, we plan to handle any additional trimming needs by adding extra work shifts.

Over the next 12 months, we plan to increase sales of our existing products and add new products, including additional industrial packaging products and complementary products. Now that we have stabilized our production capabilities at our Biopark facility, we believe that the pace of our expansion will begin to increase. Our plan over the coming year is to focus on increasing European orders and expansion into the North American market.

We have noticed a dramatic difference in the environmental packaging market. Although the European market has shown a preference for environmentally sensitive products for some time now, we believe that the current U.S. administration’s focus on green technology for both economic and environmental reasons is already influencing a shift away from more traditional packaging products such as those made from Styrofoam, which has actually been banned in a number of U.S. cities, towards environmentally friendly products like ours. We believe that our products and our company can benefit from this trend.

Our sales and marketing team is located in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia. During calendar year 2008 we were focused primarily on establishing and expanding our production capabilities and servicing existing accounts, primarily located in Europe. During calendar year 2009 we intend to continue to expand our production capabilities and we hope to expand our marketing efforts, focusing on an expansion of our sales, primarily in North America.

Result of Operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

During the year ended December 31, 2008 we had a net operating loss of $1,587,330, as compared to net operating loss of $5,011,576 for the year ended December 31, 2007. The decrease in the amount of our operating loss was due primarily to the cut backs in non-essential spending as well as reductions of salaries and administrative personnel.

Net Sales and Cost of Sales

Net sales for the year ended December 31, 2008 were $793,474, compared to net sales of $1,075,902 for the year ended December 31, 2007. This decrease in sales is primarily attributable to the global economic contraction, coupled with a re-tooling of machines and modifications to our factory to allow for production increases. Certain changes to Chinese labour laws also contributed to higher end prices, which led to some reductions in sales. As well, with our increased production capacity we were able to decrease our need for OEM suppliers, and fill our order backlogs with our own product that is in higher demand. We expect that future production from our new factory will increase dramatically, as the current facility’s infrastructure and design can support up to 40 machines. Most of the up front costs have already been spent to set up the necessary electrical, piping, water filtration, building requirements, etc. We anticipate we will generate new orders with our corresponding increase in production capacity.

Cost of sales for the year ended December 31, 2008 was $793,474, compared to $1,075,902 for the same period in 2007, which provided a gross margin of 2.3%, as compared to 20.9% during the same period of 2007. The difference in the margin is primarily due to the fact that the margins we realized on OEM supplied product was much lower than that our product supplied by our former Shunde City factory (both their product quality and their production costs are lower than ours). Certain changes to Chinese labour laws also contributed to higher cost of our product. Systematically, many manufacturers in the Guang Dong province in PRC saw their cost of labour rise as much as 30% due to the implementation of poorly timed new labour laws that were introduced at a time that the economy was growing at an exorbitant pace.

Operating Expenses

Operating expenses for the year ended December 31, 2008 were $1,106,011, compared to $5,115,689 during the same period in 2007. The decline in operating expenses was due primarily to the absence of marketing and other costs associated with the business combination that had been incurred in the prior year. Many of these costs were non-recurring. In addition, significant costs were reduced due to reductions in staff in our Hong Kong administration offices.

The high operating expenses for the year ended December 31, 2007 were due primarily to the write-off of construction work in Malaysia in the amount of $154,506, provision for doubtful debts in the amount of $243,625, a write-off of amounts due from related parties of $2,876,402 and an increase in administration expenses resulting from the development of phase one of our production capacity at our Biopark facility.

Our legal and professional expenses for the year ended December 31, 2008 were $88,691, compared to $163,707 for the year ended December 31, 2007. The decrease in legal and professional expense was primarily due to the lack of activity in the litigation proceedings commenced during the year ended December 31, 2007 and described in the “Legal Proceedings” section of this annual report on Form 10-K, beginning above at page 17. Most of the legal expenses incurred this year are related to U.S. regulatory compliance and raising capital.

Our rent for the year ended December 31, 2008 was $155,565 compare to rent for the year ended December 31, 2007 of $228,159. The decrease in rent of $72,594 for the year ended December 31, 2008 was primarily due to the downsizing of our Hong Kong offices.

Other Income and Expenses

We had other income of $14,278 during the year ended December 31, 2008, compared to $12,249 during the year ended December 31, 2007. This is primarily due to exchange rate gain on the Hong Kong dollar against the China RMB.

We incurred interest expense of $513,483 during the year ended December 31, 2008, compared to $60,143 during the year ended December 31, 2007. Interest expense was incurred primarily due to the recognition of the conversion feature embedded in the convertible debentures issued by our company. Each convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference in the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the number of shares. The intrinsic value cannot exceed the proceeds.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery and the cost of infrastructure at our leased factory in Jiangmen City, PRC. On December 31, 2008 we had cash and equivalents of $128,039, compared to $4,729 at December 31, 2007. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month and we plan to spend approximately $750,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that our cash outflow would be approximately $1,650,000 over the next 12 months attributable to continue our operations and complete construction of the Biopark facility. We look to construct an equity and/or debt financing plan in the amount of approximately $1,000,000 over the next 12 months. There is currently no definitive offering of financing in place.

As at December 31, 2008 we had a working capital deficit of $2,415,819, compared to a deficiency of $1,717,380 at December 31, 2007. The increase in working capital for the period was primarily financed by the issuance of debentures and demand promissory notes.

Cash Flow Used in Operating Activities

For the year ended December 31, 2008 our operating activities used net cash of $1,263,699, compared to $2,797,650 for the year ended December 31, 2007. The decrease in cash outflow was primarily due to a reduction in trade deposits, decreases in receivables and increases in payables and accrual expense which were primarily due to better credit terms negotiated with suppliers.

Cash Flow Used in Investing Activities

For the year ended December 31, 2008 investing activities used net cash of $851,674 compared to $1,450,246 for the year ended December 31, 2007. The decrease in net cash used in investing activities this year was primarily due to the slower pace of construction progress in our new Biopark production facility compared to the pace of construction during the year ended December 31, 2007.

Cash Flow Provided by Financing Activities

For the year ended December 31, 2008 financing activities provided cash of $2,416,952 compared to cash outflow of $3,542,392 in the year ended December 31, 2007. The cash flow provided by financing activities was primarily from issuance of convertible debentures and promissory notes.

During the year ended December 31, 2008, we engaged in the following financing transactions:

On January 31, 2008, we sold a convertible debenture with a face value of $150,000. This convertible debenture has a two year term and was convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share. On October 15, 2008, we issued 2,250,000 shares of common stock pursuant to the conversion of this convertible debenture.

On February 4, 2008, we sold a convertible debenture for gross proceeds of $100,000. This convertible debenture has a three year term and was convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share. On September 5, 2008, we issued 1,492,537 shares of common stock pursuant to the conversion of this convertible debenture.

On March 3, 2008, we sold a convertible debenture for gross proceeds of $400,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On September 19, 2008, we issued 1,800,000 shares of common stock pursuant to a partial conversion of this convertible debenture. The balance due on this convertible debenture as at the date of this annual report on Form 10-K is $280,000, plus accrued interest.

On March 30, 2008, our subsidiary, Roots Biopack Group Limited, entered into a loan agreement with Tayna Environmental Technology Co. Limited, whereby Tayna Environmental agreed to advance to Roots Biopack the sum of $1,144,538 for a three-year initial term expiring March 30, 2011. Our subsidiary has an option to extend this three-year initial term for an additional two calendar years by sending written notice to Tayna Environmental no later than three months prior to the original maturity date (i.e., no later than December 30, 2010). Principal due under the loan bears interest at the rate of 3% per annum.

On May 14, 2008, we issued 4,758,212 shares of our common stock at a price of $0.14 per share (after adjusting for our 10:1 share consolidation, 475,821 shares at a price of $1.40 per share) to four investors pursuant to subscription agreements dated May 14, 2008. The consideration for these shares was paid by applying the debt owed by our company to these four investors in the aggregate amount of $666,140. Two of these investors are ex-directors of our company, one of these investors is a director of two of our subsidiaries and the fourth investor is our President and Chairman of our Board of Directors.

On June 30, 2008, we sold two promissory notes for an aggregate amount of $245,000. These promissory notes are payable on demand and bear interest at a rate of 6% per annum. Interest is payable on the first day of each and every month.

On July 20, 2008, we sold one promissory note for $90,500. This promissory note is payable on demand and bears interest at a rate of 6% per annum. Interest is payable on the first day of each and every month.

On September 15, 2008, we sold one promissory note for $80,000. This promissory note is payable on demand and bears interest at the rate of 6% per annum. Interest is payable on the first day of each and every month.

On December 29, 2008, we sold one convertible debenture for gross proceeds of $150,000. This convertible debenture has a three year term and is convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share.

On December 31, 2008, we sold two promissory notes for an aggregate amount of $582,000. These promissory notes are payable on demand and bear interest at a rate of 6% per annum. Interest is payable on the first day of each and every month.

Capital Expenditures

During the year ended December 31, 2008, the bulk of our capital expenditure was focused on the development of our Roots Biopark production facility. As of December 31, 2008, we do not have any material commitments for capital expenditures. Over the next twelve months, we plan to spend approximately $500,000 on the completion of the third production phases at our Roots Biopark production facility.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We incurred a net loss for the year ended December 31, 2008 of $1,587,330, had an accumulated deficit of $5,479,480 and a working capital deficit of $2,415,819. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008, we had cash and equivalents of $128,039.

Short-term Investment

Our company classifies its short-term investment as held-to-maturity debt securities and is measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

Accounts Receivable

Accounts receivable are stated at original amounts less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowance for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that our ompany will not be able to collect all amounts due according to the original terms of a receivable. Bad debts are written against the allowance when identified. We extend credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts are fully collectible. We do not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days.

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, our company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of December 31, 2008.

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

Earnings Per Share

Our company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

As permitted by SFAS No. 123, for 2005, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

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

Our company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual rather than interim periods that begin after Sept 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after Sept 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. WE have evaluated the impact of the adoption of SFAS 151, and do not believe the impact will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate TimeSharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after Sept 15, 2005, with earlier application encouraged. Our company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to our company’s overall results of operations or financial position since our company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after Sept 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. Our company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to our company’s overall results of operations or financial position.

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

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued after the beginning of our company’s first fiscal year that began after September 15, 2006. We believe that this statement did not have a significant impact on the financial statements.

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

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after Sept 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before Sept 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Our company is currently evaluating the effect of this pronouncement on its financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Biopack Environmental Solutions Inc.

Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007
(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Biopack Environmental Solutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the each of the two years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2008 and the results of its consolidated operations and its consolidated cash flows for each of the two years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
March 31, 2009

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	Audited	Audited
	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and equivalents	$128,039	$96,460
Accounts receivables	69,777	-
Prepaid expenses and other receivables	334,995	258,381
Inventory	376,773	58,840
Total current assets	909,584	413,682

Purchase of property and equipment	2,091,229	184,098
Construction in progress	174,426	1,295,188
Deposits	56,056	45,119
Total assets	3,231,295	1,938,087

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,394,230	624,650
Due to Shareholders & Directors	685,341	1,267,966
Short Term Debt	1,008,786
Taxes Payable	237,047	238,445
Total current liabilities	3,325,404	2,131,062

Long Term Liabilities
Long term debt	1,886,103	1,141,454
Due to related parties	50,000	938,525
Total long term liabilities	1,936,103	2,079,980

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	2,000
Common stock; $.0001 par value; 50,000,000 shares authorized;
24,825,300 shares issued and outstanding	2,483	17,382
Additional paid-in capital	3,557,227	1,466,422
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	170,622	136,074
Retained Earnings	(5,759,480)	(3,892,150)

Total stockholders' equity	(2,030,211)	(2,272,955)

Total liabilities and stockholders' equity	$3,231,295	$1,938,087

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
December 31, 2008 and 2007

	Audited
	For the Year Ended
	December 31,
	2008	2007

Revenues	$793,474	$1,075,902

Cost of Sales	775,588	851,469

Gross profit 2.3%	17,886	224,433

Expenses
General and administrative	623,887	1,462,396
Depreciation and amortization	65,305	24,053
Legal & Professional	88,691	163,707
Bad Debts - Related Party	0	2,876,402
Provision for doubtful accounts	0	243,625
Impairment of property and Equipment	0	170,293
Wages & Salaries	328,127	175,213

Total operating expenses	1,106,011	5,115,689

Income from operations	-1,088,125	-4,891,256

Other Income (expense)
Other income	14,278	12 ,249
Interest expense	-793,483	-60,143

Income before income taxes	-1,867,330	-4,939,150

Income tax	0	-72 ,427

Net income	$-1,867,330	$-5,011,577

Earnings per share	$-0.10	$-0.48
Weighted average common shares outstanding	19,241,414	10,349,680

Diluted Earnings per share	-0.10	-0.48
Diluted Weighted avera ge common shares
outstanding	19,241,414	10,349,680

Biopack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash flow

	For the year ended
	Dec 31,
	2008	2007
Cash flows from operating activities
Net inc om e	$-1,867,330	$-5,011,576
Adjustm ents to reconcile net loss to net cash used in
operating activities :
Depreciation and amortization	65,305	24,053
Loss on Dis pos al	0	5,067
W rite down in value of assets	0	170,293
Provision for B ad deb t	0	3,043,508
W rite off of deposit	0	59,691
Interes t ex penses accrual	793,483	0
Other com prehensive inc om e (loss )	34,548	51,354
Changes in assets and liabilities :
A ccounts receivable and other receivables	-69,777	-62,840
P repaid expens es	-76,614	-250,621
Advances to related parties	-582,626	-1,179,631
Inventories	-317,933	-58,840
Deposits	-10,938	90,334
A ccounts payable and accruals	769,580	329,590
Taxes Payable	-1,398	-8,032
Net cash used in operating activities	-1,263,699	-2,797,650
Cash flow from investing activities
P urchase of property and equipm ent	-1,972,436	-155,058
Construction in progress	1,120,762	-1,295,188
Net cash used in investing activities	-851,674	-1,450,246
Cash flow from financing activities
Proceeds from notes payable	1,008,786	3,106,834
Repaym ent of lease obligation	0	-3,924
Amounts due to related parties	-888,525	1,105,816
Proceeds from issuance of debentures	744,649	0
Repaym ent to Shareholder	0	-666,334
Additional Paid up Capital	1,297,322
Common stock $.0001 par value	-16,360
Non-cash financing activities
Common stock issued to retire debentures	1,080
Net cash provided by financing activities	2,146,952	3,542,392
Net change in cash	31,579	-705,504
Cash, beginning	96,460	801,964
Cash, ending	$128,039	$96,460
Supplem ental disclosure of cash flow inform ation:
Cash paid for incom e taxes	$0	$72,427
Cash paid for interest	$26,155	$63,546
Non-cash investing and financing activities:
Stock is sued to retire debt	6,518,358	2,269,375

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

						Stock Issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity
Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	(2,683)	(9,837,473)		(645,429)
Common stock issued to repay debt			34,100,000	3,410	491,029				494,439
Common stock sold for cash	--	$--	260,000,000	26,000	194,000	--	--		220,000
Common stock issued to
acquire StarMetro Group	--	--	60,000,000	6,000	(234,713)	--	--		(228,713)
Private placement	--	--	800,000	80	384,812	--	--		384,892
Common stock issued for
services	--	--	30,500,000	3,050	236,950	--	--		240,000
Cancellation of GTI shares	--	--	(12,000,000)	(1,200)	1,200	--	--		--
Reverse split 4,000 to 1	--	--	(493,743,513)	(49,374)	49,374	--	--		--
Accumulated translation
adjustment	--	--	--	--	--	--	--	6,599	6,599
Net loss for the year ended
December 31, 2006	--	--	--	--	--	--	(1,149,781)	--	(1,149,781)
Restructuring for Reverse Merger	(1,000,000)	(1,000)	25,473,804	2,547	(10,296,092)		12,106,679	(7,386)	1,804,748

Balance at December 31, 2006	--	--	108,000,000	$10,800	$--	$(2,683)	$1,119,425	$(787)	$1,126,755
Recapitalization as result of
reverse merger Mar 27, 2007	--	--	64,526,196	6,453	(800,824)			6,599	(787,772)
Stock issued to convert debt Mar 27, 2007	--	--	1,293,225	129	1,034,451				1,034,580
Preferred share issued for repay debt
owned by a subsidiiary on Aug 17, 2007	2,000,000	2,000			1,232,795				1,234,795
Translation adjustment								130,262	130,262
Net income for the year
ended Dec 31, 2007							(5,011,575)		(5,011,575)
Balance at Dec 31, 2007	2,000,000	$2,000	173,819,421	$17,382	$1,466,422	$(2,683)	$(3,892,150)	$$136,074	(2,272,955)
Share cancellation Feb 17, 2008			(11,000,000)	(1,100)	866				(234)
Convertion of Debt to Common Share May 14, 2008			4,758,212	476	665,664				666,140
Reverse split 10 to 1 June 11, 2008			(150,819,870)	(15,082)	15,082				(0)
Convertion of Preferred A share	(380,000)	(380)	1,900,000	190	(190)				(380)
to Common Share Jul 14, 2008
Convertion of Debt to Common Share Sep 5, 2008			1,492,537	149	99,851				100,000
Convertion of Debt to Common Share Sep 19, 2008			1,800,000	180	119,820				120,000
Convertion of Debt to Common Share Oct 15, 2008			2,750,000	275	399,725				400,000
Common stock issued in exchange of			125,000	13	(13)				0
consulting services Dec 1, 2008
Net income for year ended Dec 31, 2008					790,000		(1,867,330)	34,548	(1,042,782)
Balance at Dec 31, 2008	1,620,000	1,620	24,825,300	2,483	3,557,227	(2,683)	(5,759,480)	170,622	(2,030,212)

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008, the Company had cash and equivalents of $128,039.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of Sept 30, 2008.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

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

The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual rather than interim periods that begin after Sept 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after Sept 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after Sept 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after Sept 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after Sept 15, 2005. This pronouncement was effective for the Company, a small business issuer, as of the first interior annual reporting period that began after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

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

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after Sept 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before Sept 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of this pronouncement on its financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

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

3. Property, Plant and Equipment, net

Cost	2008	2007
Leasehold improvements	$283,531	5,688
Motor Vehicles	78,010	75,188
Office furniture and equipment	74,283	58,293
Computer equipment	13,028	12,874
Plant and Machinery	1,762,498	86,872
Construction in progress	174,426	1,295,188
	2,385,776	1,534,103
Accumulated depreciation	(120,122)	(54,817)
	$2,265,654	1,479,286

Depreciation expense for the year ended December 31, 2008 was $65,305.

(b) Construction in progress

	2008	2007
Opening as at 1 January	$1,295,188	-
Additions		1,295,188
	777,850
Transfer to plant and Machinery		-
	(1,675,626)
Transfer to lease hold improvement		-
	(222,986)

As 31 December 2008		1,295,188
	174,426

Construction in progress represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of December 31, 2008, the Company had a balance of $174,426 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4. Inventories

The Company’s inventory consists of raw materials held for production. As of December 31, 2008, the Company’s subsidiary in Jiangmen, PRC held inventory of $376,773.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

5. Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables	2008	2007
0 – 30 days	$69,777	-
31 – 60 days	-
	$69,777	-

As of December 31, 2008, the Company’s subsidiaries had receivables totaling $69,777. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6. Deposits and prepayment and other receivable

	2008	2007
Prepayment	$169,359	199,608
Other receivable	165,636	58,773
	$334,995	258,381

Rental and utility deposit	55,056	45,119

7. Accrued and payables

	2008	2007
Accrued and other payables	$1,112,709	325,111
Customers deposits received	126,315	125,469
Accounts payables	155,206	174,070
	$1,394,230	624,650

8. Amount due to Shareholders & Directors

Amount due to Shareholder	$625,589
Amount due to Directors	59,752
685,341

The amount due to shareholder, Good Value Galaxy Limited in the amount of $625,589 is unsecured, interest free and has no fixed terms of repayment.

Directors of the Company have advanced $59,752 in the form of unsecured, non-interest bearing advances with no due date.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

9. Loans payable

Tayna Environmental Technology Co Limited	$1,146,103
Convertible debenture issued to non related party	740,000
Convertible debenture issued to a related party	50,000
1,936,103

Short Term Loan	$1,008,786

Long Term Loan

On March 30, 2008, our subsidiary, Roots Biopack Group Limited, entered into a loan agreement with Tayna Environmental Technology Co. Limited, whereby Tayna Environmental agreed to advance to Roots Biopack Group Limited the sum of $1,146,103 for a three-year initial term expiring March 30, 2011. Our subsidiary has an option to extend this three-year initial term for an additional two calendar years by sending written notice to Tayna Environmental no later than three months prior to the original maturity date (i.e., no later than December 30, 2010). Principal due under the loan bears interest at the rate of 3% per annum.

Convertible Debts

In December, 2007, the Company sold a convertible debenture for gross proceeds of $300,000. The convertible debentures have a term of three years and are convertible, at the option of the holder with 60 days prior notice, into Series C Preferred Stock at a price of $0.50 per preferred share.

In December, 2007, the Company sold a convertible debenture to a director for gross proceeds of $300,000. The convertible debentures have a term of three years and are convertible, at the option of the holder with 60 days prior notice, into Series C Preferred Stock at a price of $0.50 per preferred share. On October 15, 2008, the Company issued 500,000 shares of common stock pursuant to the conversion of $250,000 of the convertible debenture.

On January 31, 2008, the Company sold a convertible debenture with a face value of $150,000. This convertible debenture has a two year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On October 15, 2008, the Company issued 2,250,000 shares of common stock pursuant to the conversion of the convertible debenture.

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

On March 3, 2008, the Company sold a convertible debenture for gross proceeds of $400,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share. On September 19, 2008, the Company issued 1,800,000 shares of common stock pursuant to the conversion of $120,000 of the convertible debenture.

On March 3, 2008, the Company sold a convertible debenture for gross proceeds of $10,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share.

On December 29, 2008, the Company sold a convertible debenture for gross proceeds of $150,000. This convertible debenture has a three year term and is convertible, at the option of the holder with 90 days prior notice, into common stock at a price of six and two-thirds cents per share.

Following summarizes the Convertible debenture as 31/12/2008

	2008	2007

Opening Balance of Convertible Debentures	600,000

Convertible debentures issued during the year	810,000	600,000

Less: Debentures converted to common shares	620,000

Debentures not converted	790,000	600,000

The embedded beneficial conversion features present in the convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the no. of shares. The intrinsic value cannot exceed the proceeds.

Short Term Loan

On 30 June 08, the Company issued two demand promissory notes with aggregate amount of $245,000. The demand promissory notes bear an interest rate of 6% annually, payable on the first day of each and every month.

On 20 July 08, the Company issued a demand promissory notes with amount of $90,500. The demand promissory notes bear an interest rate of 6% annually, payable on the first day of each and every month.

On 15 Sept 08, the Company issued a demand promissory notes with amount of $80,000. The demand promissory notes bear an interest rate of 6% annually, payable on the first day of each and every month.

On 31 Dec 08, the Company issued two demand promissory notes with aggregate amount of $582,000. The demand promissory notes bear an interest rate of 6% annually, payable on the first day of each and every month.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

10. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for year ended December 31, 2008 of $1,867,330 had an accumulated deficit of $5,759,480 and a working capital deficit of $2,415,819. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

11. Concentrations and Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers payment practices to minimize collection risk on accounts receivable.

12. Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in PRC in PRC during the year ended December 31 2008:

	2008	2007
Premises	$155,565	207,793

At December 31 2008, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	2008	2007
Within one year	$200,352	170,980
In the second to fifth years, inclusive	748,399	691,047
After five years	1,665,482	1,746,225
	$2,617,051	2,608,252

Operating leases relate to manufacturing premise in PRC with lease terms of 15 years from 1 March 2007, with an option to extend for renew. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

(b) Capital Commitments

		2008	2007
Contracted for but not provided for	$
Capital injection for a subsidiary in PRC
Purchase of three pieces of land in PRC		-	969,022
Construction projects in PRC		200,509	199,962
		$200,209	1,168,984

13. Related Party Transactions

Amount due to related parties

	2008	2007
CHOU Si Hou, Eddie – Former Director	$45,385	-
LOU Kin Chung, Gerald – Director	8,602	-
Sean Webster – Director	5,765
	59,752

The advances are unsecured, interest free and have no fixed terms of repayment. The respective parties are or were directors of the company.

On May 14, 2008, the Company entered into a subscription agreement with four investors, whereby the company agreed to issue 4,758,212 shares of our common stock at a price of $0.14 per share to the four investors in consideration of the debt owned by our company to them in the aggregate amount of $666,140. Two of these investors are ex-directors of our company, one of these investors is a director of two of the Company’s subsidiaries and the fourth investor is our President and Chairman of the Company’s Board of Directors.

Related Party Transactions
	Nature of	Connected	2008	2007
Name of the company	transaction	party (ies)	$	$

Grand Power Express	Renovation	Mr. Ricky	-	34281
International	and equipment	Chiu Tong
Limited

	Office rental	Mr. Ricky	48,779	27,451
		Chiu Tong

	Management fee	Mr. Ricky	-	37,926
		Chiu Tong

InterPacific Capital	Consultant fee	Spouse of	12,850	38,308
Limited		Mr. Ricky
		Chiu Tong
			61,629	137,966

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

14. INCOME TAXES

No provision for HK Profits tax has been made in consolidated financial statements as the subsidiaries sustained loss for the year. The current year amount represented under provision of taxation in previous years.

No provision for PRC income tax has been made in the consolidated financial statements as the PRC subsidiary sustained loss during the year. No provision for deferred taxation has been recognized in the financial statements as the amount involved is insignificant.

	2008	2007
Hong Kong profits tax	42,403	72,427
Deferred taxes		-
	42,403	72,427

	2008	2007
(Loss) / Profit before taxes	(486,924)	(3,958,361)

Provision for income taxes at Hong Kong income
tax rate 17.5%	(111,784)	(692,713)
Under provision of taxation in previous year	111,784	74,303
Tax effect of non-deductible expenses	42,403	430,083
Tax effect of non-taxable income		(153)
Tax effect of reversal of temporary difference		(1,876)
Tax effect of utilized tax losses not recognised		225,472
Tax effect of tax losses not allowed		37,311
Tax exemption granted to PRC subsidiary	-	-
	42,403	72,427

No deferred tax is recognized in the consolidated balance sheets as of 31 December 2008.

15. Preferred Stock Issued to Convert Debt

On August 17, 2007 the Company repaid the principal and accrued interest on a promissory note in the amount of $ 1,133,668 through the issuance of 1,000,000 shares of Series A preferred stock and 1,000,000 shares of newly authorized Series B preferred stock. Each of these preferred shares have thirty votes, and are convertible into five common shares.

16. Share Capital

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

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUE)

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

On September 19, 2008, the Company issued 1,800,000 shares of common stock pursuant to the conversion of a convertible debenture in the amount of $120,000.

On October 1, 2008, we entered into a consulting agreement with San Diego Torrey Hills Capital, Inc., whereby San Diego Torrey Hills has agreed to provide consulting services to our company in consideration for, among other things: (i) a monthly cash fee of US$10,000, the first payment of which is due on October 1, 2008, with subsequent monthly payments due on the monthly anniversary dates of the consulting agreement; and (ii) the issuance of 125,000 shares of restricted common stock of the company. 125,000 shares of which are issued on October 1, 2008.

17. Subsequent Events

There are no material subsequent events after the fiscal year ended December 31, 2008 before the issue of the audit report.

18. Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. We discovered that on a number of occasions during the year ended December 31, 2008, certain members of our company’s management had failed to recognize that certain transactions entered into by our company constituted material definitive agreements of our company and, in the result, we were unable to make timely decisions concerning the disclosure of these agreements. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that they did not include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. We have recently initiated a program of education intended to remediate this failure of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements.

In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management was required to conduct an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management failed to conduct the required evaluation, under the framework in Internal Control-Integrated Framework, of our internal control over financial reporting and we are therefore unable to report that our internal control over financial reporting was effective as of December 31, 2008. Our management is currently conducting the required evaluation.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at March 25, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gerald Lau King Chung	President, Chief Executive Officer and Director Director of Jiangment Roots Biopack Limited	52	March 27, 2007 March 30, 2006
Ma Cheng Ji	Director Director of Biopack Environmental Limited	66	April 1, 2008 April 8, 2008
Michael Joseph Forster	Director	43	April 29, 2008
James Yiu Yeung Loong	Director Director of Biopack Environmental Limited	55	April 1, 2008 March 25, 2008
Sean Webster	Chief Financial Officer, Secretary and Treasurer Director Director of Biopack Environmental Limited	36	October 6, 2008 August 6, 2008 October 1, 2008
Cheng King Hung	Director of Jiangmen Roots Biopack Limited	53	March 30, 2006
Edwin Chan	Director of Jiangmen Roots Biopack Limited	43	May 10, 2007
Faith Lam	Director of Jiangmen Roots Biopack Limited	40	May 10, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gerald Lau – Chief Executive Officer and Director of our company and Director of our subsidiary Jiangmen Roots Biopack Ltd.

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

Sean Webster – Secretary, Treasurer, Chief Financial Officer and Director of our company and Director of our subsidiary Jiangmen Roots Biopack Ltd.

Mr. Webster is currently a director of our company and was appointed as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008. Mr. Webster had been in the financial services industry beginning with Yorkton Securities Inc. in January 1999 and finishing with the same company under the name Blackmont Capital Inc. in October of 2007. In his work there, he was a fully licensed Investment Advisor with the Investment Dealers Association of Canada, focusing on the raising of funds for small cap public companies and managing client portfolios. He was the lead broker for Grand Power Logistics Group Inc.’s (TSX-V:GPW) initial public offering in November 2004 on the TSX Venture Exchange, and is currently their Senior Vice President, Finance and Business Development. Grand Power is an air-freight forwarding and sea-freight services, customs brokerage, logistics, warehousing and distribution company with its main operations in Hong Kong and throughout Greater China. In addition, Mr. Webster is the President and Chief Financial Officer of Boashinn Corporation (OTCBB:BHNN.OB), a listed company which is based in Hong Kong and offers extended travel services primarily focused on wholesale business and corporate clients. In 1996, he received a B.A. in Economics and Management from the University of Calgary

James Yiu Yeung Loong – Director of our company and our subsidiary Biopack Environmental Limited

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

Ma Cheng Ji – Director of our company and our subsidiary Biopack Environmental Limited

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

Michael Joseph Forster - Director

Mr. Forster is the CEO/President/Chairman of Power-Save Energy Company (Symbol PWSV) whose shares of common stock are listed Over the Counter on the Bulletin Board (“OTCBB”). Mr. Forster is an experienced entrepreneur in all facets of business. He has organized and executed the start-up of companies. He has worked under contract in both the private and public company sectors to affect corporate and financial restructuring. As well, Mr. Forster has held senior management level positions at a Fortune 500 company. Mr. Forster holds a Bachelor of Science Degree in Aeronautical Engineering from California Polytechnic State University.

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

Edwin Chan – Director of Jiangmen Roots Biopack Limited

Edwin Chan was appointed as a director of Jianmen Roots Biopack Limited on May 10, 2007. Mr. Chan was a director of our company from March 27, 2007 to April 1, 2008 and the Chief Financial Officer from July 24, 2007 to October 2, 2007. Mr. Chan served as a Director of Roots Biopack Group Limited since May 4, 2007. From July 2004 to June 2006, Mr. Chan was the Senior Manager at China Everbright Securities (HK) Limited (Hong Kong), an investment banking firm. While with China Everbright Securities (HK) Limited, Mr. Chan was responsible for sales and brokerage of securities to institutional investors in China and Hong Kong. During the period April 2002 to June 2004, he was the Senior Manager (Business Valuation) of Vigers Appraisal & Consulting Ltd. (Hong Kong). From January 2000 to March 2002, Mr. Chan was the Research Manager for Asia Financial Securities Ltd. (Hong Kong).

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

Family Relationships

There are no family relationships between our directors and executive officers.

Significant Employees

We have no significant employees other than the officers of our company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

Committees

All proceedings of the board of directors for the year ended December 31, 2008 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of March 25, 2009, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

Effective March 26, 2003, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers, contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 15, 2003 as Exhibit 20.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Biopack Environmental Solutions Inc., Room 905, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong, Att: President.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gerald Lau Sean Webster	1(2) 1(1)	1(2) 1(1)	1(2) 1(1)
Ma Cheng Ji Michael Forster James Yiu Yeung Loong Begonia Participation Corp.	2(1)(2) 1(1) 1(1) 1(2)	1(1)(2) None None 3(2)	2(1)(2) 1(1) 1(1) None

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2008 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald Lau(1) President, Chief Executive Officer	2008 2007	Nil $3,830	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 3,830
Eddie Chou(2) Former Secretary, Treasurer, Chief Financial Officer and Chief Technology Officer, Chief Executive Officer, E- Ware Corporation Ltd.	2008 2007	17,989 58,091(3)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	17,989 58,091(3)
Sean Webster(4) Secretary, Treasurer, Chief Financial Officer	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Ricky Chiu(5) Former President and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Edwin Chan(6) Former Chief Financial Officer	2008 2007	Nil 10,852	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 10,852

(1) Gerald Lau was appointed our President and Chief Executive Officer on March 27, 2007.

(2) Eddie Chou was appointed as our Secretary, Treasurer and Chief Financial Officer on February 6, 2006 and as our Chief Technology Officer on March 27, 2007. On July 24, 2007, Eddie Chou resigned as our Chief Financial Officer and was then reappointed as our Chief Financial Officer on October 2, 2007. Mr. Chou resigned as our Chief Financial Officer on October 1, 2008.

(3) This amount reflects compensation paid to Eddie Chou for his services as both director of our company and as Chief Executive Officer and director of our wholly owned subsidiary, E-Ware Corporation Limited. Mr. Chou’s compensation is provided pursuant to an oral arrangement with our company.

(4) Sean Webster was appointed as a director of our company on August 6, 2008 and as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008.

(5) Ricky Chiu resigned as our President and Chief Executive Officer on March 27, 2007. He resigned from our Board of Directors on February 4, 2008.

(6) Edwin Chan was our Chief Financial Officer from July 24, 2007 to October 2, 2007. He resigned from our Board of Directors effective April 1, 2008.

Compensation Discussion and Analysis

Although we have no formal plan for compensating our directors for their service in their capacity as directors, some of our directors are currently being compensation with minimum salaries. Our directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options or stock appreciation rights to our executive officers and directors made during the fiscal years ended December 31, 2008 and December 31, 2007.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2008.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

Except those mentioned in the above Summary Compensation Table, no director received compensation for the fiscal years December 31, 2008, December 31, 2007 and December 31, 2006. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 25, 2009, there were 24,825,300 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Shares	Gerald Lau(3)(4)(5) Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	10,759,788	43.34%
Common Shares	Sean Webster Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	2,500	0.01%
Common Shares	Ma Cheng Ji Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	500,000	2.01%
Common Shares	Michael Forster Unit 905, 9th floor, two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	Nil	Nil
Common Shares	James Yiu Yeung Loong Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	Nil	Nil
Common Shares	Begonia Participation Corp.(7) Pasea Estate Road Town, Tortola BVI	10,000,000(7)	30.37% of class 67.04% of voting power
Common Shares	Gaofeng Holding Co. Limited 2202-03 Nan Fung Tower, 173 Des Voeux Road, Central, Hong Kong	1,492,537	6.01%
Common Shares	CAT Brokerage AG(8) Gutenbergstrasse 10 CH-8027 Zurich	1,800,000(8)	7.25%

Common Shares	Ladix Properties Inc. Swiss Tower 16th Floor, World Trade Centre Panama City, Republic of Panama	2,250,000	9.06%
Common Shares	Ricky Chiu 18/F Metroplaza Tower II, 23 Hing Fong Road, Kwai Chung, New Territories, Hong Kong	1,668,777	6.72%
Common Shares	Directors and Executive Officers as a Group	11,262,288	45.37%

(1)

Regulation S-K promulgated under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2009, and the date of this annual report.

(2)

Calculated based on the basis of 24,825,500 issued and outstanding shares of common stock as of March 25, 2009 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Gerald Lau, our President, Chief Executive Officer and Director, is 50% owner and controller of Legend View Holdings Ltd., which owns 280,000 common shares of our company.

(4)	Gerald Lau, our President, Chief Executive Officer and Director, owns and controls Good Value Galaxy Limited, which owns 7,560,000 common shares of our company.

(5)	Gerald Lau, our President, Chief Executive Officer and Director, owns and controls Joyful Services Ltd, which owns 1,836,000 common shares of our company.

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

(8)

Cat Brokerage AG owns 1,800,000 common shares, and holding a convertible debenture of $280,000 which can be converted into 4,200,000 shares of common share any time before March 3, 2010. This amount doesn’t include the 4,200,000 shares of common stock that could be issued upon conversion of the Convertible Debenture

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than set out below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

As of December 31, 2008, the sum of $45,385 was due to Eddie Chou, who was then our Chief Financial Officer, Secretary, Treasurer and a director. This amount represents money advanced to our company which has not been repaid to Mr. Chou. The amount is unsecured and bears no interest.

During the period from November 22, 2007 to December 27, 2007, Mr Chiu Wan Kee, father of Ricky Chiu, loaned an aggregate of $338,525 to our subsidiary, Starmetro Group Limited. The proceeds of this loan were used to fund some of the cost of phase one of our Biopark facility. The amount is still outstanding as of December 31, 2008. The amount is unsecured and bears no interest.

During the period April 26, 2007 to December 31, 2007, Gerald Lau, our President and Chief Executive Officer, loaned an aggregate of $319,182 to our subsidiary, Roots Biopark Ltd, for use as working capital. During the period April 26, 2007 to December 31, 2007, Mr Lau advanced to our company the amount of $20,862 by way of expenses paid on behalf of our subsidiary, Roots Biopark Ltd.; this amount has not yet been reimbursed. On May 14, 2008, we entered into a subscription agreement with Mr. Lau pursuant to which we agreed to issue 2,837,884 shares of our common stock at a purchase price of $0.14 per share. Payment of the purchase price was made by way of applying $397,303.81 of debt owed by our company to Mr. Lau. As of December 31, 2008, the sum of $8,602 was due to Mr. Lau, which represents the amounts have been advanced to our company temporarily. The amount is unsecured and bears no interest.

As of December 31, 2008, the sum of $5,765 was due to Sean Webster, who is our Chief Financial Officer, Secretary, Treasurer and a director. The amount represents money advanced to our company which has not been repaid to him. The amount is unsecured and bears no interest.

On May 14, 2007, Edwin Chan, our former Chief Financial Officer and a former director, loaned $63,837. to our subsidiary, Roots Biopark Ltd, for use as working capital. $8,682 was due to Mr Chan from our subsidiary, Roots Biopark Ltd, for remuneration during the period June 1, 2007 to August 31, 2007. This amount was repaid on May 14, 2008, when Mr. Chan applied our company’s debt to him, in the then total balance of $72,820.51, as the purchase price for 520,146 shares of our common stock purchased at a price of $0.14 per share pursuant to a subscription agreement dated May 14, 2008. Mr. Chan resigned from our board of directors on April 1, 2008. As of December 31, 2008, there are no outstanding amount between Edwin Chan and our company.

On June 22, 2007, Hilary Chu, a former director, loaned $63,836 to our subsidiary, Roots Biopark Ltd, for use as working capital. This amount was repaid on May 14, 2008, when Ms. Chu applied our company’s debt to her, in the then total balance of $64,102.56, as the purchase price for 457,875 shares of our common stock purchased at a price of $0.14 per share pursuant to a subscription agreement dated May 14, 2008. As of December 31, 2008, there are no outstanding amount between Hilaru Chu and our company.

During the period from May 11, 2007 to June 15, 2007, Cheng King Hung, a director of our subsidiaries, loaned $127,673 to our subsidiary, Roots Biopark Ltd, for use as working capital. $3,703 was due to Mr Cheng from our subsidiary, Roots Biopark Ltd, for remuneration during the period June 1, 2007 to August 31, 2007; these amounts were re-paid on May 14, 2008, when Mr. Cheng applied our company’s debt to him, in the total amount of $131,923.08, as the purchase price for 942,307 shares of our common stock purchased at a price of $0.14 per share pursuant to a subscription agreement dated May 14, 2008. As of December 31, 2008, there are no outstanding amount between Cheng King Hung and our company.

During the period from January 1, 2006 to December 31, 2007, our subsidiary, Roots Biopark Ltd. borrowed from Good Value Galaxy Ltd the amount of $686,956, of which it has repaid $65,560. The balance due is $621,396. As of December 31, 2008, the amount is still outstanding with our company. The amount is unsecured and bears no interest.

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

On February 17, 2008, pursuant to a Share Cancellation Agreement with Legend View Limited, 8,000,000 shares of our common stock were cancelled and returned to treasury. Our President and the chairman of our Board of Directors, Mr. Gerald Lau owns a controlling interest in Legend View Limited.

On July 4, 2008, we issued 1,900,000 shares of our common stock to Begonia Participation Corp. upon the conversion of 380,000 shares of our Series A Preferred Stock. Begonia Participation Corp. is an affiliate of our company solely as a result of its beneficial ownership of equity in our company. After adjusting for this transaction, Begonia Participation Corp. was the registered owner of 1,900,000 shares of our common stock, 620,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. Each share of our Series A Preferred Stock and each share of our Series B Preferred Stock carries 30 votes and is convertible into five shares of our common stock.

On October 15, 2008, we issued 500,000 shares of our common stock to Ma Cheng Ji, one of our directors, upon the conversion of a convertible debenture in the principal amount of $250,000.

On October 15, 2008, we issued 2,250,000 shares of our common stock to Ladix Properties Inc. upon the conversion of a convertible debenture in the principal amount of $150,000. Ladix Properties Inc. is an affiliate of our company solely as a result of its beneficial ownership of equity in our company.

During the year ended December 31, 2007 we have become involved in a number of disputes with Patrick Oung, an ex-director of Roots Biopack Group Limited and other subsidiaries of our company. These disputes are discussed in some detail in the section of this Annual Report on Form 10-K titled “Legal Proceedings” beginning at page 17, above. Mr. Oung resigned from the Board of Directors of our company at the completion of the transaction whereby we acquired our subsidiary Roots Biopack Group Limited and he has subsequently been removed from the Board of Directors of all of our subsidiary companies.

Corporate Governance

Our Board of Directors currently consists of: Gerald Lau, Sean Webster, Ma Cheng Ji, Michael Forster and James Yiu Yeung Loong.

Committees of the Board

All proceedings of the board of directors for the year ended December 31, 2008 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact we have not generated any positive cash flows from operations to date.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2008 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2008 and December 31, 2007 for professional services rendered by Gruber & Company, LLC for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees and Audit Related Fees	$69,953	$20,250
Tax Fees	$6,424	Nil
All Other Fees	Nil	Nil
Total	$76,377	$20,250

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Gruber & Company, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Gruber & Company, LLC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.21	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)

10.22	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.23	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.24	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.25	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.26	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.27	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.28	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2008(incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

(21)	Subsidiaries of the Small Business Issuer

Roots Biopack Group

Roots Biopack Limited

Roots Biopack (Intellectual Property) Limited

Expert Result Group Limited

Roots Biopark Limited

Jiangmen Roots Biopack Ltd.

Eglinton Group Limited

Starmetro Group Limited

Biopack Environmental Limited (f/k/a E-ware Corporation Limited)

Bioplanet Distribution Sdn Bhd

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gerald Lau

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Sean Webster

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 31, 2009

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 31, 2009

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2009

By: /s/ James Yiu Yeung Leung
James Yiu Yeung Leung
Director
Date: March 31, 2009

By: /s Ma Cheng Ji
Ma Cheng Ji
Director
Date: March 31, 2009

By: /s/ Michael Forster
Michael Forster
Director
Date: March 31, 2009