Form 10-Q
period 2009-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2009-05-15
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act. (Check one):

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

24,825,300 common shares issued and outstanding as of May 08, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions Inc.

Unaudited

Consolidated Financial Statements

For the Three Months Ended
March 31, 2009 and 2008

(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and Cash equivalents	$4,827	$128,039
Accounts receivables	855	69,777
Prepaid expenses and other receivables	334,329	334,995
Inventory	320,076	376,773
Total current assets	660,087	909,584

Purchase of property and equipment	2,073,718	2,091,229
Construction in progress	174,743	174,426
Deposits	54,747	56,056
Total assets	2,963,295	3,231,295

Liabilities and stockholders' e quity
Current liabilities
Accounts payable and accrued expenses	1,417,534	1,394,230
Due to Shareholders & Directors	642,321	685,341
Short Term Debt	1,023,543	1,008,786
Taxes Payable	237,949	237,047
Total current liabilities	3,321,347	3,325,404

Long Term Liabilities
Long term debt	1,883,531	1,886,103
Due to related parties	50,000	50,000
Total long term liabilities	1,933,531	1,936,103

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value; 50,000,000 shares authorized;
24,825,300 shares issued and outstanding	2,483	2,483
Additional paid-in capital	3,557,227	3,557,227
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	148,437	170,621
Retained Earnings	(5,998,667)	(5,759,480)

Total stockholders' equity	(2,291,583)	(2,030,212)

Total liabilities and stockholders' equity	$2,963,295	$3,231,295

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
March 31, 2009 and 2008

	Unaudited
	Three months ended
	March 31,
	2009	2008

Revenues	$260,397	$41,238
Cost of Sales	323,814	38,805
Gross profit	(63,417)	2,433

General and administrative	133,664	260,020
Depreciation and amortization	5,051	17,469
Total operating expenses	138,715	277,489
Income from operations	(202,132)	(275,056)

Other income	(0)	66,059
Interest expense	(37,055)	(666,042)
Income before income taxes	(239,187)	(875,039)

Income tax
Net income	$(239,187)	$(875,039)

Earnings per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	24,825,300	168,412,728

Diluted Earnings per share	(0.01)	(0.01)
Diluted Weighted average common shares
outstanding	24,825,300	168,412,728

Biopack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash flow

	March 31,
	2009	2008
Cash flows from operating activities
Net income	$(239,187)	$(875,039)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,051	17,469
W rite down in value of assets	0	10,452
Interest expenses accrual	37,055	666,042
Other comprehensive income (loss)	(34,594)	(8,649)
Changes in assets and liabilities:
Accounts receivable and other receivables	68,922	(77,738)
Prepaid expenses	666	0
Advances to related parties	(43,020)	0
Inventories	56,697	(2,654)
Deposits	1,309	(2,373)
Accounts payable and accruals	23,304	9,411
Taxes Payable	902	0
Net cash used in operating activities	(122,895)	(263,079)
Cash flow from investing activities
Purchase of property and equipment	0	(139,297)
Construction in progress	(317)	(273,447)
Net cash used in investing activities	(317)	(412,744)
Cash flow from financing activities
Proceeds from notes payable	-
Amounts due to related parties	-	72,210
Proceeds from issuance of debentures	-	660,000
Additional Paid up Capital	-
Common stock $.0001 par value	-	(234)
Non-cash financing activities
Common stock issued to retire debentures	-
Net cash provided by financing activities	0	731,976
Net change in cash	(123,212)	56,153
Cash, beginning	128,039	96,460
Cash, ending	$4,827	$152,613
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0
Non-cash investing and financing activities:
Stock issued to retire debt	0	0

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

						Stock Issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity

Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	(2,683)	(9,837,473)		(645,429)
Common stock issued to repay debt			34,100,000	3,410	491,029				494,439
Common stock sold for cash	--	--	260,000,000	26,000	194,000	--	--		220,000
Common stock issued to
acquire StarMetro Group	--	--	60,000,000	6,000	(234,713)	--	--		(228,713)
Private placement	--	--	800,000	80	384,812	--	--		384,892
Common stock issued for
services	--	--	30,500,000	3,050	236,950	--	--		240,000
Cancellation of GTI shares	--	--	(12,000,000)	(1,200)	1,200	--	--		--
Reverse split 4,000 to 1	--	--	(493,743,513)	(49,374)	49,374	--	--		--
Accumulated translation
adjustment	--	--	--	--	--	--	--	6,599	6,599
Net loss for the year ended
December 31, 2006	--	--	--	--	--	--	(1,149,781)	--	(1,149,781)
Restructuring for Reverse Merger	(1,000,000)	(1,000)	25,473,804	2,547	(10,296,092)		12,106,679	(7,386)	1,804,748
Balance at December 31, 2006	--	$--	108,000,000	$10,800	$--	$(2,683)	$1,119,425	$(787)	$1,126,755
Recapitalization as result of
reverse merger Mar 27, 2007	--	--	64,526,196	6,453	(800,824)			6,599	(787,772)
Stock issued to convert debt Mar 27, 2007	--	--	1,293,225	129	1,034,451				1,034,580
Preferred share issued for repay debt
owned by a subsidiiary on Aug 17, 2007	2,000,000	2,000			1,232,795				1,234,795
Translation adjustment								130,261	130,261
Net income for the year
ended Dec 31, 2007							(5,011,575)		(5,011,575)
Balance at Dec 31, 2007	2,000,000	$2,000	173,819,421	$17,382	$1,466,422	$(2,683)	$(3,892,150)	$136,073	$(2,272,956)
Share cancellation Feb 17, 2008			(11,000,000)	(1,100)	866				(234)
Convertion of Debt to Common Share May 14, 2008			4,758,212	476	665,664				666,140
Reverse split 10 to 1 June 11, 2008			(150,819,870)	(15,082)	15,082				(0)
Convertion of Preferred A share	(380,000)	(380)	1,900,000	190	(190)				(380)
to Common Share Jul 14, 2008
Convertion of Debt to Common Share Sep 5, 2008			1,492,537	149	99,851				100,000
Convertion of Debt to Common Share Sep 19, 2008			1,800,000	180	119,820				120,000
Convertion of Debt to Common Share Oct 15, 2008			2,750,000	275	399,725				400,000
Common stock issued in exchange of			125,000	13	(13)				0
consulting services Dec 1, 2008
Net income for year ended Dec 31, 2008					790,000		(1,867,330)	34,548	(1,042,782)
Balance at Dec 31, 2008	1,620,000	$1,620	24,825,300	$2,483	$3,557,227	$(2,683)	$(5,759,480)	$170,621	$(2,030,212)
Net income for three months ended March 31, 2009							(239,187)		(239,187)
Accumulated Translation adjustment								(22,184)	(22,184)
Balance at Mar 31, 2009	1,620,000	$1,620	24,825,300	$2,483	$3,557,227	$(2,683)	$(5,998,667)	$148,437	$(2,291,583)

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009, the Company had cash and cash equivalents of $4,827.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of March 31, 2009.

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

(j) Foreign Currency Transactions

The Company’s functional currency is Hong Kong Dollars (“HKD”) and Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R)’s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s results of operations as it is required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“ SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after Sept 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate TimeSharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after Sept 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company’s overall results of operations or financial position since the Company does not enter into such transactions.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after Sept 15, 2005. This pronouncement was effective for the Company, a small business issuer, as of the first interior annual reporting period that began after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

3. Property, Plant and Equipment, net

Cost	31.3.2009	31.12.2008
Leasehold improvements	$283,531	283,531
Motor vehicles	78,010	78,010
Office furniture and equipment	74,283	74,283
Computer equipment	13,028	13,028
Plant and machinery	1,750,039	1,762,498
Construction in progress	174,743	174,426
	2,373,634	2,385,776
Accumulated depreciation	(125,173)	(120,121)
	$2,248,461	2,265,655

Depreciation expense for the three month period ended March 31, 2009 was $5,051.

(b) Construction in progress

	31.3.2009	31.12.2008
Opening as at 1 January	$174,426	1,295,188

Additions	317	777,850
Transfer to plant and machinery		(1,675,626)
Transfer to lease hold improvement		(222,986)

As at 31 December 2008	174,743	174,426

Construction in progress represents the expenditure incurred in the development of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of March 31, 2009, the Company had a balance of $174,743 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4. Inventories

The Company’s inventory consists of raw materials held for production. As of March 31, 2009, the Company’s subsidiary in Jiangmen, PRC held inventory of $320,076.

5. Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Aging of trade and other receivables	31.3.2009	31.12.2008
0 – 30 days	$855	69,777
31 – 60 days	-	-
	$855	69,777

As of March 31, 2009,, the Company’s subsidiaries had receivables totalling $855. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6. Prepaid expenses and other receivables

	31.3.2009	31.12.2008
Prepaid expenses	$202,490	169,359
Other receivables	131,839	165,636
	$334,329	334,995

Rental and utility deposit	54,747	55,056

7. Accounts payable and accrued expenses

	31.3.2009	31.12.2008
Accrued expense and other payables	$1,145,288	1,112,709
Customers deposits received	126,315	126,315
Accounts payables	145,931	155,206
	$1,417,534	1,394,230

8. Due to Shareholders & Directors

	31.3.2009	31.12.2008
Amount due to Shareholders	$627,971	625,589
Amount due to Directors	14,350	59,752
	642,321	685,341

The amount due to shareholder, Good Value Galaxy Limited, in the amount of $625,589 is unsecured, interest free and has no fixed terms of repayment.

Directors of the Company have advanced $14,350 in the form of unsecured, non-interest bearing advances with no due date.

9. Loans payable

Tayna Environmental Technology Co Limited	$1,153,531
Convertible debenture issued to non related party	730,000
Convertible debenture issued to related parties	50,000
1,933,531

Short Term Loan	$1,023,543

Long Term Loan

No movement of long term loan was incurred for the three months ended March 31, 2009.

Convertible Debts

No movement of convertible debts was issued for the three months ended March 31, 2009.

Following summarizes the Convertible debenture as 31/03/2009
	2009	2008	2007
Opening Balance of Convertible Debentures	780,000	600,000
Convertible debentures issued during the year	-	800,000	600,000
Less: Debentures converted to common shares	-	620,000
Debentures not converted	780,000	780,000	600,000

The embedded beneficial conversion features present in the convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the no. of shares. The intrinsic value cannot exceed the proceeds.

Short Term Loan

No movement of short term loan was incurred for the three months ended March 31, 2009.

10. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for three months ended March 31, 2009 of $239,187 had an accumulated deficit of $5,998,667 and a working capital deficit of $2,661,260. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

12. Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in PRC in PRC during the three month ended March 31 2009:

	31.3.2009	31.12.2008
Premises	$34,512	155,565

At March 31 2009, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	31.3.2009	31.12.2008
Within one year	$200,352	200,352
In the second to fifth years, inclusive	748,399	748,399
After five years	1,630,970	1,665,482
	$2,579,721	2,614,233

Operating leases relate to manufacturing premise in PRC with lease terms of 15 years from 1 March 2007, with an option to extend for renew. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

	2009	2008
Contracted for but not provided for
Construction projects in PRC	$200,209	200,509

13. Related Party Transactions

Amount due to related parties
31.3.2009
LAU Kin Chung, Gerald – Director	8,563
Sean Webster – Director	5,787
14,350

The advances are unsecured, interest free and have no fixed terms of repayment. The respective parties are or were directors of the company.

Related Party Transactions
	Nature of	Connected	31.3.2009	2008
Name of the company	transaction	party (ies)	$	$

Grand Power Express	Office rental	Mr. Ricky Chiu Tong	-	48,779
International Limited
InterPacific Capital	Consultant fee	Spouse of	-	12,850
Limited		Mr. Ricky
		Chiu Tong
			-	61,629

14. Income Taxes

No provision for HK Profits tax has been made in the consolidated financial statements as the subsidiaries sustained a loss for the year. The current year amount represented under provision of taxation in previous years.

No provision for PRC income tax has been made in the consolidated financial statements as the PRC subsidiary sustained loss during the year. No provision for deferred taxation has been recognized in the financial statements as the amount involved is insignificant.

No deferred tax is recognized in the consolidated balance sheets as of 31 March, 2009.

15. Share Capital

No movement of share capital was incurred for the three months ended March 31, 2009.

16. Subsequent Events

(a)

On April 8, 2009, the Company sold one convertible debenture to one investor for gross proceeds of $60,000. This convertible debenture has a three year term and is convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share.

(b)

On April 30, 2009, we dismissed Gruber & Company, LLC as our principal independent accountant, and on April 30, 2009, we engaged Wong Lam Leung & Kwok CPA Limited as our principal independent accountant. Our board of directors approved the decisions to dismiss Gruber & Company, LLC and to appoint Wong Lam Leung & Kwok CPA Limited.

Gruber & Company, LLC’s report dated March 31, 2009, on our financial statements for the most recent fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Gruber & Company, LLC’s report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent years ended December 31, 2008 and 2007 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Gruber & Company, LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gruber & Company, LLC, would have caused Gruber & Company, LLC to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years.

During the years ended December 31, 2008 and 2007, and in the subsequent interim period through the date of resignation, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Gruber & Company, LLC with a copy of our Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Gruber & Company, LLC has not yet been received but will be filed as soon as it is available, to an amended Form 8-K.

During the years ended December 31, 2008 and 2007, and the subsequent interim period through the date hereof, Wong Lam Leung & Kwok CPA Limited has performed annual audit reviews for all of our subsidiaries’ financial statements and has prepared consolidated audited financial statements for Roots Biopack Group Ltd. (BVI) and Starmetro Group Limited (BVI). We have provided Wong Lam Leung & Kwok CPA Limited with a copy of our Current Report on Form 8-K and we have provided it with the opportunity to provide us with a letter addressed to the Commission containing any new information, clarification of our views or the respects in which it does not agree with the statements made by us in our Current Report on Form 8-K.

17. Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Biopack Environmental Solutions Inc. and our subsidiaries, unless otherwise indicated. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page 32 below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We currently manufacture all of our products in our own factory, located in Jiangmen City, in the Peoples Republic of China. We are in the process of increasing the production capacity of our Biopark factory.

We plan to add 10 more production machines to the existing 14 machines currently installed at our factory by the end of 2009. Six of these new machines will be fully automated and four will be semi-automated. When the new machines have been installed, we would have a total of 24 production machines. We plan to set up four production lines of five fully automated machines each, with the four semi-automated machines operating separately. We have found that the semi-automated machines provide greater flexibility when using different mixes of product moulds.

To accommodate the additional production capacity that these new machines will add to our factory, we also intend to add two additional mixing and pulping pools.

Because our research and development team is still refining the design of these machines in an effort to increase efficiency, it is too early to price them but we anticipate that each will cost approximately $20,000. We estimate the cost of these improvements, including the new machines and the additional mixing and pulping pools, to be approximately $750,000 over the next 9 months. In addition, we believe that once all of the new machines are installed and in operation, we will need to add additional trimming machines but we cannot estimate the number needed until our expansion is complete. In the short term, we plan to handle any additional trimming needs by adding extra work shifts.

Over the next 9 months, we plan to increase sales of our existing products and add new products, including additional industrial packaging products and complementary products. Now that we have stabilized our production capabilities at our Biopark facility, we believe that the pace of our expansion will begin to increase. Our plan is to focus on increasing European orders and expansion into the North American market.

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

Result of Operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

During the three months ended March 31, 2009 we had a net operating loss of $239,187, as compared to a net operating loss of $875,039 for the three months ended March 31, 2008. The decrease in the amount of our operating loss was due primarily to cut backs in non-essential spending as well as reductions of salaries and administrative personnel.

Net Sales and Cost of Sales

Net sales for the three month period ended March 31, 2009 were $260,397, compared to net sales of $41,238 for the three month period ended March 31, 2008. The increase in sales is primarily attributable to our sales team’s effort to secure packaging orders in Europe market for the coming fruit season. During the three month period ended March 31, 2009, we manufactured all of our products in our new Jiangmen factory, in contrast to the same period in 2008, during which we mainly filled orders through third party “OEM” suppliers. With the increase in production capacity, we expect that future production from our factory in Jiangmen should continue to increase.

Cost of sales for the three month period ended March 31, 2009 was $323,814, which provided a negative gross margin of $63,417, compared to cost of sales of $38,805 during the three month period ended March 31 2008, which provided a gross margin of $2,433 or a gross margin rate of 5.8% . With our increased production capacity we have now eliminated all OEM suppliers. Our Jiangmen factory products are of a higher quality than those produced for us by the third party OEM suppliers that we used last year, but our production costs are higher than those of the OEM suppliers as a result of better quality control and better raw material ingredients. In addition, we are only running 10 machines in a factory designed to support 40 machines, which contributes to a higher cost of sales because we have already spent the up front costs to set up the necessary electrical, piping, water filtration, building requirements, etc., to support the additional machines. We expect the cost of sales to decrease substantially when we reach an economy of scale in production. Finally, recent changes to Chinese labour laws also contributed to higher cost of our product. Systematically, many manufacturers in the Guang Dong province in PRC saw their cost of labour rise as much as 30% due to the implementation of poorly timed new labour laws that were introduced at a time that the economy was growing at an exorbitant pace.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $133,664, compared to $260,020 during the same period in 2008. The decline in operating expenses was due primarily to the absence of marketing and other costs associated with the business combination that had been incurred in the prior year. Many of these costs were non-recurring. In addition, significant costs were reduced due to reductions in staff in our Hong Kong administrative offices.

Our legal and professional expenses for the three months ended March 31, 2009 were $10,010, compared to $13,586 for the three months ended March 31, 2008. The decrease in legal and professional expense was primarily due to the lack of activity in the litigation, described in the “Legal Proceedings” section of this quarterly report on Form 10-Q, during the three month period ended March 31, 2009. Most of the legal expenses incurred are related to U.S. regulatory compliance and raising capital.

Our rent for the three months ended March 31, 2009 was $39,897 compare to rent for the three months ended March 31, 2008 of $53,662. The decrease in rent for the three months ended March 31, 2009 was primarily due to the downsizing of our Hong Kong offices.

Other Income and Expenses

We incurred interest expense of $37,055 during the three months ended March 31 2009, compared to $666,042 during the three months ended March 31, 2008. Interest expense incurred during the three months ended March 31, 2009 was incurred primarily under the demand promissory notes and convertible debenture we issued during 2008. The interest expense incurred during the three month period ended March 31, 2008 was primarily due to the recognition of the intrinsic value of a conversion feature embedded in certain convertible debentures issued by our company. Each convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference in the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the number of shares. The intrinsic value cannot exceed the proceeds.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery and the cost of infrastructure at our leased factory in Jiangmen City, PRC. On December 31, 2009 we had cash and equivalents of $4,827, compared to $128,039 at December 31, 2008. We estimate that our operating expenses over the next 9 months will be approximately $75,000 per month and we plan to spend approximately $750,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that our cash outflow would be approximately $1,425,000 over the next 9 months attributable to continue our operations and complete construction of the Biopark facility. We believe that we will need additional capital in order to fund our projected budget over the balance of the year. As we might have difficulty assuring a lender that we would be able to successfully repay a loan, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised financing through the sale of our debt or equity securities but there can be no assurance that we will continue to be able to do so. We do not currently have any arrangements in place for any financing.

As at March 31, 2009 we had a working capital deficit of $2,661,260, compared to a deficiency of $2,415,820 at December 31, 2008. The increase in working capital for the period was primarily financed by the issuance of debentures and demand promissory notes.

Cash Flow Used in Operating Activities

For the three months ended March 31, 2009 our operating activities used net cash of $122,895, compared to $263,079 for the three months ended March 31, 2008. The decrease in cash outflow was primarily due to a reduction in trade deposits, decreases in receivables and increases in payables and accrual expense which were primarily due to better credit terms negotiated with suppliers.

Cash Flow Used in Investing Activities

For the three months ended March 31, 2009 investing activities used net cash of $317 compared to $412,744 for the three months ended March 31, 2008. The decrease in net cash used in investing activities this year was primarily due to the slower pace of construction progress in our new Biopark production facility compared to the pace of construction during the three months ended March 31, 2008.

Cash Flow Provided by Financing Activities

For the three months ended March 31, 2009 there was no cash provided by financing activities, compared to cash inflow of $731,976 in the three months ended March 31, 2008 which was primarily from issuance of convertible debentures and promissory notes.

During the three months ended March 31, 2008, there were no financing transactions.

On April 8, 2009, we sold one convertible debenture to one investor for gross proceeds of $60,000. This convertible debenture has a three year term and is convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share.

Capital Expenditures

As of March 31, 2009, we do not have any material commitments for capital expenditures. During the year ended December 31, 2008, the bulk of our capital expenditure was focused on the development of our Roots Biopark production facility. Over the next nine months, we plan to spend approximately $1,425,000 on the completion of the third production phase at our Roots Biopark production facility.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We incurred a net loss for the three month period ended March 31, 2009 of $239,187, and, on March 31, 2009, we had an accumulated deficit of $5,998,667 and a working capital deficit of $2,661,260. These conditions raise substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Our future is dependent upon our being able to attain profitable operations and raise the capital that we will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Significant Accounting Policies

(a) Basis of Presentation

Our consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated from the consolidated financial statements.

(b) Use of Estimates

In preparing our consolidated financial statements in conformity with US GAAP, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009, we had cash and cash equivalents of $4,827.

(d) Short-term Investment

We classify our short-term investments as held-to-maturity debt securities measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported in non-operating income in the income statement.

(e) Accounts Receivable

Accounts receivable are stated at original amounts less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowance for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that we will not be able to collect all amounts due according to the original terms of a receivable. Bad debts are written against the allowance when identified. We extend credit to customers on an unsecured basis in the normal course of business and believe that all accounts receivable in excess of the allowance for doubtful accounts are fully collectible. We do not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days.

(f) Allowance for Doubtful Accounts

We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of March 31, 2009.

(i) Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Foreign Currency Transactions

Our functional currency is Hong Kong Dollars (“HKD”) and Renminbi (“RMB”) and our reporting currency is U.S. dollars. Our consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

(l) Earnings Per Share

We compute earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(m) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents any change in equity during the periods presented from foreign currency translation adjustments.

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

Effective January 1, 2006, we adopted SFAS No. 123(R)’s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the

Company’s results of operations as it is required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method.

We adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual rather than interim periods that begin after Sept 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

(o) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. We recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after Sept 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated the impact of the adoption of SFAS 151, and we do not believe the impact will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate TimeSharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after Sept 15, 2005, with earlier application encouraged. We have evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to our overall results of operations or financial position since we do not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after Sept 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and we do not believe the impact will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after Sept 15, 2005. This pronouncement was effective for our company, as of the first interior annual reporting period that began after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and we do not believe the impact will be significant to our overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact our financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued after the beginning of our first fiscal year that began after September 15, 2006. We believe that this statement did not have a significant impact on our financial statements.

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

We believe that this statement will not have a significant impact on our financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of this pronouncement on our financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after Sept 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before Sept 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on our financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on our financial statements.

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

As of March 31, 2009, the end of the three-month period covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as disclosed below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us. During the period covered by this report on Form 10-Q, there have been no material developments in the legal proceedings described below.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

We incurred a net loss for the three month period ended March 31, 2009 of $239,187 and, at March 31, 2009 we had an accumulated deficit of $5,998,667 and a working capital deficit of $2,661,260. These conditions raise substantial doubt as to our ability to continue as a going concern. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until our Biopark facility is completed and we begin producing enough product to become profitable. On March 31, 2009, we had cash of $4,827. We estimate that our operating expenses over the next 9 months will be approximately $75,000 per month and we plan to spend approximately $750,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that our cash outflow would be approximately $1,425,000 over the next 9 months attributable to continue our operations and complete construction of the Biopark facility. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 9 months. As we cannot assure a lender that we will be able to successfully complete our Biopark facility and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and complete our Biopark facility, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. As described in the Notes to our consolidated financial statements for the year ended December 31, 2008 and for the three month period ended March 31, 2009, these circumstances raise substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Although we believe that there are sufficient quantities of the raw materials that we use to manufacture our disposable packaging products, the continuous existence and availability and price of these raw materials may be affected by natural disasters, domestic and world markets, political conditions, changes in government regulation and war or other outbreak of hostilities. If the raw materials we use to manufacture our disposable packaging products increase substantially in price or for any reason become unavailable to us our business could fail and investors could lose their entire investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2009, we sold one convertible debenture to one investor for gross proceeds of $60,000. This convertible debenture has a three year term and is convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share. The investor is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S, promulgated under.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 30, 2009, we dismissed Gruber & Company, LLC as our principal independent accountant, and on April 30, 2009, we engaged Wong Lam Leung & Kwok CPA Limited as our principal independent accountant. Our board of directors approved the decisions to dismiss Gruber & Company, LLC and to appoint Wong Lam Leung & Kwok CPA Limited.

Gruber & Company, LLC’s report dated March 31, 2009, on our financial statements for the most recent fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Gruber & Company, LLC’s report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent years ended December 31, 2008 and 2007 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Gruber & Company, LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gruber & Company, LLC, would have caused Gruber & Company, LLC to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years.

During the years ended December 31, 2008 and 2007, and in the subsequent interim period through the date of resignation, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Gruber & Company, LLC with a copy of our Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Gruber & Company, LLC has not yet been received but will be filed as soon as it is available, to an amended Form 8-K.

During the years ended December 31, 2008 and 2007, and the subsequent interim period through the date hereof, Wong Lam Leung & Kwok CPA Limited has performed annual audit reviews for all of our subsidiaries’ financial statements and has prepared consolidated audited financial statements for Roots Biopack Group Ltd. (BVI) and Starmetro Group Limited (BVI). We have provided Wong Lam Leung & Kwok CPA Limited with a copy of our Current Report on Form 8-K and we have provided it with the opportunity to provide us with a letter addressed to the Commission containing any new information, clarification of our views or the respects in which it does not agree with the statements made by us in our Current Report on Form 8-K.

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

10.21	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)

10.22	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.23	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.24	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.25	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.26	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.27	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.28	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.29	Subscription Agreement with Manzanis Business Inc. dated April 8, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

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
Date: May 15, 2009

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2009