Form 10-Q
period 2009-06-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2009-08-14
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [   ]    No [   ]

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

28,549,739 common shares issued and outstanding as of August 13, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions Inc.

Unaudited

Consolidated Financial Statements

For the Six month period ended

June 30, 2009 and 2008

(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Biopack Environmental Solutions Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Unaudited	Audited
	June 30, 2009	June 30, 2008	December 31, 2008
Assets
Current assets
Cash and Cash equivalents	$6,979	$38,208	$128,039
Accounts receivables	153,598	1,412	69,777
Prepaid expenses and other receivables	317,276	18,111	334,995
Deposits	53,997	55,247	56,056
Inventory	131,953	105,660	376,773
Total current assets	663,803	218,639	965,640

Property and equipment	2,118,455	532,077	2,091,229
Construction in progress	96,916	1,829,919	174,426
Total assets	2,879,174	2,580,634	3,231,295

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,541,559	675,392	1,394,230
Due to Shareholders & Directors	639,813	675,252	685,341
Short Term Debt	1,038,465	245,000	1,008,786
Taxes Payable	237,032	238,454	237,047
Total current liabilities	3,456,869	1,834,098	3,325,404

Long Term Liabilities
Long term debt	2,044,103	1,309,097	1,886,103
Due to related parties	50,000	1,446,981	50,000
Total long term liabilities	2,094,103	2,756,078	1,936,103

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	2,000	1,620
Common stock; $.0001 par value; 50,000,000 shares authorized;
25,050,300 shares issued and outstanding	2,506	1,676	2,483
Additional paid-in capital	3,715,204	2,798,044	3,557,227
Stock issued at less than par value	(2,683)	(2,683)	(2,683)
Accumulated other comprehensive income	175,488	179,293	170,621
Retained Earnings	(6,563,933)	(4,987,872)	(5,759,480)

Total stockholders' equity	(2,671,798)	(2,009,542)	(2,030,212)

Total liabilities and stockholders' equity	$2,879,174	$2,580,634	$3,231,295

Biopack Environmental Solutions Inc. and Subsidiaries
Consolidated Statement of Operations
June 30, 2009 and 2008

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$403,101	$123,192	$663,498	$164,430
Cost of Sales	523,333	114,421	847,148	153,226
Gross profit	(120,232)	8,771	(183,650)	11,204

General and administrative	251,477	203,969	385,140	463,989
Depreciation and amortization	5,988	16,717	11,039	34,186
Total operating expenses	257,465	220,686	396,179	498,175
Income from operations	(377,697)	(211,915)	(579,829)	(486,971)

Other income	651	(3,014)	651	63,045
Interest expense	(188,220)	(2,762)	(225,275)	(668,803)
Income before income taxes	(565,266)	(217,691)	(804,453)	(1,092,729)

Income tax		(2,991)		(2,991)
Net income	$(565,266)	$(220,682)	$(804,453)	$(1,095,720)

Earnings per share	$(0.02)	$(0.01)	$(0.03)	$(0.07)
Weighted average common shares outstanding	24,877,800	16,527,696	24,851,550	16,694,929

Diluted Earnings per share	(0.02)	(0.01)	(0.03)	(0.04)
Diluted Weighted average
common shares outstanding	24,877,800	16,527,696	24,851,550	26,520,179

Biopack Environmental Solutions Inc. and Subsidiaries
Statements of Cash flow

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$(565,266)	$(220,682)	$(804,453)	$(1,095,720)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,988	16,717	11,039	34,186
Write down in value of assets	0	0	0	10,452
Interest expenses accrual	188,235	2,761	225,290	668,803
Other comprehensive income (loss)	39,461	51,868	4,867	43,219
Changes in assets and liabilities:	0	0
Accounts receivable and other receivables	(152,743)	76,327	(83,821)	(1,412)
Prepaid expenses	17,053	240,270	17,719	240,270
Advances to related parties	(2,508)	0	(45,528)	0
Inventories	188,123	(44,166)	244,820	(46,820)
Deposits	750	(7,756)	2,059	(10,129)
Accounts payable and accruals	86,414	41,331	109,718	50,742
Taxes Payable	(917)	9	(15)	9
Net cash used in operating activities	(195,410)	156,679	(318,305)	(106,400)
Cash flow from investing activities
Purchase of property and equipment	(38,265)	(440,072)	(38,265)	(579,370)
Construction in progress	77,827	(74,532)	77,510	(347,978)
Net cash used in investing activities	39,562	(514,604)	39,245	(927,348)
Cash flow from financing activities		0
Proceeds from notes payable		245,000		245,000
Amounts due to related parties		(652,967)		(580,757)
Proceeds from issuance of debentures	158,000	5,017	158,000	665,017
Additional Paid Up Capital		661,943		661,943
		0
Common stock $.0001 par value		(15,473)		(15,707)
Non-cash financing activities		0
Common stock issued to retire debentures		0
Net cash provided by financing activities	158,000	243,520	158,000	975,496
Net change in cash	2,152	(114,405)	(121,060)	(58,252)
Cash, beginning	4,827	152,613	128,039	96,460
Cash, ending	$6,979	$38,208	$6,979	$38,208

Biopack Environmental Solutions Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity
Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	(2,683)	(9,837,473)		(645,429)
Common stock issued to repay debt			34,100,000	3,410	491,029				494,439
Common stock sold for cash	–	–	260,000,000	26,000	194,000	–	–		220,000
Common stock issued to acquire StarMetro Group	–	–	60,000,000	6,000	(234,713)	–	–		(228,713)
Private placement	–	–	800,000	80	384,812	–	–		384,892
Common stock issued for services	–	–	30,500,000	3,050	236,950	–	–		240,000
Cancellation of GTI shares	–	–	(12,000,000)	(1,200)	1,200	–	–		–
Reverse split 4,000 to 1	–	–	(493,743,513)	(49,374)	49,374	–	–		–
Accumulated translation adjustment	–	–	–	–	–	–	–	6,599	6,599
Net loss for the year ended December 31, 2006	–	–	–	–	–	–	(1,149,781)	–	(1,149,781)
Restructuring for Reverse Merger	(1,000,000)	(1,000)	25,473,804	2,547	(10,296,092)		12,106,679	(7,386)	1,804,748
Balance at December 31, 2006	–	$ –	108,000,000	$ 10,800	$ –	$ (2,683)	$ 1,119,425	$ (787)	$ 1,126,755
Recapitalization as result of reverse merger Mar 27, 2007	–	–	64,526,196	6,453	(800,824)			6,599	(787,772)
Stock issued to convert debt Mar 27, 2	–	–	1,293,225	129	1,034,451				1,034,580
Preferred share issued for repay debt owned by a subsidiary on Aug 17, 20	2,000,000	2,000			1,232,795				1,234,795
Translation adjustment								130,261	130,261
Net income for the year ended Dec 31, 2007							(5,011,575)		(5,011,575)
Balance at Dec 31, 2007	2,000,000	$ 2,000	173,819,421	$ 17,382	$ 1,466,422	$ (2,683)	$ (3,892,150)	$ 136,073	$ (2,272,956)
Share cancellation Feb 17, 2008			(11,000,000)	(1,100)	866				(234)
Convertion of Debt to Common Share May 14, 2008			4,758,212	476	665,664				666,140
Reverse split 10 to 1 June 11, 2008			(150,819,870)	(15,082)	15,082				(0)
Convertion of Preferred A share to Common Share Jul 14, 2008	(380,000)	(380)	1,900,000	190	(190)				(380)
Convertion of Debt to Common Share Sep 5, 2008			1,492,537	149	99,851				100,000
Convertion of Debt to Common Share Sep 19, 2008			1,800,000	180	119,820				120,000
Convertion of Debt to Common Share Oct 15, 2008			2,750,000	275	399,725				400,000
Common stock issued in exchange of consulting services Dec 1, 2008			125,000	13	(13)				0
Net income for year ended Dec 31, 2008					790,000		(1,867,330)	34,548	(1,042,782)
Balance at Dec 31, 2008	1,620,000	$ 1,620	24,825,300	$ 2,483	$ 3,557,227	$ (2,683)	$ (5,759,480)	$ 170,621	$ (2,030,212)
Net income for three months ended March 31, 2009							(239,187)		(239,187)
Accumulated Translation adjustment								(22,184)	(22,184)
Balance at Mar 31, 2009	1,620,000	$ 1,620	24,825,300	$ 2,483	$ 3,557,227	$ (2,683)	$ (5,998,667)	$ 148,437	$ (2,291,583)
Common stock issued in exchange of consulting services 8th June, 2009			225,000	23	(23)				0
Intrinsic Value of Convertible Debenture					158,000		(158,000)		0
Net income for three months ended June 30, 2009							(407,266)		(407,266)
Accumulated Translation adjustment								27,051	27,051
Balance at June 30, 2009	1,620,000	$ 1,620	25,050,300	$ 2,506	$ 3,715,204	$ (2,683)	$ (6,563,933)	$ 175,488	$ (2,671,798)

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Biopack Environmental Solutions Inc. (formerly Star Metro Corp. and hereafter the “Company”) and its subsidiaries develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products made from natural materials.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2009, the Company had cash and cash equivalents of $6,979.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of June 30, 2009.

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

3. Property, Plant and Equipment, net

Cost	30.6.2009	31.12.2008
Leasehold improvements	$283,531	283,531
Motor Vehicles	78,010	78,010
Office furniture and equipment	74,283	74,283
Computer equipment	13,028	13,028
Plant and Machinery	1,800,763	1,762,498
Construction in progress	96,916	174,426
	2,346,531	2,385,776
Accumulated depreciation	(131,160)	(120,121)
	$2,215,371	2,265,655

Depreciation expense for the Six month ended June 30, 2009 was $11,039.

(b) Construction in progress

	30.6.2009	31.12.2008
Opening as at 1 January	$174,426	1,295,188
Additions	317	777,850
Transfer to plant and Machinery	(77,827)	(1,675,626)
Transfer to leasehold improvement		(222,986)

	96,916	174,426

Construction in progress represents the expenditure incurred in the development of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of June 30, 2009, the Company had a balance of $96,916 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4. Inventories

The Company’s inventory consists of raw materials held for production. As of June 30, 2009, the Company’s subsidiary in Jiangmen, PRC held inventory of $131,953.

5. Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables	30.6.2009	31.12.2008
0 – 30 days	$153,598	69,777
31 – 60 days	-	-
	$153,598	69,777

As of June 30, 2009, the Company’s subsidiaries had receivables totaling $153,598. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6. Prepaid expenses and other receivables

	30.6.2009	31.12.2008
Prepaid expenses	$223,550	169,359
Other receivables	93,726	165,636
	$317,276	334,995

Rental and utility deposit	53,997	56,056

7. Accounts payable and accrued expenses

	30.6.2009	31.12.2008
Accrued expense and other payables	$1,148,415	1,112,709
Customers deposits received	126,307	126,315
Accounts payable	266,837	155,206
	$1,541,559	1,394,230

8. Due to Shareholders & Directors
	30.6.2009	31.12.2008
Amount due to Shareholders	$625,549	625,589
Amount due to Directors	14,264	59,752
	639,813	685,341

The amount due to shareholder, Good Value Galaxy Limited in the amount of $625,549 is unsecured, interest free and has no fixed terms of repayment.

Directors of the Company have advanced $14,264 in the form of unsecured, non-interest bearing advances with no due date.

Loans payable

Tayna Environmental Technology Co Limited	$1,146,103
Convertible debenture issued to non related party	898,000
Convertible debenture issued to related parties	50,000
2,094,103

Short Term Loan	$1,038,465

Long Term Loan

No movement of long term loan was incurred for the six month period ended June 30, 2009.

Convertible Debts

Additional convertible debts with total amount of $158,000 were issued for the six month period ended June 30, 2009.

Following summarizes the Convertible debenture as 30/06/2009
	2009	2008	2007
Opening Balance of Convertible Debentures	790,000	600,000
Convertible debentures issued during the year	158,000	810,000	600,000
Less: Debentures converted to common shares	-	620,000
Debentures not converted	948,000	790,000	600,000

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

Short Term Loan

No movement of short term loan was incurred for the six month period ended June 30, 2009 except for the accrued interest on the loan.

9. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for the six month period ended June 30, 2009 of $565,266 and, at June 31, 2009 had an accumulated deficit of $6,563,933 and a working capital deficit of $2,857,063. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

10. Concentrations and Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial condition and payment practices of the Company’s major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its customers’ financial condition and payment practices to minimize collection risk on accounts receivable.

11. Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in the Peoples Republic of China (the “PRC”) during the six month period ended June 30 2009:

	30.6.2009	31.12.2008
Premises	$80,743	155,565

At June 30, 2009, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	30.6.2009	31.12.2008
Within one year	$200,352	200,352
In the second to fifth years, inclusive	748,399	748,399
After five years	1,550,227	1,665,482
	$2,498,978	2,614,233

Operating leases relate to the Company’s manufacturing premises in the PRC with lease terms of 15 years from 1 March 2007, with an option to extend. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

	2009	2008
Contracted for but not provided for
Construction projects in PRC	$200,209	200,509

12. Related Party Transactions

Amount due to related parties
	31.3.2009
LAU Kin Chung, Gerald – Director	8,499
Sean Webster – Director	5,765
	14,264

The advances are unsecured, interest free and have no fixed terms of repayment. The respective parties are or were directors of the company.

Related Party Transactions
	Nature of	Connected	30.6.2009	2008
Name of the company	transaction	party (ies)	$	$

Grand Power Express	Office rental	Mr. Ricky Chiu Tong	-	48,779
International Limited
InterPacific Capital	Consultant fee	Spouse of	-	12,850
Limited		Mr. Ricky
		Chiu Tong
			-	61,629

13. Income Taxes

No provision for Hong Kong Profits tax has been made in consolidated financial statements as the subsidiaries sustained loss for the year. The current year amount represented under provision of taxation in previous years.

No provision for PRC income tax has been made in the consolidated financial statements as the PRC subsidiary sustained a loss during the year. No provision for deferred taxation has been recognized in the financial statements as the amount involved is insignificant.

No deferred tax is recognized in the consolidated balance sheets as of 30 June, 2009.

14. Share Capital

On June 12 2009, the Company issued 225,000 shares of its common stock to San Diego Torrey Hills Capital, Inc. pursuant to a consulting agreement for the provision of services.

15. Subsequent Events

On July 28, 2009, the Company issued 1,124,438 shares of its common stock to the holder of a convertible debenture dated March 3, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture has a remaining principal balance outstanding of $205,000.

On July 28, 2009, the Company issued 1,125,001 shares of its common stock to the holder of a convertible debenture dated December 29, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture, which had an original face amount of $150,000, has a remaining principal balance outstanding of $75,000.

On July 29, 2009, the Company issued 1,250,000 shares of its common stock to the holder of a convertible debenture dated December 27, 2007 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture has a remaining principal balance outstanding of $175,000.

On July 31, 2009, the Company sold one convertible debenture to one investor for gross proceeds of $16,000. This convertible debenture has a face amount of $16,000, a three year term, earns interest at a rate of 1% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of the Company’s common stock at a price of ten cents per share.

16. Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations

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

We caution the reader that important factors in some cases have affected and in the future could materially affect our actual results and could cause our actual results in the future to differ materially from the results expressed in any estimates, projections or other “forward-looking statements” contained in this interim report on Form 10-Q. Except as may otherwise be required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform them to actual results.

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We currently manufacture all of our products in our own factory, located in Jiangmen City, in the Peoples Republic of China. We are in the process of increasing our production capacity at this factory.

We assembled two additional semi-automated production machines in our factory during the second quarter of 2009 for small order industry packaging products and samples. Currently we have total 14 fully automated machines and 2 semi-automated machines. Out of the 16 machines, 10 automated machines are installed for production forming 2 lines with 5 machines in each line. One semi-automated machine is installed and in production. By the end of 2009, we plan to add an additional eight production machines to the 16 machines currently in our factory. Six of these new machines will be fully automated and two will be semi-automated. When the new machines have been installed, we would have a total of 24 production machines. We plan to set up four production lines of five fully automated machines each, with the four semi-automated machines operating separately. We have found that the semi-automated machines provide greater flexibility when using different mixes of product moulds.

To accommodate the additional production capacity that these new machines will add to our factory, we also intend to add two additional mixing and pulping pools.

We estimate the cost of these improvements, including the new machines and the additional mixing and pulping pools, to be approximately $1,000,000 over the next 6 months. In addition, we believe that once all of the new machines are installed and in operation, we will need to add additional trimming machines but we cannot estimate the number needed until our expansion is complete. In the short term, we plan to handle any additional trimming needs by adding extra work shifts.

Over the next 6 months, we plan to increase sales of our existing products and add new products, including additional industrial packaging products and complementary products. Now that we have stabilized our production capabilities at our Biopark facility, we believe that the pace of our expansion will begin to increase. Our plan is to focus on increasing European orders and expansion into the North American market.

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

Result of Operations for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008.

During the three month period ended June 30, 2009 we had a net operating loss of $565,266, as compared to a net operating loss of $220,682 for the three month period ended June 30, 2008. The increase in our operating loss was due primarily to the valuation of convertible debentures we issued during the three month period ended June 30, 2009 as well as a decrease in our gross margin.

Net Sales and Cost of Sales

Net sales for the three month period ended June 30, 2009 were $403,101, compared to net sales of $123,192 for the three month period ended June 30, 2008. The increase in sales is primarily attributable to our sales team’s effort to secure packaging orders in Europe market for the fruit season. We manufactured all products in the new Jiangmen factory during the three month period ended June 30 2009, in contrast to the same period in 2008, when we mainly filled orders through third party “OEM” suppliers. With the increase in production capacity, we expect that future production from our factory in Jiangmen will continue to increase.

Cost of sales for the three month period ended June 30, 2009 was $523,333, which provided a negative gross margin of $120,232, compared to cost of sales of $114,421 for the same period in 2008, which provided a gross margin of $2,433, or a gross margin rate of 7.1% during the same period of 2008. With our increased production capacity we have now eliminated all OEM suppliers. Our Jiangmen factory products provide higher quality products than previous OEM suppliers, however the cost of our products are also higher than OEM suppliers as a result of better quality control and better raw materials. As our factory’s infrastructure was designed to support up to 40 machines, the cost of sales are high as we are only running 11 machines currently. We expect the cost of sales to decrease substantially when we reach an economy of scale in our production efforts. Most of the up-front costs have already been spent to set up the necessary electrical, piping, water filtration, building requirements, etc. We anticipate we will generate new orders with our corresponding increases in production capacity and sales and marketing efforts. Certain changes to Chinese labour laws have also contributed to higher cost of our product. Systematically, many manufacturers in the Guang Dong province in PRC saw their cost of labour rise as much as 30% due to the implementation of poorly timed new labour laws that were introduced at a time that the economy was growing at an exorbitant pace.

Operating Expenses

Operating expenses for the three month period ended June 30, 2009 were $251,477, compared to $203,969 during the same period in 2008. The increase in operating expenses was due primarily to promotion, advertising and marketing expenses as well as the expense of attending at trade shows during the three month period ended June 30, 2009.

Our legal and professional expenses for the three month period ended June 30, 2009 were $10,077, compared to $56,414 for the three month period ended June 30, 2008. The decrease in legal and professional expense was primarily due to the lack of activity in the litigation proceedings during the three month period ended June 30, 2009 as described in the “Legal Proceedings” section of this interim report on Form 10-Q. Most of the legal expenses incurred are related to U.S. regulatory compliance and raising capital.

Our rent for the three month period ended June 30, 2009 was $40,846 compare to rent for the three month period ended June 30, 2008 of $50,511. The decrease in rent for the three month period ended June 30, 2009 was primarily due to the downsizing of our Hong Kong offices.

Other Income and Expenses

We incurred interest expense of $188,235 during the three month period ended June 30 2009, compared to $2,761 during the three month period ended June 30, 2008. The interest expense includes the recognition of the intrinsic value of the conversion feature embedded in the convertible debentures issued by our company as well as interest accrued on the demand promissory notes and convertible debenture. The increase in the interest expense for the three month period ended 30 June 2009 compare to the same period in 2008 was primarily due to more convertible debenture intrinsic value was recognised. During three month period ended 30 June 2009, we recognised $158,000 as intrinsic value of the convertible debentures issued compare to nil for the same period in 2008. Each convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference in the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the number of shares. The intrinsic value cannot exceed the proceeds.

Result of Operations for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008.

During the six month period ended June 30, 2009 we had a net operating loss of $804,453, as compared to a net operating loss of $1,095,720 for the six month period ended June 30, 2008. The decrease in the amount of our operating loss was due primarily to cut backs in non-essential spending as well as reductions of salaries and administrative personnel.

Net Sales and Cost of Sales

Net sales for the six month period ended June 30, 2009 were $663,496, compared to net sales of $164,430 for the six month period ended June 30, 2008. The increase in sales is primarily attributable to our sales team’s effort to secure packaging orders in Europe market for the fruit season. We manufactured all products in the new Jiangmen factory during the six month period ended June 30 2009, compare to the same period in 2008 during which we mainly filled orders through third party “OEM” suppliers. With the increase in production capacity, we expect that future production from our factory in Jiangmen will increase.

Cost of sales for the six month period ended June 30, 2009 was $847,148, which provided a negative gross margin of $183,650, compared to cost of sales of $153,226 for the same period in 2008 provided a gross margin of $11,204 or a gross margin rate of 6.8% during the same period of 2008. With our increased production capacity we have now eliminated all OEM suppliers. Our Jiangmen factory produces a higher quality of product than that of our previous OEM suppliers, but the cost of our products is higher because we have superior quality control practices and we use better raw materials. Also, our factory’s infrastructure was designed to support up to 40 machines, and our cost of sales is higher because we are only running 11 machines currently. We expect the cost of sales to decrease substantially when we reach an economy of scale in our production efforts. Most of the up-front costs have already been spent to set up the necessary electrical, piping, water filtration, building requirements, etc. We anticipate we will generate new orders with our corresponding increases in production capacity and sales and marketing efforts. Certain changes to Chinese labour laws have also contributed to higher cost of our product. Systematically, many manufacturers in the Guang Dong province in PRC saw their cost of labour rise as much as 30% due to the implementation of poorly timed new labour laws that were introduced at a time that the economy was growing at an exorbitant pace.

Operating Expenses

Operating expenses for the six month period ended June 30, 2009 were $396,179, compared to $498,175 during the same period in 2008. The decline in operating expenses was due primarily to significant costs cut with reductions in staff in our Hong Kong administration offices.

Our legal and professional expenses for the six month period ended June 30, 2009 were $20,088, compared to $69,999 for the six month period ended June 30, 2008. The decrease in legal and professional expense was primarily due to the lack of activity in the litigation proceedings during the six month period ended June 30, 2009 as described in the “Legal Proceedings” section of this interim report on Form 10-Q. Most of the legal expenses incurred are related to U.S. regulatory compliance and raising capital.

Our rent for the six month period ended June 30, 2009 was $80,743 compared to rent for the six month period ended June 30, 2008 of $104,173. The decrease in rent for the six month period ended June 30, 2009 was primarily due to the downsizing of our Hong Kong offices.

Other Income and Expenses

We incurred interest expense of $225,275 during the six month period ended June 30 2009, compared to $668,803 during the six month period ended June 30, 2008. The interest expense includes the recognition of the intrinsic value of the conversion feature embedded in the convertible debentures issued by our company as well as interest accrued on the demand promissory notes and convertible debenture. The decrease in the interest expense for the six month period ended 30 June 2009 compare to the same period in 2008 was due to less convertible debenture intrinsic value was recognised. During six month period ended 30 June 2009, we recognised $158,000 as intrinsic value of the convertible debentures issued compare to $650,000 for the same period in 2008. Each convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference in the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the number of shares. The intrinsic value cannot exceed the proceeds.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery and the cost of infrastructure at our leased factory in Jiangmen City, PRC. On June 30, 2009 we had cash and equivalents of $6,979, compared to $128,039 at December 31, 2008. We estimate that our operating expenses over the next 6 months will be approximately $75,000 per month and we plan to spend approximately $1,000,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that our cash outflow would be approximately $1,300,000 over the next 6 months attributable to continue our operations and complete construction of the Biopark facility. We hope to raise the approximately $1,000,000 of capital required through the sale of equity and/or debt securities, though there can be no assurance that we will be able to do so. We do not currently have any offers of financing in place, nor have we had any discussions with potential investors about a potential financing.

As at June 30, 2009 we had a working capital deficit of $2,793,066, compared to a deficiency of $2,359,764 at December 31, 2008. The increase in working capital for the period was primarily financed by the issuance of debentures and demand promissory notes.

Cash Flow Used in Operating Activities

For the six month period ended June 30, 2009 our operating activities used net cash of $318,305, compared to $106,400 for the six month period ended June 30, 2008. The increase in cash outflow was primarily due to increasing working capital associated with production cost and operating expenses.

Cash Flow Used in Investing Activities

For the six month period ended June 30, 2009 investing activities used net cash of $39,245 compared to $927,348 for the six month period ended June 30, 2008. The decrease in net cash used in investing activities this year was primarily due to the slower pace of construction progress in our new Biopark production facility compared to the six month period ended June 30, 2008.

Cash Flow Provided by Financing Activities

For the six month period ended June 30, 2009 $158,000 was provided by issuance of convertible debentures, compared to cash inflow of $731,976 in the six month period ended June 30, 2008 which was primarily from issuance of convertible debentures and promissory notes.

On April 8, 2009, we sold one convertible debenture to one investor for gross proceeds of $60,000. This convertible debenture has a three year term and is convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share.

On May 15, 2009, we sold one convertible debenture to one investor for gross proceeds of $50,000. This convertible debenture has a face amount of $50,000, a three year term, earns interest at a rate of 1% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of ten cents per share.

On May 15, 2009, we sold one convertible debenture to one investor for gross proceeds of $48,000. This convertible debenture has a face amount of $48,000, a three year term, earns interest at a rate of 12% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share.

On July 28, 2009, we issued 1,124,438 shares of our common stock to the holder of a convertible debenture dated March 3, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture has a remaining principal balance outstanding of $205,000.

On July 28, 2009, we issued 1,125,001 shares of our common stock to the holder of a convertible debenture dated December 29, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture, which had an original face amount of $150,000, has a remaining principal balance outstanding of $75,000.

On July 29, 2009, we issued 1,250,000 shares of our common stock to the holder of a convertible debenture dated December 27, 2007 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture has a remaining principal balance outstanding of $175,000.

On July 31, 2009, we sold one convertible debenture to one investor for gross proceeds of $16,000. This convertible debenture has a face amount of $16,000, a three year term, earns interest at a rate of 1% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of ten cents per share.

Capital Expenditures

As of June 30, 2009, we did not have any material commitments for capital expenditures. During the year ended December 31, 2008, the bulk of our capital expenditure was focused on the development of our Roots Biopark production facility. Over the next nine months, we plan to spend approximately $1,650,000 on the completion of the third production phases at our Roots Biopark production facility.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We incurred a net loss for the six month period ended June 30, 2009 of $565,266 and at June 31, 2009 we had an accumulated deficit of $6,563,933 and a working capital deficit of $2,857,063. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

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

(c) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 6 months or less at the time of purchase to be cash equivalents. As of June 30, 2009, we had cash and cash equivalents of $4,827.

(d) Short-term Investment

We classify our short-term investments as held-to-maturity debt securities; these are measured at amortized cost (which approximates fair value) with interest and realized gains and losses, if any, reported as non-operating income in the income statement.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, our company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of June 30, 2009.

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

(j) Foreign Currency Transactions

Our company’s functional currency is Hong Kong Dollars (“HKD”) and Renminbi (“RMB”) and its reporting currency is U.S. dollars. Our company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

(o) Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. We recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after Sept 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to its overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate TimeSharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after Sept 15, 2005, with earlier application encouraged. Our company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to its overall results of operations or financial position since our company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after Sept 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. Our company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to its overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after Sept 15, 2005. This pronouncement was effective for our company, a small business issuer, as of the first interior annual reporting period that began after December 15, 2005. Our company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to its overall results of operations or financial position.

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

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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

As of June 30, 2009, the end of the six-month period covered by this report, our president and chief executive officer (who is also our principal executive officer) and our secretary, treasurer and chief financial officer (who is also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the six-month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We incurred a net loss for six month period ended June 30, 2009 of $565,266 had an accumulated deficit of $6,563,933 and a working capital deficit of $2,857,063. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until our Biopark facility is completed and we begin producing enough product to become profitable. On June 30, 2009, we had cash of $6,979. We estimate that our operating expenses over the next 6 months will be approximately $75,000 per month and we plan to spend approximately $1,000,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that our cash outflow would be approximately $1,300,000 over the next 6 months attributable to continue our operations and complete construction of the Biopark facility. We look to construct an equity and/or debt financing plan in the amount of approximately $1,000,000 over the next six months. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next six months. As we cannot assure a lender that we will be able to successfully complete our Biopark facility and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and complete our Biopark facility, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the consolidated financial statements for the six month period ended June 30, 2009, which are included in our quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Our executive officers and directors, in the aggregate, beneficially own 36.64% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

On May 15, 2009, we sold one convertible debenture to one investor for gross proceeds of $50,000. This convertible debenture has a face amount of $50,000, a three year term, earns interest at a rate of 1% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of ten cents per share. The investor is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S, promulgated under.

On May 15, 2009, we sold one convertible debenture to one investor for gross proceeds of $48,000. This convertible debenture has a face amount of $48,000, a three year term, earns interest at a rate of 12% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share. The investor is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S, promulgated under.

On June 12, 2009, we issued 225,000 shares of our common stock to San Diego Torrey Hills Capital, Inc. pursuant to the consulting agreement. San Diego Torrey Hills Capital, Inc. is a U.S. person and in issuing these shares of our common stock we relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On July 28, 2009, we issued 1,124,438 shares of our common stock to the holder of a convertible debenture dated March 3, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture, which had an original face amount of $400,000, has a remaining principal balance outstanding of $325,000. The holder of the convertible debenture is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On July 28, 2009, we issued 1,125,001 shares of our common stock to the holder of a convertible debenture dated December 29, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture, which had an original face amount of $150,000, has a remaining principal balance outstanding of $75,000. The holder of this convertible debenture is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On July 29, 2009, we issued 1,250,000 shares of our common stock to the holder of a convertible debenture dated December 27, 2007 pursuant to the conversion of a portion of the principal balance of that convertible debenture at a conversion price of $0.0666 per share. After adjustment for this conversion, the convertible debenture, which had an original face amount of $300,000, has a remaining principal balance outstanding of $175,000. The holder of this convertible debenture is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On July 31, 2009, we sold one convertible debenture to one investor for gross proceeds of $16,000. This convertible debenture has a face amount of $16,000, a three year term, earns interest at a rate of 1% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of ten cents per share. The investor is not a U.S. person, this transaction did not occur in the United States and in issuing these shares of our common stock we relied on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation S, promulgated under.

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

10.21	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)

10.22	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.23	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.24	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.25	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.26	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.27	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.28	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.29	Subscription Agreement with Manzanis Business Inc. dated April 8, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009)

10.30	Subscription Agreement with K.A. Erdmann dated May 15, 2009 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.31	Subscription Agreement with Scharfe Holdings Inc. dated May 15, 2009 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.32	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 12, 2009)

10.33	Subscription Agreement with Keiand Capital Corp.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 15, 2003)

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
Date: August 14, 2009

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2009