Form 10-Q
period 2009-09-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2009-11-13
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

28,552,992 common shares issued and outstanding as of November 13, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions Inc.

Unaudited

Consolidated Financial Statements

For the Nine Months Ended
September 30, 2009 and 2008

(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Notes to Consolidated Financial Statements

Biopack Environmental Solutions Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Unaudited	Audited
	September 30, 2009	September 30, 2008	December 31, 2008
Assets
Current assets
Cash and Cash equivalents	$12,228	$4,729	$128,039
Accounts receivables	101,490	99,796	69,777
Prepaid expenses and other receivable	187,103	34,270	334,995
Deposits	53,659	55,345	56,056
Inventory	68,110	226,734	376,773
Total current assets	422,590	420,874	965,640

Property and equipment	2,146,370	492,887	2,091,229
Construction in progress	111,675	1,984,231	174,426
Total assets	2,680,635	2,897,992	3,231,295

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	2,631,521	856,074	1,394,230
Due to Shareholders & Directors	73,697	678,622	685,341
Short Term Debt	1,102,782	563,400	1,008,786
Taxes Payable	-	239,651	237,047
Total current liabilities	3,808,000	2,337,747	3,325,404

Long Term Liabilities
Long term debt	1,775,103	810,796	1,886,103
Due to related parties	250,000	1,452,708	50,000
Total long term liabilities	2,025,103	2,263,504	1,936,103

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	1,620	1,620
Common stock; $.0001 par value; 50,000,000 shares authorized;
25,050,300 shares issued and outstanding	2,853	2,714	2,483
Additional paid-in capital	3,770,857	3,297,386	3,557,227
Stock issued at less than par value	(2,683)	(2,683)	(2,683)
Accumulated other comprehensive income	(29,526)	136,292	170,621
Retained Earnings	(6,895,589)	(5,138,588)	(5,759,480)

Total stockholders' equity	(3,152,468)	(1,703,259)	(2,030,212)

Total liabilities and stockholders' equity	$2,680,635	$2,897,992	$3,231,295

Biopack Environmental Solutions Inc. and Subsidiaries
Consolidated Statement of Operations
September 30, 2009 and 2008

	Unaudited		Unaudited
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$204,965	$526,830	$868,463	$691,260
Cost of Sales	230,098	461,564	1,077,246	614,790
Gross profit (Loss)	(25,133)	65,266	(208,783)	76,470

General and administrative	192,851	186,151	577,991	650,140
Depreciation and amortization	31,254	20,140	42,293	54,326
Total operating expenses	224,105	206,291	620,284	704,466
Income from operations	(249,238)	(141,025)	(829,067)	(627,996)

Other Income (expense)
Other income		32	651	63,078
Interest income (expense)	(82,418)	(9,725)	(307,693)	(678,528)
Income before income taxes	(331,656)	(150,718)	(1,136,109)	(1,243,446)

Income tax	-	-	-	(2,992)

Net income	$(331,656)	$(150,718)	$(1,136,109)	$(1,246,438)

Earnings per share	$(0)	$(0)	$(0)	$(0)
Weighted average common
shares outstanding	27,471,106	19,208,624	25,724,735	16,527,696

Diluted Earnings per share	(0)	(0)	(0)	(0)
Diluted Weighted average
common shares outstanding	27,471,106	19,208,624	25,724,735	16,527,696

Biopack Environmental Solutions Inc. and Subsidiaries
Statements of Cash flow

	Three months ended		Nine months ended
	Sept 30,		Sept 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$(331,656)	$(150,718)	$(1,136,109)	$(1,246,438)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	31,254	20,140	42,293	54,326
Write down in value of assets	-	-	-	10,452
Interest expenses accrual	(56,581)	9,725	168,709	678,528
Other comprehensive income (loss)	(205,014)	(43,001)	(200,147)	218
Changes in assets and liabilities:	-	-	-	-
Accounts receivable and other receivable	52,108	(98,384)	(31,713)	(99,796)
Prepaid expenses	130,173	(16,159)	147,892	224,111
Advances to related parties	(366,116)	-	(411,644)	-
Inventories	63,843	(121,074)	308,663	(167,893)
Deposits	338	(97)	2,397	(10,226)
Accounts payable and accruals	1,002,860	180,684	1,112,578	231,425
Taxes Payable	(237,032)	1,197	(237,047)	1,206
Net cash used in operating activities	84,177	(217,688)	(234,128)	(324,087)
Cash flow from investing activities
Purchase of property and equipment	(59,169)	216,254	(97,434)	(363,115)
Construction in progress	(14,759)	(351,517)	62,751	(699,496)
Net cash used in investing activities	(73,928)	(135,263)	(34,683)	(1,062,611)
Cash flow from financing activities
Proceeds from notes payable	50,000	318,400	50,000	563,400
Amounts due to related parties	-	(8,588)	-	(589,345)
Proceeds from issuance of debentures	16,000	(481,493)	174,000	183,524
Additional Paid Up Capital	-	(9,887)	-	652,056
Common stock $.0001 par value	370	1,038	370	(14,668)
Non-cash financing activities
Common stock issued to retire debentures	(71,370)	500,000	(71,370)	500,000
Net cash provided by financing activities	(5,000)	319,470	153,000	1,294,967
Net change in cash	5,249	(33,479)	(115,811)	(91,731)

Cash, beginning	6,979	38,2080	128,039	96,460
Cash, ending	$12,228	$4,729	$12,228	$4,729

Biopack Environmental Solutions Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

						Stock Issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity

Balance at December 31, 2005	1,000,000	1,000	202,869,709	20,287	9,173,440	-2,683	-9,837,473		-645,429
Common stock issued to repay debt			34,100,000	3,410	491,029				494,439
Common stock sold for cash	--	--	260,000,000	26,000	194,000	--	--		220,000
Common stock issued to
acquire StarMetro Group	--	--	60,000,000	6,000	-234,713	--	--		-228,713
Private placement	--	--	800,000	80	384,812	--	--		384,892
Common stock issued for
services	--	--	30,500,000	3,050	236,950	--	--		240,000
Cancellation of GTI shares	--	--	-12,000,000	-1,200	1,200	--	--		--
Reverse split 4,000 to 1	--	--	-493,743,513	-49,374	49,374	--	--		--
Accumulated translation
adjustment	--	--	--	--	--	--	--	6,599	6,599
Net loss for the year ended
December 31, 2006	--	--	--	--	--	--	-1,149,781	--	-1,149,781
Restructuring for Reverse Merger	-1,000,000	-1,000	25,473,804	2,547	-10,296,092		12,106,679	-7,386	1,804,748
Balance at December 31, 2006	--	$--	108,000,000	$10,800	$--	$-2,683	$1,119,425	$-787	$1,126,755
Recapitalization as result of
reverse merger Mar 27, 2007	--	--	64,526,196	6,453	-800,824			6,599	-787,772
Stock issued to convert debt Mar 27, 2007	--	--	1,293,225	129	1,034,451				1,034,580
Preferred share issued for repay debt
owned by a subsidiiary on Aug 17, 2007	2,000,000	2,000			1,232,795				1,234,795
Translation adjustment								130,261	130,261
Net income for the year
ended Dec 31, 2007							-5,011,575		-5,011,575
Balance at Dec 31, 2007	2,000,000	$2,000	173,819,421	$17,382	$1,466,422	$-2,683	$-3,892,150	$136,073	$-2,272,956
Share cancellation Feb 17, 2008			-11,000,000	-1,100	866				-234
Convertion of Debt to Common Share May 14, 2008			4,758,212	476	665,664				666,140
Reverse split 10 to 1 June 11, 2008			-150,819,870	-15,082	15,082				-0
Convertion of Preferred A share	-380,000	-380	1,900,000	190	-190				-380
to Common Share Jul 14, 2008
Convertion of Debt to Common Share Sep 5, 2008			1,492,537	149	99,851				100,000
Convertion of Debt to Common Share Sep 19, 2008			1,800,000	180	119,820				120,000
Convertion of Debt to Common Share Oct 15, 2008			2,750,000	275	399,725				400,000
Common stock issued in exchange of			125,000	13	-13				0
consulting services Dec 1, 2008
Net income for year ended Dec 31, 2008					790,000		-1,867,330	34,548	-1,042,782
Balance at Dec 31, 2008	1,620,000	$1,620	24,825,300	$2,483	$3,557,227	$-2,683	$-5,759,480	$170,621	$-2,030,212

Net income for three months ended March 31, 2009							-239,187		-239,187
Accumulated Translation adjustment								-22,184	-22,184
Balance at Mar 31, 2009	1,620,000	$1,620	24,825,300	$2,483	$3,557,227	$-2,683	$-5,998,667	$148,437	$-2,291,583

Common stock issued in exchange of			225,000	23	-23				0
consulting services 8th June, 2009
Intrinsic Value of Convertible Debenture					158,000		-158,000		0
Net income for three months ended June 30, 2009							-407,266		-407,266
Accumulated Translation adjustment								27,051	27,051
Balance at June 30, 2009	1,620,000	$1,620	25,050,300	$2,506	$3,715,204	$-2,683	$-6,563,933	$175,488	$-2,671,798

Convertion of Debt to Common Share			3,499,439	347	-347				0
Intrinsic Value of Convertible Debenture					56,000				56,000
Intrinsic Value of Convertible Debenture									0
Net income for three months ended Sept 30, 2009							-331,656		-331,656
Accumulated Translation adjustment								-205,014	-205,014
Balance at Sept 30, 2009	1,620,000	$1,620	28,549,739	$2,853	$3,770,857	$-2,683	$-6,895,589	$-29,526	$-3,152,468

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

The Company evaluates consolidation of entities under FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”), (Formerly known as Financial Accounting Standards Board (FASB) Interpretation No.46, “Consolidation of Variable Interest Entities” (FIN 46)). FAS 167 replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. FAS 167 also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, and requires additional disclosures about an enterprise’s involvement in VIEs. FAS 167 is effective for the Company as of the beginning of fiscal year 2011 and its adoption is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009, the Company had cash and cash equivalents of $12,228.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of September 30, 2009.

(i) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”, (formerly known as interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)). ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Company’s’s results of operations or financial condition for the nine-month period ended September 30, 2009. As of the date of the adoption of ASC 740, the Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

(l) Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share” (formerly known as Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”)), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, ("SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

(p) Recently issued accounting pronouncements

In December 2007, ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In March 2008, the FASB issued ASC 815 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on January 1, 2009, the beginning of the Company’s fiscal year, did not have a material impact on its unaudited condensed consolidated financial statements.

In December 2007, ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In May 2009, ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No.140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

3. Property, Plant and Equipment, net

Cost	30.9.2009	31.12.2008
Leasehold improvements	$283,531	283,531
Motor Vehicles	78,010	78,010
Office furniture and equipment	74,283	74,283
Computer equipment	13,028	13,028
Plant and Machinery	1,859,932	1,762,498
Construction in progress	111,675	174,426
	2,420,459	2,385,776
Accumulated depreciation	(162,414)	(120,121)
	$2,258,045	2,265,655

Depreciation expense for the nine-month period ended September 30, 2009 was $42,293.

(b) Construction in progress

	30.9.2009	31.12.2008
Opening as at 1 January	$174,426	1,295,188

Additions	15,076	777,850

Transfer to plant and Machinery	(77,827)	(1,675,626)

Transfer to lease hold improvement		(222,986)

	111,675	174,426

Construction in progress represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of September 30, 2009, the Company had a balance of $111,675 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4. Inventories

The Company’s inventory consists of raw materials held for production. As of September 30, 2009, the Company’s subsidiary in Jiangmen, PRC held inventory of $68,110.

5. Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables	30.9.2009	31.12.2008
0 – 30 days	$101,490	69,777
31 – 60 days	-	-
	$101,490	69,777

As of September 30, 2009, the Company’s subsidiaries had receivables totaling $101,490. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6. Prepaid expenses and other receivables

	30.9.2009	31.12.2008
Prepaid expenses	$163,540	169,359
Other receivables	23,563	165,636
	$187,103	334,995

Rental and utility deposit	53,659	56,056

7. Accounts payable and accrued expenses

	30.9.2009	31.12.2008
Accrued expense and other payables	$2,277,522	1,112,709
Customers deposits received	126,307	126,315
Accounts payables	227,692	155,206
	$2,631,521	1,394,230

8. Due to Shareholders & Directors

	30.9.2009	31.12.2008
Amount due to Shareholders	$-	625,589
Amount due to Directors	73,697	59,752
	73,697	685,341

Directors of the Company have advanced $73,697 in the form of unsecured, non-interest bearing advances with no due date.

9. Loans payable

Tayna Environmental Technology Co Limited	$1,146,103
Convertible debenture issued to non related party	629,000
Convertible debenture issued to related parties	250,000
2,025,103

Short Term Loan	$1,102,782

Long Term Loan

No movement of long term loan was incurred for the nine-month period ended September 30, 2009.

Convertible Debts

Additional convertible debts for a total amount of $174,000 were issued during the nine-month period ended September 30, 2009.

The following summarizes the convertible debentures as 30/09/2009
	2009	2008	2007
Opening balance of convertible debentures	790,000	600,000
Convertible debentures issued during the year	174,000	810,000	600,000
Less: debentures converted to common shares	85,000	620,000
debentures not converted	879,000	790,000	600,000

The embedded beneficial conversion feature present in the convertible debentures are valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the number of shares. The intrinsic value cannot exceed the proceeds.

Short Term Loan

No movement of short term loan was incurred for the nine-month period ended September 30, 2009 except for the accrued interest on the loan.

10. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company incurred a net loss for the nine-month period ended September 30, 2009 of $1,136,109 and, on September 30, 2009 it had an accumulated deficit of $6,895,589 and a working capital deficit of $3,385,410. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

11. Concentrations and Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial condition of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

12. Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in PRC in PRC during the nine-month period ended September 30 2009:

	30.9.2009	31.12.2008
Premises	$131,957	155,565

At September 30, 2009, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	30.9.2009	31.12.2008
Within one year	$200,352	200,352
In the second to fifth years, inclusive	748,399	748,399
After five years	1,506,241	1,665,482
	$2,454,992	2,614,233

Operating leases relate to the Company’s manufacturing premises in PRC with a lease term of 15 years from 1 March 2007, with an option to extend the term. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

	2009	2008
Contracted for but not provided for
Construction projects in PRC	$200,209	200,509

13. Related Party Transactions

Amount due to related parties

30.9.2009
LAU Kin Chung, Gerald – Director	8,393
Sean Webster – Director	13,855
MA, Cheng Ji - Director	51,449
73,697

The advances are unsecured, interest free and have no fixed terms of repayment. The respective parties are or were directors of the company.

Related Party Transactions

	Nature of	Connected	30.9.2009	2008
Name of the company	transaction	party (ies)	$	$

Grand Power	Express Office rental	Mr. Ricky Chiu Tong	-	48,779
International Limited
InterPacific Capital	Consultant fee	Spouse of	-	12,850
Limited		Mr. Ricky
		Chiu Tong
			-	61,629

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

No provision for U.S. tax has been made for any of the period presented as the Company does not have any assessable profits during the period.

No deferred tax is recognized in the consolidated balance sheets as of 30 September, 2009.

15. Share Capital

On July 28, 2009, the Company issued 1,124,438 shares of its common stock to the holder of a convertible debenture dated March 3, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture.

On July 28, 2009, the Company issued 1,125,001 shares of its common stock to the holder of a convertible debenture dated December 29, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture.

On July 29, 2009, the Company issued 1,250,000 shares of its common stock to the holder of a convertible debenture dated December 27, 2007 pursuant to the conversion of a portion of the principal balance of that convertible debenture.

16. Subsequent Events

There are no subsequent events.

17. Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report entitled “Risk Factors” beginning at page 38 below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We currently manufacture most of our products in our own factory, called “Biopark” and located in Jiangmen City, in the Peoples Republic of China. We are in the process of increasing the production capacity of our Biopark factory.

We installed two additional machines in our factory during the second quarter of 2009. We plan to add eight more production machines by the end of 2009 to the existing 16 machines currently installed. Our plan contemplates that six of these new machines will be fully automated and two will be semi-automated. When the new machines have been installed, we would have a total of 24 production machines. We plan to set up four production lines of five fully automated machines each, with the four semi-automated machines operating separately. We have found that the semi-automated machines provide greater flexibility when using different mixes of product moulds.

To accommodate the additional production capacity that these new machines will add to our factory, we also intend to add two additional mixing and pulping pools.

We estimate the cost of these improvements, including the new machines and the additional mixing and pulping pools, to be approximately $1,000,000 over the next three months. In addition, we believe that once all of the new machines are installed and in operation, we will need to add additional trimming machines but we cannot estimate the number needed until our expansion is complete. In the short term, we plan to handle any additional trimming needs by adding extra work shifts.

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

We continue to see a difference in the environmental packaging market. Although the European market has shown a preference for environmentally sensitive products for some time now, we believe that the current U.S. administration’s focus on green technology for both economic and environmental reasons is already influencing a shift away from more traditional packaging products such as those made from Styrofoam, which has actually been banned in a number of U.S. cities, towards environmentally friendly products like ours. We believe that our products and our company can benefit from this trend.

Our sales and marketing team is located in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia. During calendar year 2008 we were focused primarily on establishing and expanding our production capabilities and servicing existing accounts, primarily located in Europe. During calendar year 2009 we have continued to focus on the expansion of our production capabilities and we hope to expand our marketing efforts, focusing on an expansion of our sales, primarily in North America. During the year, we entered the U.S. packaging market through Biopack America and we entered into a distribution agreement with Sonray Sales Ltd., a Canadian company that distributes to wholesalers, retailers, supermarket chains and food service providers in Canada and abroad. In addition, we have begun to market our products in Asia.

Result of Operations for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008.

During the three-month period ended September 30, 2009 we had a net operating loss of $331,656, as compared to a net operating loss of $1,136,109 for the three-month period ended September 30, 2008. The decrease in the amount of our operating loss was due primarily to the valuation of convertible debentures we issued during the three-month period ended September 30, 2008.

Revenue and Cost of Sales

Revenue for the three-month period ended September 30, 2009 was $204,965, compared to revenue of $526,830 for the three-month period ended September 30, 2008. The decrease in revenue is primarily attributable to the fact that during the three-month period ended September 30, 2008, we had a substantial number of backorders and we were manufacturing both in our own factory and through OEM suppliers. During the three-month period ended September 30, 2009, we had reduced our order backlog and we were manufacturing all of our products in our new own Jiangmen factory.

Cost of sales for the three-month period ended September 30, 2009 was $230,098, compared to cost of sales of $461,564 for the same period in 2008. Cost of sales decreased as a result of lower sales revenue for the three-month period ended 2009 compare to the same period last year.

We had a gross loss of $25,133 or a gross loss margin rate of 12.3% for the three-month period ended September 30, 2009, compared to a gross profit of 65,266 or a gross profit margin rate of 12.4% during the same period in 2008. The decrease in gross profit for the three-month period ended 2009 compared to the same period last year is primarily due to the fact that the it costs us more to manufacture our own products in our own factory than it cost us to have our products manufactured in our OEM factory. With our increased production capacity we have eliminated all OEM suppliers for the three-month period ended September 30, 2009. Our Jiangmen factory products provide higher quality products than previous OEM suppliers because we have better quality control and we use better raw materials for our ingredients. Also, our factory facility’s infrastructure was designed to support up to 40 machines and we are currently operating only 10 machines, which also drives up our current cost of sales.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2009 were $224,105, compared to $206,291 during the same period in 2008. The increase in operating expenses was due primarily to increased depreciation expenses and investor relations consulting expenses incurred during the three-month period ended September 30, 2009.

Our depreciation expenses were $31,254 for the three-month period ended September 30, 2009 compared to $20,140 for the same period last year. The increase is primarily due to the fact that more of our factory facility is subject to depreciation this year compared to the same period last year.

Our expenses for investor relations consulting services were $15,000 for the three-month period ended September 30, 2009 compared to $0 for the same period last year. The increase is due to the a consulting agreement for investor relations services that we signed in June 2009.

Other Income and Expenses

We incurred interest expense of $82,418 during the three-month period ended September 30 2009, compared to $9,725 during the three-month period ended September 30, 2008. Interest expense incurred during the three-month period ended September 30, 2009 was primarily due to the interest accrued on the demand promissory notes and convertible debenture we issued previously. The increase in interest expense is primarily due to more interest bearing debts outstanding during the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008.

Result of Operations for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008.

During the nine-month period ended September 30, 2009 we had a net operating loss of $1,136,109, as compared to a net operating loss of $1,243,446 for the nine-month period ended September 30, 2008. The decrease in the amount of our operating loss was due primarily to cut backs in non-essential spending as well as reductions of salaries and administrative personnel.

Revenue and Cost of Sales

Revenue for the nine-month period ended September 30, 2009 was $868,463, compared to revenue of $691,260 for the nine-month period ended September 30, 2008. The increase in sales is primarily attributable to our sales team’s effort to secure packaging orders in the European market for the fruit season. We manufactured all products in our Biopark factory during the nine-month period ended September 30, 2009, compared to the same period in 2008, when we mainly filled orders through third-party OEM suppliers. With the increase in production capacity, we expect that future production from our Biopark factory will continue to increase.

Cost of sales for the nine-month period ended September 30, 2009 was $1,077,246, compared to cost of sales of $614,790 for the same period in 2008. Cost of sales increased as a result of higher sales revenue for the nine-month period ended September 30, 2009 compared to the same period last year.

We had a gross loss of $208,786 or a gross loss margin rate of 24.0% for the nine-month period ended September 30, 2009, compare to a gross profit of 76,470 or a gross profit margin rate of 11.1% during the same period in 2008. The decrease in gross profit for the nine-month period ended September 30, 2009 compared to the same period last year is primarily due to the fact that the products manufactured in our own factory cost more than OEM products. With our increased production capacity we have eliminated all OEM suppliers for the three-month period ended September 30, 2009. Our Jiangmen factory products provide higher quality products than previous OEM suppliers because we have better quality control and we use better raw materials for our ingredients. Also, our factory facility’s infrastructure was designed to support up to 40 machines and we are currently operating only 10 machines, which also drives up our current cost of sales.

We expect the cost of sales to decrease as we reach an economy of scale in production. Most of the up-front costs have already been spent to set up the necessary electrical, piping, water filtration, building requirements, etc. We anticipate we will continue to generate an increasing number of new orders that should correspond to the increase in our production capacity. Certain changes to Chinese labour laws also contributed to higher cost of our product. Systematically, many manufacturers in the Guang Dong province in PRC saw their cost of labour rise as much as 30% due to the implementation of poorly timed new labour laws that were introduced at a time that the economy was growing at an exorbitant pace.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2009 were $620,284, compared to $704,466 during the same period in 2008. The decline in operating expenses was due primarily to reductions in staff in our Hong Kong administrative office and lower litigation costs than those experienced during the same period last year.

Our legal and professional expenses for the nine-month period ended September 30, 2009 were $27,359, compared to $74,216 for the nine-month period ended September 30, 2008. The decrease in legal and professional expense was primarily due to the lack of activity in the litigation proceedings during the nine-month period ended September 30, 2009 as described in the “Legal Proceedings” section of this interim report on Form 10-Q. Most of the legal expenses incurred during the nine-month period ended September 30, 2009, are related to U.S. regulatory compliance and the cost of financing transactions.

Our rent for the nine-month period ended September 30, 2009 was $114,883 compared to rent for the nine-month period ended September 30, 2008 of $154,684. The decrease in rent for the nine-month period ended September 30, 2009 was primarily due to the downsizing of our Hong Kong offices.

Other Income and Expenses

We incurred interest expense of $307,693 during the nine-month period ended September 30, 2009, compared to $678,528 during the nine-month period ended September 30, 2008. The interest expense incurred was primarily due to the recognition of the intrinsic value of the conversion feature embedded in the convertible debentures issued by our company, as well as interest accrued on the demand promissory notes and convertible debenture we issued previously. Each convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference in the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the number of shares. The intrinsic value cannot exceed the proceeds. The decrease in the interest expense during the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008, was primarily due to a decrease of the intrinsic value recognised as a result of less convertible debentures issued.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery and the cost of infrastructure at our leased factory in Jiangmen City, PRC. On September 30, 2009 we had cash and equivalents of $12,228, compared to $128,039 at December 31, 2008. We estimate that our operating expenses over the next three months will be approximately $75,000 per month and we plan to spend approximately $1,000,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that we will need approximately $1,225,000 over the next three months in order to continue our operations and complete construction of our Jiangmen factory. We look to construct an equity and/or debt financing plan in the amount of approximately $1,000,000 over the next three months. There is currently no definitive offering of financing in place.

As at September 30, 2009 we had a working capital deficit of $3,385,410, compared to a deficiency of $2,359,764 at December 31, 2008. The increase in working capital for the period was primarily financed by the issuance of debentures and demand promissory notes.

Cash Flow Used in Operating Activities

For the nine-month period ended September 30, 2009 our operating activities used net cash of $234,128, compared to $324,088 for the nine-month period ended September 30, 2008. The decrease in cash outflow was primarily due to the decrease in working capital and revenues.

Cash Flow Used in Investing Activities

For the nine-month period ended September 30, 2009 investing activities used net cash of $34,683 compared to $1,062,611 for the nine-month period ended September 30, 2008. The decrease in net cash used in investing activities this year was primarily due to the slower pace of construction at our Biopark production facility compared to the nine-month period ended September 30, 2008.

Cash Flow Provided by Financing Activities

For the nine-month period ended September 30, 2009 $153,000 was provided by financing activities, compared to $1,294,968 for the nine-month period ended September 30, 2008. Cash flow from financing activities are primarily from issuance of convertible debentures and promissory notes. The decrease is cash flow in this year was primarily due to less financing activity compared to the nine-month period ended September 30, 2008.

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

Capital Expenditures

As of September 30, 2009, we did not have any material commitments for capital expenditures. During the year ended December 31, 2008, the bulk of our capital expenditure was focused on the development of our Jiangmen factory production facility. Over the next nine months, we plan to spend approximately $1,650,000 on the completion of the third production phase at our Jiangmen factory.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We incurred a net loss for nine-month period ended September 30, 2009 of $1,136,109 and, at September 30, 2009 we had an accumulated deficit of $6,895,589 and a working capital deficit of $3,385,410. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Our future depends upon our becoming profitable and raising the capital that we will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

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

Our company evaluates consolidation of entities under FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”), (Formerly known as Financial Accounting Standards Board (FASB) Interpretation No.46, “Consolidation of Variable Interest Entities” (FIN 46)). FAS 167 replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. FAS 167 also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, and requires additional disclosures about an enterprise’s involvement in VIEs. FAS 167 is effective for our company as of the beginning of fiscal year 2011 and its adoption is not expected to have a material effect on our company’s unaudited condensed consolidated financial statements.

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

(c) Cash and Cash Equivalents

Our company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009, we had cash and cash equivalents of $12,228.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", our company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of September 30, 2009.

(i) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”, (Formerly known as interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)). ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Company’s results of operations or financial condition for the nine-month period ended September 30, 2009. As of the date of the adoption of ASC 740, the Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

(l) Earnings Per Share

Our company computes earnings per share (“EPS’) in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share” (Formerly known as Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”)), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Effective January 1, 2006, our company adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on our company's results of operations as it is required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

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

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after September 15, 2005, with earlier application encouraged. Our company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to our company's overall results of operations or financial position since our company does not enter into such transactions.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that began after September 15, 2005. This pronouncement was effective for our company, a small business issuer, as of the first interior annual reporting period that began after December 15, 2005. Our company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to our company's overall results of operations or financial position.

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

(p) Recently issued accounting pronouncements

In December 2007, ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. Our company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on our company’s financial position or results of operations; however it will likely have an impact on our company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In March 2008, the FASB issued ASC 815 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of our company’s fiscal year, did not have a material impact on its unaudited condensed consolidated financial statements.

In December 2007, ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. Our company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to our company’s financial position or results of operations.

In May 2009, ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. Our company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to our company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No.140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. Our company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

As of September 30, 2009, the end of the nine-month period covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the nine-month period ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We incurred a net loss for the nine-month period ended September 30, 2009 of $1,136,109 had an accumulated deficit of $6,895,589 and a working capital deficit of $3,385,410. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until our Biopark facility is completed and we begin producing enough product to become profitable. On September 30, 2009, we had cash of $12,228. We estimate that our operating expenses over the next three months will be approximately $75,000 per month and we plan to spend approximately $1,000,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that our cash outflow would be approximately $1,225,000 over the next 3 months attributable to continue our operations and complete construction of the Biopark facility. We look to construct an equity and/or debt financing plan in the amount of approximately $1,000,000 over the next three months. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next nine months. As we cannot assure a lender that we will be able to successfully complete our Biopark facility and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and complete our Biopark facility, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the consolidated financial statements for the nine-month period ended September 30, 2009, which are included in our interim report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2009, we borrowed the sum of $50,000 from Creative Mind Assets Ltd., a stockholder of our company. To evidence this debt we issued a promissory note to Creative Mind Assets Ltd. in the amount of $50,000. The promissory note is payable on demand and bears interest at a rate of 1% per annum, which is payable on the first day of each and every month.

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

10.21	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)

10.22	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.23	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.24	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.25	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.26	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.27	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.28	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.29	Subscription Agreement with Manzanis Business Inc. dated April 8, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009)

10.30	Subscription Agreement with K.A. Erdmann dated May 15, 2009 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.31	Subscription Agreement with Scharfe Holdings Inc. dated May 15, 2009 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.32	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 12, 2009)

10.33	Subscription Agreement with Keiand Capital Corp. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009)

10.34	Promissory Note dated September 1, 2009 with Creative Mind Assets Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 2, 2009)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 15, 2003)

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOOPACK ENVIRONMENTAL SOLUTIONS INC.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 13, 2009

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2009