Form 10-K
period 2009-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2010-03-31
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 905, 9/F, Two Chinachem Exchange Square 338 King’s Road, North Point, Hong Kong
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 852.3586.1383

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No [ x ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,647,611 based on a price of $0.25 per share, being the average bid and asked price of such common equity as of June 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 42,000,232 shares of common stock as of March 29, 2010.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Many of our obligations are payable in either Hong Kong dollars or in Renminbi (the currency of the People’s Republic of China). Throughout this document, we have converted those obligations from the native currency into U.S. dollars for purposes of making meaningful disclosure, though we have attempted to provide the amount paid in the native currency in parenthesis where appropriate. We have converted from Hong Kong dollars to U.S. dollars at a rate of 7.785 and from the Renminbi at a rate of 6.794. Both of these rates are based on the average 2009 closing middle market telegraphic transfer rates supplied by the Hang Seng Bank Limited.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Biopack Environmental Solutions Inc. and our wholly-owned subsidiaries. For your convenience, we have included a company organization chart on page 3, below.

ITEM 1. BUSINESS.

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

On May 8, 2006, we closed a share exchange agreement with Star Metro Group Limited, which became our wholly-owned subsidiary. Under the terms of the share exchange agreement we exchanged 60,000,000 shares of our company for 100% of the issued and outstanding shares of Star Metro Group at a ratio of 1 share of our common stock for each 2,000 shares of Star Metro Group Limited’s stock. As a result of the share exchange agreement, we became engaged in the development, production and sale of a line of biodegradable, single use, food and beverage containers.

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

Prior to our acquisition of the common shares of Roots Biopack Group, we had one wholly owned subsidiary, Starmetro Group Limited, a British Virgin Islands corporation. Starmetro Group Limited, in its turn, had two wholly owned subsidiaries: Biopack Environmental Ltd. (formerly named as E-ware Corporation Limited), a Hong Kong corporation, and Bioplanet Distribution Sdn Bhd, a Malaysian corporation.

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

During 2009, we restructured our organization to improve the efficiency of our corporate structure. On September 18, 2009, we dissolved Roots Biopack Group. The following table shows our current structure:

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
Organization Structure as at 31.12.2009

Subsidiaries

The following is a list of our subsidiaries:

Name of Subsidiary	Corresponding number on diagram	Date of Incorporation	Jurisdiction of Incorporation	Purpose
Starmetro Group Limited	2	April 1, 2005	British Virgin Islands	Serves as an investment holding company which holds all subsidiaries.
Biopack Environmental Limited (formerly E-ware Corporation Limited)	3	November 28, 2005	Hong Kong
Provided corporate administrative services until December 31, 2007; has served as a vehicle for sales and marketing of our biodegradable food containers and industrial packaging products since December 31, 2007.

Roots Biopack (Intellectual Property) Limited	6	April 27, 2005	Hong Kong	Serves as a vehicle for the patent and trademark registration of our biodegradable food container and industrial packaging products.

Roots Biopark Limited	4	February 16, 2006	Hong Kong	Serves as an investment holding company which holds Jiangmen Roots Biopack Ltd.
Jiangmen Roots Biopack Limited	5	March 30, 2006	The Peoples Republic of China (PRC)	Serves as an investment holding company for our manufacturing plant located in Jiangmen, China.

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

Factory Development:

By the end of 2007 we had 14 production machines, together with the boiler, transformer and compressor units necessary for their operation, installed and fully operational at our Biopark facility. Each production machine is fitted with a set of customer/product specific molds. These molds are designed by our customers to suit their specific product specifications (e.g., shape and size).

During 2008 we completed installation of a new wastewater treatment system at our Biopark facility. This system uses a seven stage process to treat up to 23,800 gallons per day of waste water, which permits us to reduce fresh water consumption while increasing efficiency and our production capacity for colored product.

During 2009, we installed two additional machines in our factory. These have been fitted with molds and are fully operational. With the 16 production machines currently installed and in operation, we are now capable of producing approximately 6,000,000 units per month.

We plan to add eight more production machines by the end of 2010 to the existing 16 machines currently installed. Our plan contemplates that six of these new machines will be fully automated and two will be semi-automated. When the new machines have been installed, we would have a total of 24 production machines. We plan to set up four production lines of five fully automated machines each, with the four semi-automated machines operating separately. We have found that the semi-automated machines provide greater flexibility when using different mixes of product moulds.

To accommodate the additional production capacity that these new machines will add to our factory, we also intend to add two additional mixing and pulping pools.

We estimate the cost of these improvements, including the new machines and the additional mixing and pulping pools, will be approximately $1,000,000. In addition, we believe that once all of the new machines are installed and in operation, we will need to add additional trimming machines but we cannot estimate the number needed until our expansion is complete. In the short term, we plan to handle any additional trimming needs by adding extra work shifts.

Over the next 12 months, we plan to increase sales of our existing products and add new products, including additional industrial packaging products and complementary products. Now that we have stabilized our production capabilities at our Biopark facility, we believe that the pace of our expansion will begin to increase. Our plan is to focus on increasing European orders and expansion into the North American market and the coated tray market.

We continue to see a difference in the environmental packaging market. Although the European market has shown a preference for environmentally sensitive products for some time now, we believe that the current U.S. administration’s focus on green technology for both economic and environmental reasons continues to influence a shift away from more traditional packaging products such as those made from Styrofoam, which has actually been banned in a number of U.S. cities, towards environmentally friendly products like ours. We believe that our products and our company can benefit from this trend.

Our sales and marketing team is located in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia. During calendar year 2008 we were focused primarily on establishing and expanding our production capabilities and servicing existing accounts, primarily located in Europe. During calendar year 2009 we have continued to focus on the expansion of our production capabilities and we hope to expand our marketing efforts, focusing on an expansion of our sales, primarily in North America. During the year, we entered the U.S. packaging market through Biopack America and we entered into a distribution agreement with Sonray Sales Ltd., a Canadian company that distributes to wholesalers, retailers, supermarket chains and food service providers in Canada and abroad. In addition, we have begun to market our products in Asia and achieved entry into the Asian sustainable packaging market, through sales of our green fruit trays to city’super, a high end supermarket chain with stores in Hong Kong and Taiwan.

Our most significant achievement of 2009 was our reaction to a customer order for a water resistant or "coated" tray. We designed, tested, manufactured and shipped this new custom-made coated fish tray upon request to meet the packaging needs of a large international food retailer. Our eco-friendly, 100% biodegradable and compostable coated fish tray was specifically made to complement an existing product within this retailers Sustainable Seafood Program, a 10-point policy which dictates how seafood is purchased and sold based on social, ecological and economic considerations.

We spent considerable resources to develop this coated tray because we believe that the market for a more water and moisture resistant tray for large retailers represents a significant new opportunity for our company. Sustainable packaging for this new large market segment includes frozen food and entrees, ready-made meals, fresh and frozen meat, cut fruit and vegetables, baked goods and, of course, the seafood market. We believe that our coated trays can deliver advantages across a wide spectrum of applications.

Industry Overview

Currently, the majority of disposable packaging products are made from plastic, paper or polystyrene, which are typically non-recyclable and non-biodegradable. Consequently, millions of tons of plastic, paper, or polystyrene disposable packaging products are discarded in landfills across the world each year. In the last decade there has been increasing public concern over the harmful impact that plastic, paper, or polystyrene disposable packaging products have on the environment. Because of this public concern, governments have begun to adopt regulations intended to restrict and in some cases even ban the use of plastic, paper, or polystyrene disposable packaging products and multinational corporations, acknowledging the need for environmentally sound solutions, have begun to seek alternatives to plastic, paper, or polystyrene disposable packaging products that are less harmful to the environment. As these trends continue, we believe that market for biodegradable food containers and industrial packaging products will face rapid growth.

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

We have received a number of internationally recognized certifications and awards for our biodegradable food container and industrial packaging products, including: the “Good Manufacturing Practices” awarded by SGS Hong Kong Ltd. for compliance with international practices pertaining to quality and management systems; the “HACCP” awarded by the World Health Organization for compliance with the standards for food safety management systems set by World Health Organization & World Food and Agricultural Organization; the “BRC/Iop” awarded by the British Retail Consortium / Institute of Packaging for food packaging products (food contact items); the “ISO 9001/14001” awarded by the International Organization for Standardization for compliance with the standards for quality management systems and environmental management systems.

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

Trimming & Packing

Trimming
Ultra violet Sterilization/Sanitization
Packing

During the trimming stage, rough edges are trimmed from the finished product – the material that is removed will be reused for other product (returned to stage 1). Exposure to ultra violet ensures that all coliform, germs and bacteria that may have survived the prior processing is killed. Trimming and packaging are currently not automated (these tasks are currently performed manually by laborers in our factory) but we are currently developing an automatic trimming machine.

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

Dependence on one or more main customers

Until August of 2007, we relied on our five largest customers for approximately 80% of our sales in 2007. In August of 2007, these five customers were effectively consolidated when they made the decision to rely on one importer to source all of their needs. The loss of any or all of these customers, or the loss of the one importer that sources their needs, would adversely affect revenues and results of operations.

Pension Plan

We participate in a defined contribution pension plan under the Mandatory Provident Fund Schemes Ordinance for all our eligible employees in Hong Kong. The Mandatory Provident Fund Scheme is available to all employees aged 18 to 64 with at least 80 days of employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of our contributions together with accrued returns irrespective of their length of service with our company, but the benefits are required by law to be preserved until retirement age of 65. Our only obligation is to make the required contributions under the plan. The assets and the schemes are controlled by trustees and held separately from those of our company. Our total pension cost was $5,848 for the year ended December 31, 2009 and $12,495 for the year ended December 31, 2008.

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

Employees

We currently have 66 full time and no part time employees. Of these, 4 work in our Hong Kong administrative offices and 62 work in our Biopark factory in Jiangmen City, PRC.

ITEM 1A. RISK FACTORS.

Our audited annual consolidated financial statements have been prepared assuming that we will continue as a going concern

We had net profit for the year ended December 31, 2009 of $867,547. On December 31, 2009, we had an accumulated deficit of $4,891,933 and a working capital deficit of $2,250,368. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until we increase our production capabilities and begin producing enough products to become profitable. On December 31, 2009, we had cash of $3,997. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month and we plan to spend approximately $1,000,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that we will need approximately $1,900,000 over the next 12 months in order to continue our operations and complete construction of the Biopark facility. Although we believe that we will be able to pay some of these expenses from our sales revenue, we believe that we will need to raise additional funds to meet all of our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully increase our production capabilities and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and improve our production capabilities, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Our executive officers and directors, in the aggregate, beneficially own 30.42% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Offices

Our head office is located at Room 905, 9/F, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong. Our telephone number is (852) 3586-1383. Our facsimile number is (852) 3586-2366. We lease this space, which consists of approximately 994 square feet, from an unrelated third party for the sum of approximately $1,788 per month (HK$ 13,916) for a term of two years expiring March 19, 2010. While this lease expired on March 19, 2010, we still maintain our head office at this location. We signed a new office lease in late March 2010 and we expect to move to a new office in early April 2010. Until we move to the new office, we expect to maintain our head office at our current location.

Factory

Our Peoples Republic of China (PRC) subsidiary, Jiangmen Roots Biopack Limited, leases 4 adjacent properties situated at No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC. We call this area “Biopark”.

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

We paid the sum of approximately $56,448 (Renminbi 390,000.00) as a rental deposit. Pursuant to the terms of our rental agreement, the rental deposit is to be refunded to us without interest upon the expiration of the lease.

From the first to the fifth year, our monthly rent is Renminbi 103,000 (approximately $13,720), or Renminbi 1,236,000 (approximately $164,646 per annum. From the sixth year onward, our rent will increase by 5% every 3 years.

The table reproduced below provides a summary of our lease commitments:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Roco Investment Limited and Exact Grow Development Limited.	Room 905, 9/F, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	$1,788	20/3/2008 - 19/3/2010	Biopack Environmental Ltd. (HK)
CHENG, Jin Yao	No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC	$14,908	01/03/2007 - 28/2/2022	Jiangmen Roots Biopack Ltd. (China)

Twelve Months Ending	Future Minimum
December 31:	Lease Payments
$
December 31, 2010	184,260
December 31, 2011	178,897
December 31, 2012	178,897

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

On July 13, 2007, Foshan City Shunde District Ka Fook Recycle Products Ltd. with its legal representative Mr. Patrick Oung instituted civil proceedings against our wholly owned subsidiary Jiangmen Roots Biopack Limited. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung allege that we and our subsidiary authorized them to handle and establish early stage inspections, assessments, negotiations and all matters which were in the set-up process and to provide consultation services for setting up the factory. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung further allege that during this period our subsidiary had transferred a total of Renminbi 5,110,000 to Foshan City Shunde District Ka Fook Recycle Products Ltd. but because of conflicts arising during the course of the set-up processes between directors of our subsidiary, our subsidiary had not checked or reconciled the transactions with Foshan City Shunde District Ka Fook Recycle Products Ltd. Foshan City Shunde District Ka Fook Recycle Products Ltd. and its legal representative Mr. Patrick Oung have asked the court to confirm that Renminbi 5,110,000 has been paid to Foshan City Shunde District Ka Fook Recycle Products Ltd. and to order our subsidiary to check and reconcile these transactions.

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

On June 4, 2007, pending the hearing of the case, the court ordered that the properties in dispute and Renminbi 2,800,000 be seized.

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

On May 10, 2007, our wholly owned subsidiary, Jiangmen Roots Biopack Limited, and Gerald Lau as our subsidiary’s legal representative filed a report of crime with the Public Security Bureau of Jiangmen City. In the report of crime we alleged that Patrick Oung, a former director of our subsidiary, was given the authority to handle the early stages of the establishment of our factory in Jiangmen due to a serious illness to our president, Gerald Lau. We further alleged that in April 2007 we discovered that Patrick Oung had paid a total of Renminbi 1,000,000 for a factory lease guarantee through our subsidiary’s bank account by affixing our subsidiary’s company seal without proper authorization from its board of directors or legal representative, where the actual factory lease guarantee required was only Renminbi 309,000. Moreover, we discovered that a total of Renminbi 610,000 was transferred to Patrick Oung’s personal account on March 6, 7, and 8, 2007. For these reasons, we decided to file a criminal complaint and seek assistance from the Public Security Bureau of Jiangmen City. On August 1, 2007, the Public Security Bureau of Jiangmen City decided to prosecute Patrick Oung for embezzlement of our subsidiary’s funds. Mr. Oung was arrested on August 8, 2007, while entering the People’s Republic of China at Zhong Shan Port, and he was detained in the Jiangmen Detention Center. While under detention, Mr. Oung was examined at the hospital and found to be in serious physical condition. In view of his poor health and his promise to return all of the money he had embezzled from our company within three months of his release, Mr. Oung was released from detention on bail and for humanitarian grounds. Part of Mr. Oung’s bail consisted of 450,000 Renminbi and a condition that he return 750,000 Renminbi to our company’s subsidiary. Mr. Oung’s release includes a condition that he not be allowed to leave the People’s Republic of China. This criminal proceeding was to be adjudicated early in 2009 but, in contravention of the terms of his release from custody, Mr. Oung has fled the People’s Republic of China and the case cannot be tried in his absence. A warrant has been issued for his arrest if and when he re-enters the Peoples Republic of China.

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

ITEM 4. (REMOVED AND RESERVED).

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

The following quotations obtained from www.finance.yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2009	$0.58	$0.46
September 30, 2009	$0.52	$0.25
June 30, 2009	$0.25	$0.10
March 31, 2009	$0.22	$0.08
December 31, 2008	$0.60	$0.14
September 30, 2008	$1.40	$0.55
June 30, 2008	$1.68	$0.90
March 31, 2008	$5.10	$1.10

The above share price has been adjusted for the 10 to 1 share consolidation effective on June 11, 2008.

On March 29, 2010, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.22.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is 718.627.4453. Their fax number is 718.627.6341.

Holders of our Common Stock

As of March 29, 2010, there were approximately 1,412 registered holders of record of our common stock. As of such date, 42,000,232 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

Since the beginning of the fourth quarter of our fiscal year ended December 31, 2009, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K, with the exception of the following:

On December 16, 2009, we issued 1,750,000 shares of our common stock upon the conversion of 350,000 Series C Preferred Shares. The holder of these Series C Preferred Shares is not a U.S. person and this transaction did not occur in the United State. We issued these Series C Preferred Shares to this holder upon conversion of the convertible debenture dated December 27, 2007. In issuing these shares of our common stock, we relied on the registration exemption provided by Section 3(a)(9) of the Securities Act of 1933 and/or Regulation S, promulgated thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information for the fiscal year end December 31, 2009;

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operation provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report on Form 10-K. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this Form 10-K titled “Risk Factors” and “Forward-Looking Statements”.

Our Business

We develop, manufacture, distribute and market bio-degradable food containers and disposable industrial packaging for consumer products. We supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia.

We manufacture our products in our own factory, known as Biopark, which is located in Jiangmen City in the PRC.

Result of Operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

During the year ended December 31, 2009 we made a net profit of $867,547, compared to net loss of $1,867,330 for the year ended December 31, 2008. Among the net profit of $867,547 for the year ended December 31, 2009, $2,108,033 was contributed by gain on disposal of a subsidiary.

Our loss from operation was $1,197,451 for the year ended December 31, 2009 which was consistent to $1,088,125 for the year ended December 31, 2008. The slight increase in the amount of our operating loss was due primarily to increased depreciation expenses.

Net Sales and Cost of Sales

Net sales for the year ended December 31, 2009 were $921,281, compared to net sales of $793,474 for the year ended December 31, 2008. The increase in sales is primarily attributable to our sales team’s effort to secure the packaging orders in Europe market for the fruit season. We manufactured all products in the Jiangmen factory during the year ended December 31, 2009, compare to in 2008 while we mainly filled orders through OEM suppliers. With the increase in production capacity, we expect that future production from our factory in Jiangmen will increase dramatically.

Cost of sales for the year ended December 31, 2009 was $828,606, which provided a gross margin of $92,675 or a gross margin rae of 10.06%, compared to cost of sales of $775,588 for the year ended December 31, 2008, which provided a gross margin of $17,886, or a gross margin rate of 2.25% for the year ended December 31, 2008. The increase in gross margin is primarily due to the fact that the margins we realized by production in our factory is higher than the gross margin realized on OEM supplied product. With our increased production capacity we have eliminated all OEM suppliers for the year ended December 31, 2009. Our Jiangmen factory products provide higher quality products than previous OEM suppliers with better quality control and better raw material ingredient. As the factory facility’s infrastructure was designed to support up to 40 machines, we are expecting the gross margin to increase when we reach the economy of scale in the next 12 months.

Operating Expenses

Operating expenses for the year ended December 31, 2009 were $1,290,126, compared to $1,106,011 for the year ended December 31, 2008. The increase in operating expenses was due primarily to the increase in depreciation expenses.

Our depreciation expenses for the year ended December 31, 2009 were $218,322 compare to $65,305 for the year ended 2008. The increase in depreciation expenses was due to the fact that we have now manufactured most of our product by our own factory facility rather than OEM compare to the year ended December 31, 2008. Our depreciation is based on the usage of our factory facilities by the number of product we produced during the year.

Our legal and professional expenses for the year ended December 31, 2009 were $44,162, compared to $88,691 for the year ended December 31, 2008. The decrease in legal and professional expense was primarily due to the lack of activity in the litigation proceedings commenced during the year ended December 31, 2007 and described in the “Legal Proceedings” section of this annual report on Form 10-K, beginning above at page 53. Most of the legal expenses incurred this year are related to U.S. regulatory compliance and raising capital.

Our total general and administrative expenses were $1,071,804 for the year ended December 31, 2009 which is consistent to the total general and administrative expenses of $1,040,706 for the year ended December 31, 2008. The consistency in expenses is mainly due to a better financial control policy to cut back non-essential spending as well as reductions of salaries and administrative personnel.

Interest Expenses

We incurred interest expense of $43,034 during the year ended December 31, 2009, compared to $793,483 during the year ended December 31, 2008. Interest expense was incurred primarily due to the recognition of the conversion feature embedded in the convertible debentures issued by our company. Each convertible debenture is valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated as the difference in the conversion price and the fair value of the common stock into which the debenture is convertible, multiplied by the number of shares. The intrinsic value cannot exceed the proceeds. The decrease is primarily due to less convertible debenture were issued during the year ended 2009 compare to 2008.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery and the cost of infrastructure at our leased factory in Jiangmen City, PRC. On December 31, 2009 we had cash and equivalents of $3,997, compared to $128,039 at December 31, 2008. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month and we plan to spend approximately $1,000,000 to add additional production capacity including mixing and pulping pools to our Biopark facility. Therefore, we estimate that we will need approximately $1,900,000 over the next 12 months in order to continue our operations and complete construction of the Biopark facility. We estimate that we will be able to source approximately $900,000 from our sales revenue in the next 12 months. We look to construct an equity and/or debt financing plan in the amount of approximately $1,000,000 over the next 12 months. There is currently no definitive offering of financing in place.

As at December 31, 2009 we had a working capital deficit of $2,250,368, compared to a working capital deficit of $2,359,764 at December 31, 2008. The increase in working capital for the period was primarily financed by the issuance of debentures and demand promissory notes.

Cash Flow Used in Operating Activities

For the year ended December 31, 2009 our operating activities provided net cash of $908,511, compared to $2,152,224 used for the year ended December 31, 2008. The decrease in cash outflow was primarily due to a reduction in trade deposits, decreases in receivables and increases in payables and accrual expense which were primarily due to better credit terms negotiated with suppliers.

Cash Flow Used in Investing Activities

For the year ended December 31, 2009 investing activities used net cash of $203,950 compared to $851,674 for the year ended December 31, 2008. The decrease in net cash used in investing activities this year was primarily due to the slower pace of construction progress in our new Biopark production facility compared to the pace of construction during the year ended December 31, 2008.

Cash Flow Provided by Financing Activities

For the year ended December 31, 2009, financing activities used cash of $828,603 compared to $3,035,477 cash provided in the year ended December 31, 2008. The cash flow used in financing activities in 2009 was primarily for the interest accrued on the debts as well as debts redemption. The cash flow provided by financing activities during 2008 was primarily from issuance of convertible debentures and promissory notes.

During the year ended December 31, 2009, we engaged in the following financing transactions:

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

On December 7, 2009, we issued 400,000 shares of our common stock to Dragon Gate Asia Ltd. pursuant to the consulting agreement.

On December 7, 2009, we issued 20,000 shares of our common stock to The Long Island Investment Banking Group pursuant to the consulting agreement.

On December 7, 2009, we sold 1,500,000 shares of our common stock to one investor at a price of $0.1417 per share, in consideration of the debt owed by our company to the investor of $212,500.

On December 16, 2009, we issued 1,750,000 shares of our common stock upon the conversion of 350,000 Series C Preferred Shares. We issued these Series C Preferred Shares upon conversion of the convertible debenture dated December 27, 2007.

On December 21, 2009, we issued 1,125,001 shares of our common stock to one person upon the conversion of the $75,000 principal balance due under a convertible debenture previously issued by us dated December 29, 2008, at a conversion price of $0.0666 per share.

On December 31, 2009, we issued 284,932 shares of our common stock to one investor at a price of $0.3819 per share in consideration of the debt owed by our company to the investor of $108,834.

On January 15, 2010, we issued 500,000 shares of our common stock to the holder of a convertible debenture dated May 15, 2009 upon conversion of the principal and interest due under that convertible debenture, at a conversion price of $0.10 per share.

On February 2, 2010, we issued an aggregate of 2,331,955 shares of our common stock to two investors in consideration of the debt owed by our company to the investors of an aggregate principal amount of $857,000 and an aggregate amount of accrued interest in the amount of $56,893, at a price of $0.3919 per share.

On February 22, 2010, we issued 3,651,672 shares of our common stock to one person upon the conversion of the remaining principal ($204,940) and accrued interest ($38,626.57) due under a convertible debenture previously issued by us dated March 3, 2008, at a conversion price of $0.0667 per share.

Capital Expenditures

During the year ended December 31, 2009, the bulk of our capital expenditure was focused on the development of our Biopark production facility. As of December 31, 2009, we do not have any material commitments for capital expenditures. Over the next twelve months, we plan to spend approximately $1,000,000 on the completion of the third production phases at our Biopark production facility.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We made a net profit for the year ended December 31, 2009 of $867,547 and, on December 31, 2009 we had an accumulated deficit of $4,891,933 and a working capital deficit of $2,250,368. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN THE UNITED STATES OF AMERICA)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED 31 DECEMBER 2009

C O N T E N T S

(All Amounts in United States Dollars unless otherwise stated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN THE UNITED STATES OF AMERICA WITH LIMITED LIABILITY)

We have audited the accompanying consolidated balance sheets of Biopack Environmental Solutions Inc. and its subsidiaries, as of 31 December 2009, and the related consolidated statements of operations, change in shareholders’ equity and cash flows for the year ended 31 December 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Biopack Environmental Solutions Inc. as of December 31, 2008, were audited by other auditors whose report dated March 31, 2009, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopack Environmental Solutions Inc. and its subsidiaries as of 31 December 2009, and the results of its consolidated operations and its consolidated cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the financial statements conditions exist which raise substantial doubt about the company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Managements’ plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WONG LAM LEUNG & KWOK CPA LIMITED

WONG LAM LEUNG & KWOK CPA LIMITED
Certified Public Accountants
Hong Kong
29 March 2010

Ref : B301/PW/1007/1008/486

1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED BALANCE SHEETS
AT 31 DECEMBER 2009

	Notes	2009	2008
		$	$
NON-CURRENT ASSETS
Property, plant and equipments	3	2,139,536	2,091,229
Construction in progress	3	111,747	174,426
Deposits		52,963	56,056

		2,304,246	2,321,711

CURRENT ASSETS
Inventories	4	100,725	376,773
Prepaid expenses and other receivables	5	141,233	334,995
Accounts receivable	6	103,375	69,777
Cash and cash equivalents		3,997	128,039

TOTAL CURRENT ASSETS		349,330	909,584

TOTAL ASSETS		2,653,576	3,231,295

CURRENT LIABILITIES
Accounts payable and accrued expenses	7	1,294,304	1,394,230
Amounts due to directors	8	21,761	59,752
Amounts due to shareholders	8	-	625,589
Short term debt	9	1,336,596	1,008,786
Tax payable		-	237,047

TOTAL CURRENT LIABILITIES		2,652,661	3,325,404

NON-CURRENT LIABILITIES
Long term debt	9	331,000	1,886,103
Long term debt from a director	9	250,000	50,000

TOTAL NON-CURRENT LIABILITIES		581,000	1,936,103

EQUITY AND LIABILITIES
Capital and reserves
Preferred stock	15	1,620	1,620
Common stock	15	3,438	2,483
Additional paid-in capital		4,082,773	3,557,227
Stock issued at less than par value		(2,683)	(2,683)
Accumulated other comprehensive income		226,700	170,621
Accumulated losses		(4,891,933)	(5,759,480)

TOTAL EQUITY		(580,085)	(2,030,212)

TOTAL EQUITY AND LIABILITIES		2,653,576	3,231,295

The notes on pages 6 to 25 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm – Page 1

2

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED 31 DECEMBER 2009

	Notes	2009	2008
		$	$

Turnover		921,281	793,474
Cost of sales		(828,607)	(775,588)

Gross profit		92,674	17,886

Other income		159,000	14,278
Gain on disposal of subsidiaries		2,083,487	-
Administrative expenses		(1,071,804)	(1,040,706)
Depreciation		(218,322)	(65,305)
Finance cost		(177,488)	(793,483)

PROFIT/(LOSS) BEFORE TAX		867,547	(1,867,330)
Income tax	14	-	-

NET PROFIT/(LOSS) FOR THE YEAR		867,547	(1,867,330)

Earnings/(loss) per share		0.03	(0.10)
Weighted average common shares outstanding		26,801,863	19,241,414

Diluted earnings/(loss) per share		0.02	(0.10)
Diluted weighted average common shares outstanding		37,329,307	19,241,414

The notes on pages 6 to 25 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm – Page 1

3

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED 31 DECEMBER 2009

						Stock issued		Accumulated
					Additional	at Less	Retained	Other	Total

	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity
		$		$	$	$	$	$	$

Balance at 31 December 2007	-	-	108,000,000	10,800	-	(2,683)	1,119,425	(787)	1,126,755
Recapitalization as result of reverse merger 27 March 2007	-	-	64,526,196	6,453	(800,824)	-	-	6,599	(787,772)
Stock issued to convert debt 27 March 2007	-	-	1,293,225	129	1,034,451	-	-	-	1,034,580
Preferred share issued for repay debt owned by a subsidiary on 17 August 2007	2,000,000	2,000	-	-	1,232,795	-	-	-	1,234,795
Translation adjsutment	-	-	-	-	-	-	-	130,261	130,261
Net loss for the year ended 31 December 2007	-	-	-	-	-	-	(5,011,575)	-	(5,011,575)
Balance at 31 December 2007	2,000,000	2,000	173,819,421	17,382	1,466,422	(2,683)	(3,892,150)	136,073	(2,272,956)
Share cancellation 17 February 2008	-	-	(11,000,000)	(1,100)	866	-	-	-	(234)
Convertion of Debt to Common Share 14 May 2008	-	-	4,758,212	476	665,664	-	-	-	666,140
Reverse split 10 to 1 11 June 2008	-	-	(150,819,870)	(15,082)	15,082	-	-	-	-
Convertion of Preferred A share to Common Share 14 July 2008	(380,000)	(380)	1,900,000	190	(190)	-	-	-	(380)
Convertion of Debt to Common Share 5 September 2008	-	-	1,492,537	149	99,851	-	-	-	100,000
Convertion of Debt to Common Share 19 September 2008	-	-	1,800,000	180	119,820	-	-	-	120,000
Convertion of Debt to Common Share 15 October 2008	-	-	2,750,000	275	399,725	-	-	-	400,000
Common stock issued in exchange of consulting services 1 December 2008	-	-	125,000	13	(13)	-	-	-	-
Intrinsic value of convertible debt	-	-	-	-	790,000	-	-	-	790,000
Translation adjustment	-	-	-	-	-	-	-	34,548	34,548
Net loss for the year ended 31 December 2008	-	-	-	-	-	-	(1,867,330)	-	(1,867,330)
Balance at 31 December 2008	1,620,000	1,620	24,825,300	2,483	3,557,227	(2,683)	(5,759,480)	170,621	(2,030,212)
Common stock issued in exhange of consulting services 8th June 2009	-	-	2,145,000	214	(214)	-	-	-	-
Convertible of debt to common share	-	-	7,418,050	741	525,760				526,501
Translation adjustment	-	-	-	-	-	-	-	56,079	56,079
Net income for the year ended 31 December 2009	-	-	-	-	-	-	867,547	-	867,547
Balance at 31 December 2009	1,620,000	1,620	34,388,350	3,438	4,082,773	(2,683)	(4,891,933)	226,700	(580,085)

The notes on pages 6 to 25 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE YEAR ENDED 31 DECEMBER 2009

	2009	2008
	$	$
Cash flows from operating activities
Net profit/(loss) for the year	867,547	(1,867,330)
Adjustments to reconcile net income to net cash
provided by operating activities :
Depreciation and amortisation	218,322	65,305
Gain on disposal of subsidiaries	(2,083,487)	-
Interest expenses	177,488	793,483
Other comprehensive income	56,079	34,548
Changes in operating assets and liabilities :
Decrease/(increase) in inventory	276,048	(317,933)
Increase in accounts receivable	(33,598)	(69,777)
Decrease/(increase) in prepaid expenses and other receivables	193,762	(76,614)
Decrease in amounts due to shareholders and directors	(663,580)	(1,471,150)
Decrease/(increase) in deposits	3,093	(10,938)
Increase in accruals and other payables	2,133,883	769,580
Taxes payable	(237,047)	(1,398)

Net cash flows generated from/(used in) operating activities	908,510	(2,152,224)

Cash flows from investing activities
Acquisition of plant and equipment	(266,629)	(1,972,436)
Construction in progess	62,679	1,120,762

Net cash flows used in investing activities	(203,950)	(851,674)

Cash flows from financing activities
Proceeds from note payable	50,000	1,008,786
Proceeds from issuance of debentures	174,000	744,649
Redemption of debts	(1,579,103)	-
Additional paid up capital	525,546	1,297,322
Common stock $0.0001 par value	214	(16,360)
Common stock issued to retire debentures	741	1,080

Net cash flows (used in)/from financing activities	(828,602)	3,035,477

Net increase in cash and cash equivalents	(124,042)	31,579
Cash and cash equivalents - beginning of year	128,039	96,460

Cash and cash equivalents - end of year	3,997	128,039

Supplemental disclosure of cashflow information:
Cash paid for interest	-	26,155

The notes on pages 6 to 25 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN UNITED STATES OF AMERICA)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31 DECEMBER 2009

1.	THE COMPANY

Biopack Environmental Solutions Inc. and its subsidiaries develop, manufacture, distribute and market biodegradable food containers and disposable industrial packaging for consumer products made from natural materials.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009, the Company had cash and cash equivalents of $3,997.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(f) Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant onetime events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted.

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

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Property, Plant and Equipment (continued)

The estimated useful lives are as follows:

Years
Leasehold improvements	5
Furniture, fixtures and office equipment	5
Motor Vehicles	5 to 10
Computer equipment	5
Plant and Machinery	5 to 20

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of December 31, 2009.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”, (Formerly known as interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)). ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended December 31, 2009. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(l) Earnings Per Share

The Company computes earnings per share (“EPS’) in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share” (Formerly known as Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”)), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2008, the FASB issued ASC 815 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its unaudited condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Recently issued accounting pronouncements (continued)

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

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Recently issued accounting pronouncements (continued)

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

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures –Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Recently issued accounting pronouncements (continued)

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Recently issued accounting pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT, NET

	2009	2008
	$	$
Cost
Leasehold improvements	389,564	311,920
Motor Vehicles	47,616	47,576
Office furniture and equipment	36,349	36,326
Computer equipment	13,020	13,028
Plant and Machinery	1,951,903	1,762,498

	2,438,452	2,171,348
Accumulated depreciation	(298,916)	(80,119)

	2,139,536	2,091,229

Depreciation expense for the year ended December 31, 2009 was $218,322.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

3.	PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

(b) Construction in progress

	2009	2008
	$	$

Opening as at 1 January	174,426	1,295,188
Additions	16,002	777,850
Transfer to plant and Machinery	(1,422)	(1,675,626)
Transfer to lease hold improvement	(77,259)	(222,986)

As at 31 December	111,747	174,426

Construction in progress represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of December 31, 2009, the Company had a balance of $111,747 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4.	INVENTORIES

As at December 31, 2009, the Company’s subsidiary in Jiangmen, PRC held inventory of $100,725.

	2009	2008
	$	$

Raw materials	51,655	70,906
Work-in-progress	9,893	68,979
Finished goods	39,177	236,888

	100,725	376,773

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	2009	2008
	$	$

Prepaid expenses	124,029	169,359
Other receivables	17,204	165,636

	141,233	334,995

6.	ACCOUNTS RECEIVABLE

Accounts receivable consists of receivables on trade as follows:

	2009	2008
	$	$
Ageing of trade and other receivables
0 - 30 days	2,990	69,777
Over 30 days	100,385	-

	103,375	69,777

As at December 31, 2009, the Company’s subsidiaries had receivables total $103,375. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2009	2008
	$	$

Accrued expense and other payables	935,264	1,112,709
Customers deposits received	-	126,315
Accounts payables	359,040	155,206

	1,294,304	1,394,230

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

8.	DUE TO SHAREHOLDERS & DIRECTORS

	2009	2008
	$	$

Amounts due to directors	21,761	59,752
Amounts due to shareholders	-	625,589

	21,761	685,341

Directors of the Company have advanced $21,761 in the form of unsecured, non-interest bearing advances with no due date.

9.	LOAN PAYABLE

	2009	2008
	$	$

Short term loans	1,336,596	1,008,786

As at December 31, 2009, the Company has short term loans on demand of $1,336,596 including accrued interest of $204,833. The loans bear interest at the rate of 1% to 6% per annum.

	2009	2008
	$	$
Long term loans
Tayna Environmental Technology Co. Limited	-	1,146,103
Convertible debenture issued to non related party	331,000	740,000
Convertible debenture issued to a director	250,000	50,000

	581,000	1,936,103

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

9.	LOANS PAYABLE (CONTINUED)

Long term loans (continued)

On March 30, 2008, the Company’s former subsidiary, Roots Biopack Group Limited, entered into a loan agreement with Tayna Environmental Technology Co. Limited, whereby Tayna Environmental agreed to advance to Roots Biopack Group Limited the sum of $1,146,103 for a three-year initial term expiring March 30, 2011. Our subsidiary has an option to extend this three-year initial term for an additional two calendar years by sending written notice to Tayna Environmental no later than three months prior to the original maturity date (i.e., no later than December 30, 2010). Principal due under the loan bears interest at the rate of 3%per annum.

On September 18, 2009, Roots Biopack Group Limited was dissolved and being detached from the Company. Tayna Environmental Technology Co. Limited has signed the waiver of debt on 30 June 2009 to waive to claim the sum of $1,146,103 together with the interest thereon.

Convertible Debts

	2009	2008
	$	$

Opening Balance of Convertible Debentures	790,000	600,000
Plus : Convertible debentures issued during the year	374,000	810,000
Less : Debentures converted to common shares	583,000	620,000

Closing Balance Convertible Debentures	581,000	790,000

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

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

10.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company made a net profit for the year ended December 31, 2009 of 867,547 and, on December 31, 2009 it had an accumulated deficit of $4,891,933 and a working capital deficit of $2,250,368. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in PRC during the Year Ended December 31, 2009:

	2009	2008
	$	$

Premises	234,117	155,565

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(a)	Operating Lease Arrangements (continued)

At December 31, 2009, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	2009	2008
	$	$

Within one year	181,915	200,352
In the second to fifth years, inclusive	753,432	748,399
After five years	1,475,877	1,665,482

	2,411,224	2,614,233

Operating leases relate to the Company’s manufacturing premises in PRC with a lease term of 15 years from 1 March 2007, with an option to extend the term. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b)	Capital Commitments

	2009	2008
	$	$
Contracted for but not provided for
Construction projects in PRC	51,256	200,509

13.	RELATED PARTY TRANSACTIONS

	2009	2008
	$	$
Amounts due to directors
CHOU Si Hou, Eddie - Former director	-	45,385
LAU Kin Chung, Gerald – Director	8,399	8,602
Sean Webster - Director	13,362	5,765

	21,761	59,752

The advances are unsecured, interest free and have no fixed terms of repayment. The respective parties are or were directors of the company.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

	Nature of	Connected	2009	2008
Name of company	transactions	part(ies)	$	$
Grand Power Express		Mr. Ricky
International Limited	Office rental	Chiu Tong	-	48,779
		(Former director)

		Spouse of former
InterPacific Capital		director -Mr. Ricky
Limited	Consultant fee	Chiu Tong	-	12,850

			-	61,629

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

14.	INCOME TAX

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

No provision for US tax has been made for any of the year presented as the Company does not have any assessable profits during the year.

No deferred tax is recognized in the consolidated balance sheets as of December 31, 2009.

15.	SHARE CAPITAL

On October 15, 2008, the Company issued 500,000 shares of the Company’s common stock to Ma Cheng Ji pursuant to the conversion of a convertible debenture in the amount of $250,000.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

15.	SHARE CAPITAL (CONTINUED)

On April 8, 2009, the Company sold one convertible debenture to one investor for gross proceeds of $60,000. This convertible debenture has a three year term and is convertible, at the option of the holder upon 90 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share.

On May 15, 2009, the Company sold one convertible debenture to one investor for gross proceeds of $50,000. This convertible debenture has a face amount of $50,000, a three year term, earns interest at a rate of 1% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of ten cents per share.

On May 15, 2009, the Company sold one convertible debenture to one investor for gross proceeds of $48,000. This convertible debenture has a face amount of $48,000, a three year term, earns interest at a rate of 12% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of six and two-thirds cents per share.

On June 12, 2009, the Company issued 225,000 shares of our common stock to San Diego Torrey Hills Capital, Inc. pursuant to the consulting agreement.

On July 28, 2009, the Company issued 1,124,438 shares of our common stock to the holder of a convertible debenture dated March 3, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture.

On July 28, 2009, the Company issued 1,125,001 shares of our common stock to the holder of a convertible debenture dated December 29, 2008 pursuant to the conversion of a portion of the principal balance of that convertible debenture.

On July 29, 2009, the Company issued 1,250,000 shares of our common stock to the holder of a convertible debenture dated December 27, 2007 pursuant to the conversion of a portion of the principal balance of that convertible debenture.

On July 31, 2009, the Company sold one convertible debenture to one investor for gross proceeds of $16,000. This convertible debenture has a face amount of $16,000, a three year term, earns interest at a rate of 1% per annum and is convertible, at the option of the holder upon not less than 61 days prior notice, into shares of our common stock at a price of ten cents per share.

On December 7, 2009, the Company issued 400,000 shares of our common stock to Dragon Gate Asia Ltd. pursuant to the consulting agreement.

Report of Independent Registered Public Accounting Firm – Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2009

15.	SHARE CAPITAL (CONTINUED)

On December 7, 2009, the Company issued 20,000 shares of our common stock to The Long Island Investment Banking Group pursuant to the consulting agreement.

On December 7, 2009, the Company sold 1,500,000 shares of our common stock to one investor at a price of $0.1417 per share, in consideration of the debt owed by our company to the investor of $212,500.

On December 16, 2009, the Company issued 1,750,000 shares of our common stock to the holder of a convertible debenture dated December 27, 2007 pursuant to the conversion of the balance of that convertible debenture.

On December 21, 2009, the Company issued 1,125,001 shares of our common stock to one person upon the conversion of the $75,000 principal balance due under a convertible debenture previously issued by us dated December 29, 2008, at a conversion price of $0.0666 per share.

On December 31, 2009, the Company issued 284,932 shares of our common stock to one investor at a price of $0.3819 per share in consideration of the debt owed by our company to the investor of $108,834.

16.	SUBSEQUENT EVENTS

On January 15, 2010, the Company issued 500,000 shares of our common stock to the holder of a convertible debenture dated May 15, 2009 upon conversion of the principal and interest due under that convertible debenture, at a conversion price of $0.10 per share.

On February 2, 2010, the Company issued an aggregate of 2,331,955 shares of our common stock to two investors in consideration of the debt owed by our company to the investors of an aggregate principal amount of $857,000 and an aggregate amount of accrued interest in the amount of $56,893, at a price of $0.3919 per share.

On February 22, 2010, the Company issued 3,651,672 shares of our common stock to one person upon the conversion of the remaining principal ($204,940) and accrued interest ($38,626.57) due under a convertible debenture previously issued by us dated March 3, 2008, at a conversion price of $0.0667 per share.

17.	LEGAL PROCEEDINGS

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Report of Independent Registered Public Accounting Firm – Page 1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management, including our chief executive officer and our chief financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) of the Exchange Act, as of the end of the period covered by this annual report. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during our fourth fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, it has been determined that there has been no such change during our fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at March 29, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gerald Lau King Chung	President, Chief Executive Officer and Director Director of Jiangment Roots Biopack Limited	53	March 27, 2007 March 30, 2006
Ma Cheng Ji	Director Director of Biopack Environmental Limited	67	April 1, 2008 April 8, 2008
Michael Joseph Forster	Director	44	April 29, 2008
James Yiu Yeung Loong	Director Director of Biopack Environmental Limited	56	April 1, 2008 March 25, 2008
Sean Webster	Chief Financial Officer, Secretary and Treasurer Director Director of Biopack Environmental Limited	37	October 6, 2008 August 6, 2008 October 1, 2008

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

We believe Mr. Lau is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Sean Webster – Secretary, Treasurer, Chief Financial Officer and Director of our company and Director of our subsidiary Jiangmen Roots Biopack Ltd.

Mr. Webster is currently a director of our company and was appointed as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008. Mr. Webster had been in the financial services industry beginning with Yorkton Securities Inc. in January 1999 and finishing with the same company under the name Blackmont Capital Inc. in October of 2007. In his work there, he was a fully licensed Investment Advisor with the Investment Dealers Association of Canada, focusing on the raising of funds for small cap public companies and managing client portfolios. He was the lead broker for Grand Power Logistics Group Inc.’s (TSX-V:GPW) initial public offering in November 2004 on the TSX Venture Exchange, and is currently their Senior Vice President, Finance and Business Development. Grand Power is an air-freight forwarding and sea-freight services, customs brokerage, logistics, warehousing and distribution company with its main operations in Hong Kong and throughout Greater China. In addition, Mr. Webster is the President and Chief Financial Officer of Boashinn Corporation (OTCBB:BHNN.OB), a listed company which is based in Hong Kong and offers extended travel services primarily focused on wholesale business and corporate clients. In 1996, he received a B.A. in Economics and Management from the University of Calgary.

We believe Mr. Webster is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

We believe Mr. Yiu is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

We believe Mr. Ma is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

We believe Mr. Forster is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

All proceedings of the board of directors for the year ended December 31, 2009 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of March 29, 2010, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gerald Lau	Nil	Nil	Nil
Sean Webster	1(1)	Nil	Nil
Ma Cheng Ji	Nil	Nil	Nil
Michael Forster	Nil	Nil	Nil
James Yiu Yeung Loong	Nil	Nil	Nil
Begonia Participation Corp.	Nil	Nil	Nil
Ladix Properties Inc.	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2009;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2009 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2009,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2009 and 2008, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald Lau(1) President, Chief Executive Officer	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Eddie Chou(2) Former Secretary, Treasurer, Chief Financial Officer and Chief Technology Officer, Chief Executive Officer, E-Ware Corporation Ltd.	2009 2008	Nil 17,989 (3)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 17,989(3)
Sean Webster(3) Secretary, Treasurer, Chief Financial Officer	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Yiu Yeung Loong (4) Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ma Cheng Ji(5) Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael Forster(6) Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

(3) Sean Webster was appointed as a director of our company on August 6, 2008 and as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008.

(4) James Yiu Yeung Loong was appointed as a director of our company on April 1, 2008.

(5) Ma Cheng Ji was appointed as a director of our company on April 1, 2008.

(6) Michael Forster was appointed as a director of our company on April 29, 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2009.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2009.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director received compensation for the fiscal years December 31, 2009 and December 31, 2008. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 29, 2010, there were 42,000,232 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Shares	Gerald Lau(3)(4)(5) Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	10,759,788	25.62%
Common Shares	Sean Webster Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	Nil	Nil

Common Shares	Ma Cheng Ji Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	500,000	1.19%
Common Shares	Michael Forster Unit 905, 9th floor, two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	Nil	Nil
Common Shares	James Yiu Yeung Loong Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 King’s Road, North Point, Hong Kong	Nil	Nil
Common Shares	Begonia Participation Corp.(6) Pasea Estate Road Town, Tortola BVI	10,000,000(6)	19.96% of class 46.36% of voting power
Common Shares	Ladix Properties Inc. Swiss Tower 16th Floor, World Trade Centre Panama City, Republic of Panama	2,250,000	5.61%
Common Shares	Directors and Executive Officers as a Group	11,259,788	26.81%

(1)

Regulation S-K promulgated under the Securities Exchange Act of 1934, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2010, and the date of this annual report.

(2)

Calculated based on the basis of 42,000,232 issued and outstanding shares of common stock as of March 29, 2010 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(6)

Begonia Participation Corp. owns 1,900,000 common shares, 620,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. Each share of Series A Preferred Stock and each share of Series B Preferred Stock is entitled to 30 votes at any meeting of our security holders and is convertible, at any time at the option of the holder, into 5 shares of our common stock. Therefore, Begonia Participation Corp. beneficially owns 10,000,000 shares of our common stock but, unless and until it elects to convert any of the Series A Preferred Stock or any of the Series B Preferred Stock it controls 50,500,000 votes at any meeting of our security holders.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set out below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

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

On October 15, 2008, we issued 500,000 shares of our common stock to Ma Cheng Ji, one of our directors, upon the conversion of a convertible debenture in the principal amount of $50,000.

On October 15, 2008, we issued 2,250,000 shares of our common stock to Ladix Properties Inc. upon the conversion of a convertible debenture in the principal amount of $150,000. Ladix Properties Inc. is an affiliate of our company solely as a result of its beneficial ownership of equity in our company.

As of December 31, 2009, $13,362 was due to Sean Webster, who is a director, Chief Financial Officer, Secretary, Treasurer of our company. $8,399 was due to Gerald Lau, who is a director and Chief Executive Officer of our company. This amount represents money advanced to our company which has not been repaid back to them. The amount is unsecured and bears no interest.

Corporate Governance

Our Board of Directors currently consists of: Gerald Lau, Sean Webster, Ma Cheng Ji, Michael Forster and James Yiu Yeung Loong. We do not have a board member that qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

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

In connection with the audit of our financial statements for the two years ended December 31, 2008 and 2007 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Gruber & Company, LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gruber & Company, LLC, would have caused Gruber & Company, LLC to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years.

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2009 and December 31, 2008 for professional services rendered by Wong Lam Leung & Kwok CPA Limited and Gruber & Company, LLC for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees and Audit Related Fees	$56,048	$69,953
Tax Fees	Nil	$6,424
All Other Fees	Nil	Nil
Total	$56,048	$76,377

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Wong Lam Leung & Kwok CPA Limited and Gruber & Company, LLC, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Wong Lam Leung & Kwok CPA Limited and Gruber & Company, LLC.

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
Roots Biopack (Intellectual Property) Limited, incorporated in Hong Kong
Roots Biopark Limited, incorporated in Hong Kong
Jiangmen Roots Biopack Ltd., incorporated in the People’s Republic of China
Starmetro Group Limited, incorporated in British Virgin Islands
Biopack Environmental Limited (f/k/a E-ware Corporation Limited), incorporated in Hong Kong

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
Date: March 31, 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 31, 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2010

By: /s/ James Yiu Yeung Leung
James Yiu Yeung Leung
Director
Date: March 31, 2010

By: /s Ma Cheng Ji
Ma Cheng Ji
Director
Date: March 31, 2010