Form 10-Q
period 2010-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2010-05-14
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong
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

Yes [ ]    No [x]

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

42,000,232 common shares issued and outstanding as of May 14, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions Inc.

Unaudited

Consolidated Financial Statements

For the Three Months Ended
March 31, 2010 and 2009

(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and Cash equivalents	$26,492	$3,997
Accounts receivables	102,737	103,375
Prepaid expenses and other receivables	122,831	141,233
Inventory	67,683	100,725
Total current assets	319,743	349,330

Property and equipment	2,111,319	2,139,536
Construction in progress	112,368	111,747
Deposits	58,271	52,963
Total assets	2,601,701	2,653,576

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,492,628	1,294,304
Due to Shareholders & Directors	41,806	21,761
Short Term Debt	420,741	1,336,596
Total current liabilities	1,955,175	2,652,661

Long Term Liabilities
Long term debt	76,000	331,000
Due to related parties	250,000	250,000
Total long term liabilities	326,000	581,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized; 1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value; 50,000,000 shares authorized; 40,874,815 shares issued and outstanding	4,086	3,438
Additional paid-in capital	4,939,124	4,082,773
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	241,346	226,700
Retained Earnings	(4,862,967)	(4,891,933)

Total stockholders' equity	320,526	(580,085)

Total liabilities and stockholders' equity	$2,601,701	$2,653,576

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
March 31, 2010 and 2009

	Unaudited
	Three months ended
	March 31,
	2010	2009

Revenues	$68,639	$260,397
Cost of Sales	68,203	323,814
Gross Profit	436	(63,417)

General and administrative	246,765	133,664
Depreciation and amortization	50,183	5,051
Total operating expenses	296,948	138,715

Income from operations	(296,512)	(202,132)

Other Income (expense)
Other Income	347,807
Gain/(Loss) on disposal of Asset	(10,906)	-
Finance cost	(11,423)	(37,055)
PROFIT/(LOSS) BEFORE TAX	28,966	(239,187)

Income tax	-	-

NET PROFIT/(LOSS) FOR THE YEAR	$28,966	$(239,187)

Earnings/(Loss) per share	$0.00	$(0.01)
Weighted average common shares outstanding	37,855,205	24,825,300

Diluted Earnings/(Loss) Per Share	0.00	(0.01)
Diluted Weighted Average Common Shares Outstanding	41,601,158	24,825,300

Biopack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash flow

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$28,966	$(239,187)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	50,183	5,051
Write down in value of assets	10,906	-
Interest expenses accrual	11,423	37,055
Other comprehensive income (loss)	14,646	(34,594)
Changes in assets and liabilities:
Accounts receivable and other receivable	638	68,922
Prepaid expenses	18,402	666
Advances to related parties	20,045	(43,020)
Inventories	33,042	56,697
Deposits	(5,308)	1,309
Accounts payable and accruals	186,901	23,304
Taxes Payable	-	902
Net cash Provided by (used in) operating activities	369,844	(122,895)
Cash flow from investing activities
Purchase of property and equipment	(32,872)	-
Construction in progress	(621)	(317)
Net cash used in investing activities	(33,493)	(317)
Cash flow from financing activities
Debts Redemption	(1,170,855)	-
Additional Paid Up Capital	856,351	-
Common stock issued to retire debts	648	-
Net cash used by financing activities	(313,856)	-
Net change in cash	22,495	(123,212)
Cash, beginning	3,997	128,039
Cash, ending	$26,492	$4,827

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

(c)         Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010, the Company had cash and cash equivalents of $26,492.

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

(h)         Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of March 31, 2010.

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

The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the period ended March 31, 2010. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favourably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

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

3.         Property, Plant and Equipment, net

Cost	31.3.2010	31.12.2009
Leasehold improvements	$375,341	389,564
Motor Vehicles	47,880	47,616
Office furniture and equipment	33,845	36,349
Computer equipment	13,005	13,020
Plant and Machinery	1,983,742	1,951,903
	2,453,813	2,438,452
Accumulated depreciation	(342,494)	(298,916)
	$2,111,319	2,139,536

Depreciation expense for the three month ended March 31, 2010 was $50,183

(b)         Construction in progress

	Three Months Ended	Year Ended
	31.3.2010	31.12.2009

Opening	$111,747	174,426

Additions	621	16,002

Transfer to plant and Machinery		(1,422)

Transfer to lease hold improvement		(77,259)

Closing	112,368	111,747

Construction in progress represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of March 31, 2010, the Company had a balance of $112,368 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4.         Inventories

The Company’s inventory consists of raw materials held for production. As of March 31, 2010, the Company’s subsidiary in Jiangmen, PRC held inventory of $67,683.

5.         Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables	31.03.2010	31.12.2009
0 – 30 days	$2,660	2,990
Over 30 days	100,077	100,385
	$102,737	103,375

As of March 31, 2010, the Company’s subsidiaries had total receivables of $102,737. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6.         Prepaid expenses and other receivables

	31.03.2010	31.12.2009
Prepaid expenses	$117,401	124,029
Other receivables	5,430	17,204
	$122,831	141,233

7.         Accounts payable and accrued expenses

	31.3.2010	31.12.2009
Accrued expense and other payables	$1,175,301	935,264
Accounts payables	317,327	359,040
	$1,492,628	1,294,304

8.         Due to Shareholders & Directors

	31.3.2010	31.12.2009
Amount due to Directors	41,806	21,761
	41,806	21,761

Directors of the Company have advanced $41,806 in the form of unsecured, non-interest bearing advances with no due date.

9.         Loans payable

	31.3.2010	31.12.2009
Short Term Loan	$420,741	1,336,596

As at March 31, 2010, the Company has short term loans on demand of $420,741. The loans bear interest at the rate of 1% to 6% per annum.

Long Term Loan
	31.03.2010	31.12.2009
Convertible Debts Issued to Non Related Party	$76,000	331,000
Convertible Debts Issued to a Director	250,000	250,000
	$326,000	581,000

Convertible Debts

	31.03.2010	31.12.2009
Opening Balance of Convertible Debts	581,000	790,000
Plus: Convertible debentures issued during the period	-	374,000
Less: Debentures converted to common shares	255,000	583,000
Closing Balance of Convertible Debts	326,000	581,000

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

10.         Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company had a profit for the three month period ended March 31, 2010 of $28,966 and, on March 31, 2010 it had an accumulated deficit of $4,862,967 and a working capital deficit of $1,635,432. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

12.         Commitments and Contingencies

(a)         Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in Hong Kong and PRC during the Three Months Ended March 31, 2010:

	31.3.2010	31.12.2009
Premises	$51,739	234,117

At March 31, 2010, the Company had outstanding commitments for future minimum lease payments under non-cancellable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	31.3.2010	31.12.2009
Within one year	$196,987	181,915
In the second to fifth years, inclusive	731,751	753,432
After five years	1,265,320	1,475,877
	$2,194,058	2,411,224

Operating leases relate to the Company’s manufacturing premises in PRC with a lease term of 15 years from 1 March 2007, with an option to extend the term. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

	31.3.2010	31.12.2009
Contracted for but not provided for Construction projects in PRC	$51,256	51,256

13.         Related Party Transactions

Amount due to related parties

	31.3.2010	31.12.2009
LAU Kin Chung, Gerald – Director	8,445	8,399
Sean Webster – Director	33,361	13,362
	41,806	21,761

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

No provision for US tax has been made for any of the period presented as the Group does not have any assessable profits during the period.

No deferred tax is recognized in the consolidated balance sheets as of 31, March, 2010.

15.         Share Capital

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

16.         Subsequent Events

On April 28, 2010, the Company issued 160,872 shares of our common stock to the holder of a convertible debenture dated July 31, 2009 upon conversion of the principal and interest due under that convertible debenture, at a conversion price of $0.10 per share.

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

Result of Operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

During the three months ended March 31, 2010 we made a net profit of $28,966, compared to net loss of $239,187 for the three months ended March 31, 2009. Among the net profit of $28,966 for the three months ended March 31, 2010, $347,807 was contributed by other income which was primarily due to over accrued interest expense in previous period being written back.

Our loss from operation was $296,948 for the three months ended March 31, 2010 compare to $138,715 for the three months ended March 31, 2009. The increase in the amount of our operating loss was due primarily to increasing sales and marketing expenses this year compare to the same period last year.

Net Sales and Cost of Sales

Net sales for the three months ended March 31, 2010 were $68,639, compared to net sales of $260,397 for the three months ended March 31, 2009. The decrease in sales is primarily attributable to the end of fruit season for the first quarter as well as the slowing down of the European economy.

Cost of sales for the three months ended March 31, 2010 was $68,203, which provided a gross margin of $436 or a gross margin rate of 0.64%, compared to cost of sales of $323,814 for the three months ended March 31, 2009, which provided a gross loss of $63,417 for the three months ended March 31, 2009. The increase in gross margin is primarily due to the fact that the margins we realize by production in our factory are higher than the gross margin realized on the products we were purchasing from third party manufacturers. With our increased production capacity we have eliminated all third party suppliers. Our Jiangmen factory produces a higher quality product than previous third party suppliers, due primarily to better quality control and better raw materials.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $296,948, compared to $138,715 for the three months ended March 31, 2009. The increase in operating expenses was due to the increase in general and administrative expenses as well as depreciation expenses.

Our general and administrative expenses for the three months ended March 31, 2010 were $246,765 compared to $133,664 for the three months ended March 31 2009. The increase in general and administrative expenses was primarily due to an increase in our sales and marketing expenditures as the result of our having expanded our sales and marketing efforts to include the North America market in addition to the European market, where we have historically focused our efforts (and where we did focus our efforts during the same period in 2009).

Our depreciation expenses for the three months ended March 31, 2010 were $50,183 compare to $5,051 for the three months ended March 31 2009. The increase in depreciation expenses was due to the fact that we have now manufactured most of our product by our own factory facility rather than OEM compare to the three months ended March 31, 2009.

Our legal and professional expenses for the three months ended March 31, 2010 were $8,456, compared to $10,010 for the three months ended March 31, 2009. The decrease in legal and professional expense was primarily due to the lack of activity in certain litigation proceedings that were commenced during the three month period ended March 31, 2007, which are described in the “Legal Proceedings” section of our annual report on Form 10-K for the year ended December 31, 2009. Most of the legal expenses incurred this year are related to U.S. regulatory compliance and raising capital.

Interest Expenses

We incurred interest expense of $11,423 during the three months ended March 31, 2010, compared to $37,055 during the three months ended March 31, 2009. Interest expense was incurred primarily due to interest expenses accrued on long term and short term debt. The decrease in interest expense was due primarily to the decrease in the principal amount of our debt for the three month period ended March 31, 2010, compared to the three month period ended March 31, 2009.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery at our leased factory in Jiangmen City, PRC. On March 31, 2010 we had cash and cash equivalents of $26,492, compared to $3,997 at December 31, 2009. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month. Therefore, we estimate that we will need approximately $900,000 over the next 12 months in order to continue our operations. We hope to be able to source most of this money from our sales revenue during the next 12 months.

As at March 31, 2010 we had a working capital deficit of $1,635,432, compared to a working capital deficit of $2,250,368 at December 31, 2009. The increase in working capital for the period was primarily financed by the issuance of shares for debts redemption.

Cash Flow Used in Operating Activities

For the three months ended March 31, 2010 our operating activities provided net cash of $369,844, compared to $122,895 used for the three months ended March 31, 2009. The increase in cash outflow was primarily due to a reduction in trade deposits, decreases in receivables and increases in payables and accrual expense which were primarily due to better credit terms negotiated with suppliers.

Cash Flow Used in Investing Activities

For the three months ended March 31, 2010 investing activities used net cash of $33,493 compared to $317 for the three months ended March 31, 2009. The increase in net cash used in investing activities this year was primarily due to the purchase of additional equipment for our factory.

Cash Flow Provided by Financing Activities

For the three months ended March 31, 2010, financing activities used cash of $313,856 compared to nil cash used in the three months ended March 31, 2009. The cash flow used in financing activities in 2010 was primarily for the debts redemption.

During the three month period ended March 31, 2010, we engaged in the following financing transactions:

On January 15, 2010, we issued 500,000 shares of our common stock to the holder of a convertible debenture dated May 15, 2010 upon conversion of the principal and interest due under that convertible debenture, at a conversion price of $0.10 per share.

On February 2, 2010, we issued an aggregate of 2,331,955 shares of our common stock to two investors in consideration of the debt owed by our company to these investors, which had an aggregate principal amount of $857,000, and an aggregate amount of accrued interest in the amount of $56,893, at a price of $0.3919 per share.

On February 22, 2010, we issued 3,651,672 shares of our common stock to one person upon the conversion of the remaining principal ($204,940) and accrued interest ($38,626.57) due under a convertible debenture previously issued by us dated March 3, 2009, at a conversion price of $0.0667 per share.

On April 28, 2010, we issued 160,872 shares of our common stock to the holder of a convertible debenture dated July 31, 2009 upon conversion of the principal and interest due under that convertible debenture, at a conversion price of $0.10 per share.

Capital Expenditures

During the three month period ended March 31, 2010, we spent $32,872 developing tailor made moulds for our production machines in order to manufacture our client’s products. As of March 31, 2010, we did not have any material commitments for capital expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We made a net profit for the three months ended March 31, 2010 of $28,966 and, on March 31, 2010 we had an accumulated deficit of $4,862,967 and a working capital deficit of $1,635,432. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

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

As of March 31, 2010, the end of the three-month period covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Other than as disclosed in our annual reports on Form 10-K for the years ended 2007, 2008 and 2009, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us. There have been no material changes to the litigation described in our annual reports on Form 10-K for the years ended 2007, 2008 and 2009 during the three month period ended March 31, 2010 or from April 1 2010 until the date of this quarterly report on Form 10-Q.

Item 1A.         Risk Factors.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We had a net profit for the three-month period ended March 31, 2010 of $28,966 had an accumulated deficit of $4,862,967 and a working capital deficit of $1,635,432. We anticipate that we will continue to incur operating expenses that will only partially be offset by sales revenues. On March 31, 2010, we had cash of $26,492. Our average operating expenses is $75,000 per month. We estimate that our operating expenses over the next twelve months will be approximately $900,000. We are uncertain these expenses can be offset by our sales revenues. As we cannot assure a lender that our operation will become profitable, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the consolidated financial statements for the three-month period ended March 31, 2010, which are included in our interim report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         (Removed and Reserved).

Item 5.         Other Information.

None.

Item 6.         Exhibits.

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

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)

3.9	Certificate of Designation filed with the Secretary of State of Nevada on July 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)

3.10	Certificate of Change filed with the Secretary of State of Nevada on June 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009)

(10)	Material Contracts

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

10.14	Share Cancellation Agreement dated February 17, 2009 between our company and Eddie Chou (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2009)

10.15	Share Cancellation Agreement dated February 17, 2009 between our company and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2009)

10.16	Share Cancellation Agreement dated February 17, 2009 between our company and Legend View Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2009)

10.17	Land Purchase Settlement Agreement dated April 8, 2009 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)

10.18

Cancellation Agreement dated March 30, 2009 between Roots Biopack Group Limited and Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on April 3, 2009)

10.19

Loan Agreement dated March 30, 2009 between Roots Biopack Group Limited and Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on April 3, 2009)

10.20

Form of Subscription Agreement between our company and LAU Kin Chung (Gerald Lau), CHENG King Hung (King Cheng), CHAN Kam Fai (Edwin Chan) and CHU Wei Ling Hilary (Hilary Chu) (incorporated by reference from our Current Report on Form 8-K filed on May 30, 2009)

10.21	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2009)

10.22	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)

10.23	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)

10.24	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)

10.25	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)

10.26	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)

10.27	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)

10.28	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)

10.29

Subscription Agreement with Manzanis Business Inc. dated April 8, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2010) Subscription Agreement with K.A. Erdmann dated May 15, 2010 (incorporated by reference from our

10.30	Current Report on Form 8-K filed on May 20, 2010) Subscription Agreement with Scharfe Holdings Inc. dated May 15, 2010 (incorporated by reference from

10.31	our Current Report on Form 8-K filed on May 20, 2010) Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our

10.32	Current Report on Form 8-K filed on June 12, 2010) Subscription Agreement with Keiand Capital Corp. (incorporated by reference from our Quarterly

10.33	Report on Form 10-Q filed on August 14, 2010) Promissory Note dated September 1, 2010 with Creative Mind Assets Ltd. (incorporated by reference

10.34	from our Current Report on Form 8-K filed on September 2, 2010)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10KSB filed on April 15, 2003) -

(21)

Subsidiaries of the Small Business Issuer

Roots Biopark Limited

Roots Biopack (Intellectual Property) Limited

Jiangmen Roots Biopack Ltd.

Starmetro Group Limited

Biopack Environmental Limited (f/k/a E-ware Corporation Limited)

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
Date: May 14, 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 14, 2010