Form 10-K/A
period 2009-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2010-08-05
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

Explanatory Note

We are filing this amendment to amend our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010. We are filing this amendment to include Gruber & Company, LLC’s reissued report for the fiscal year ended December 31, 2008 to comply with Rule 8-02 of Regulation S-X and make certain changes to the financial statements relating to the fiscal year ended December 31, 2008.

All other information included in our annual report on Form 10-K for the fiscal year ended December 31, 2009 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after March 31, 2010, which is the date of the filing of the originally filed annual report on Form 10-K.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the financial statements conditions exist which raise substantial doubt about the company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Managements' plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, 29 March 2010

/S/ WONG LAM LEUNG & KWOK CPA LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Biopack Environmental Solutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopack Environmental Solutions Inc. and Subsidiaries as of December 31, 2008 and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the financial statements conditions exist which raise substantial doubt about the company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Managements’ plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Lake Saint Louis, Missouri
March 30, 2009

2

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED BALANCE SHEETS
AT 31 DECEMBER 2009 AND 2008

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

EQUITY AND LIABILITIES
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

The notes on pages 6 to 26 are an integral part of these consolidated financial statements

3

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED BALANCE SHEETS
AT 31 DECEMBER 2009 AND 2008
(CONTINUED)

	Notes	2009	2008
		$	$
EQUITY
Capital and reserves
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,620,000 shares issued and outstanding	15	1,620	1,620
Common stock, $0.0001 par value, 50,000,000 shares authorized; 34,391,188 shares issued and outstanding	15	3,438	2,483
Additional paid-in capital		4,082,773	3,557,227
Stock issued at less than par value		(2,683)	(2,683)
Accumulated other comprehensive income		226,700	170,621
Accumulated losses		(4,891,933)	(5,759,480)

TOTAL EQUITY		(580,085)	(2,030,212)

TOTAL EQUITY AND LIABILITIES		2,653,576	3,231,295

The notes on pages 6 to 26 are an integral part of these consolidated financial statements

4

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED 31 DECEMBER 2009 AND 2008

	Notes	2009	2008
		$	$

Turnover		921,281	793,474
Cost of sales		(828,607)	(775,588)

Gross profit		92,674	17,886

General and administrative expenses		(1,071,804)	(1,040,706)
Depreciation		(218,322)	(65,305)

Loss from operations		(1,197,452)	(1,088,125)

Other income		159,000	14,278
Gain on disposal of subsidiaries		2,083,487	-
Finance cost		(177,488)	(793,483)

PROFIT/(LOSS) BEFORE TAX		867,547	(1,867,330)
Income tax	14	-	-

NET PROFIT/(LOSS) FOR THE YEAR		867,547	(1,867,330)

Earnings/(loss) per share		0.03	(0.10)
Weighted average common shares outstanding		26,801,863	19,241,414

Diluted earnings/(loss) per share		0.02	(0.10)
Diluted weighted average common shares outstanding		37,329,307	19,241,414

The notes on pages 6 to 26 are an integral part of these consolidated financial statements

5

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED 31 DECEMBER 2009

						Stock issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity
		$		$	$	$	$	$	$

Balance at 31 December 2006	-	-	108,000,000	10,800	-	(2,683)	1,119,425	(787)	1,126,755
Recapitalization as result of reverse merger 27 March 2007	-	-	64,526,196	6,453	(800,824)	-	-	6,599	(787,772)
Stock issued to convert debt 27 March 2007	-	-	1,293,225	129	1,034,451	-	-	-	1,034,580
Preferred share issued for repay debt owned by a subsidiary on 17 August 2007	2,000,000	2,000	-	-	1,232,795	-	-	-	1,234,795
Translation adjsutment	-	-	-	-	-	-	-	130,261	130,261
Net loss for the year ended 31 December 2007	-	-	-	-	-	-	(5,011,575)	-	(5,011,575)

Balance at 31 December 2007	2,000,000	2,000	173,819,421	17,382	1,466,422	(2,683)	(3,892,150)	136,073	(2,272,956)
Share cancellation 17 February 2008	-	-	(11,000,000)	(1,100)	866	-	-	-	(234)
Convertion of Debt to Common Share 14 May 2008	-	-	4,758,212	476	665,664	-	-	-	666,140
Reverse split 10 to 1 11 June 2008	-	-	(150,819,870)	(15,082)	15,082	-	-	-	-
Convertion of Preferred A share to Common Share 14 July 2008	(380,000)	(380)	1,900,000	190	(190)	-	-	-	(380)
Convertion of Debt to Common Share 5 September 2008	-	-	1,492,537	149	99,851	-	-	-	100,000
Convertion of Debt to Common Share 19 September 2008	-	-	1,800,000	180	119,820	-	-	-	120,000
Convertion of Debt to Common Share 15 October 2008	-	-	2,750,000	275	399,725	-	-	-	400,000
Common stock issued in exchange of consulting services 1 December 2008	-	-	125,000	13	(13)	-	-	-	-
Intrinsic value of convertible debt	-	-	-	-	790,000	-	-	-	790,000
Translation adjustment	-	-	-	-	-	-	-	34,548	34,548
Net loss for the year ended 31 December 2008	-	-	-	-	-	-	(1,867,330)	-	(1,867,330)

Balance at 31 December 2008	1,620,000	1,620	24,825,300	2,483	3,557,227	(2,683)	(5,759,480)	170,621	(2,030,212)
Common stock issued in exhange of consulting services 8th June 2009	-	-	2,145,000	214	(214)	-	-	-	-
Convertible of debt to common share	-	-	7,418,050	741	525,760				526,501
Translation adjustment	-	-	-	-	-	-	-	56,079	56,079
Net income for the year ended 31 December 2009	-	-	-	-	-	-	867,547	-	867,547

Balance at 31 December 2009	1,620,000	1,620	34,388,350	3,438	4,082,773	(2,683)	(4,891,933)	226,700	(580,085)

The notes on pages 6 to 26 are an integral part of these consolidated financial statements

6

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE YEAR ENDED 31 DECEMBER 2009 AND 2008

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
Non-cash financing activities
Common stock issued to retire debentures	741	1,080

Net cash flows (used in)/from financing activities	(828,602)	3,035,477

Net increase in cash and cash equivalents	(124,042)	31,579
Cash and cash equivalents - beginning of year	128,039	96,460

Cash and cash equivalents - end of year	3,997	128,039

Supplemental disclosure of cashflow information:
Cash paid for interest	-	26,155

The notes on pages 6 to 26 are an integral part of these consolidated financial statements

7
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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009 and 2008, the Company had cash and cash equivalents of $3,997 and $128,039 respectively.

8
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

9
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

10
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

11
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

12
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

13

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

14
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

15
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

16
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

3.	PROPERTY, PLANT AND EQUIPMENT, NET

	2009	2008
	$	$
Cost
Leasehold improvements	389,564	283,531
Motor Vehicles	47,616	78,010
Office furniture and equipment	36,349	74,283
Computer equipment	13,020	13,028
Plant and Machinery	1,951,903	1,762,498

	2,438,452	2,211,350
Accumulated depreciation	(298,916)	(120,122)

	2,139,536	2,091,228

Depreciation expense for the years ended December 31, 2009 and 2008 was $218,322 and $65,305.

17
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

18
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

As at December 31, 2009, the Company¡¯s subsidiaries had receivables total $103,375. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2009	2008
	$	$

Accrued expense and other payables	935,264	1,112,709
Customers deposits received	-	126,315
Accounts payables	359,040	155,206

	1,294,304	1,394,230

19
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

20
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

21
BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN UNITED STATES OF AMERICA)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31 DECEMBER 2009

10.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company made a net profit for the year ended December 31, 2009 of 867,547 and, on December 31, 2009 it had an accumulated deficits of $4,891,933 and a working capital deficit of $2,303,331. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

22
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

23
BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN UNITED STATES OF AMERICA)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31 DECEMBER 2009

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

	Nature of	Connected	2009	2008
Name of company	transactions	part(ies)	$	$
Grand Power Express International Limited	Office rental	Mr. Ricky Chiu Tong (Former director)	-	48,779

InterPacific Capital Limited	Consultant fee	Spouse of former director -Mr. Ricky Chiu Tong	-	12,850

			-	61,629

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

24
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

25
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

26
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
Date: August 5, 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 5, 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 5, 2010

By: /s/ James Yiu Yeung Leung
James Yiu Yeung Leung
Director
Date: August 5, 2010

By: /s/ Michael Forster
Michael Forster
Director
Date: August 5, 2010