Form 10-Q
period 2010-06-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2010-08-12
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes[x]      No [  ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
42,161,104 common shares issued and outstanding as of August 11, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions Inc.

Unaudited

Consolidated Financial Statements

For the Six Months Ended
June 30, 2010 and 2009

(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

5

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and Cash equivalents	$115,060	$3,997
Accounts receivables	121,533	103,375
Prepaid expenses and other receivables	154,646	141,233
Inventory	156,057	100,725
Total current assets	547,296	349,330

Property and equipment	2,058,297	2,139,536
Construction in progress	112,885	111,747
Deposits	50,773	52,963
Total assets	2,769,251	2,653,576

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,042,941	1,294,304
Due to Shareholders & Directors	539,284	21,761
Short Term Debt	815,569	1,336,596
Total current liabilities	2,397,794	2,652,661

Long Term Liabilities
Long term debt	60,000	331,000
Due to related parties	250,000	250,000
Total long term liabilities	310,000	581,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized; 1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value; 50,000,000 shares authorized; 41,035,687 shares issued and outstanding	4,102	3,438
Additional paid-in capital	4,939,108	4,082,773
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	254,313	226,700
Retained Earnings	(5,135,003)	(4,891,933)

Total stockholders' equity	61,457	(580,085)

Total liabilities and stockholders' equity	$2,769,251	$2,653,576

6

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
June 30, 2010 and 2009

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$106,088	$403,101	$174,727	$663,498
Cost of Sales	183,203	523,334	251,406	847,148
Gross Profit/(Loss)	(77,115)	(120,233)	(76,679)	(183,650)

General and administrative	149,931	251,476	396,696	385,140
Depreciation and amortization	49,681	5,988	99,864	11,039
Total operating expenses	199,612	257,464	496,560	396,179

Income from operations	(276,727)	(377,697)	(573,239)	(579,829)

Other Income (expense)
Other Income	16,000	-	363,807	-
Gain/(Loss) on disposal of Asset	24	651	(10,882)	651
Finance cost	(11,333)	(188,220)	(22,756)	(225,275)
PROFIT/(LOSS) BEFORE TAX	(272,036)	(565,266)	(243,070)	(804,453)

Income tax	-	-	-	-
NET PROFIT/(LOSS) FOR THE YEAR	$(272,036)	$(565,266)	$(243,070)	$(804,453)

Earnings/(Loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Weighted average common shares outstanding	40,985,118	24,877,800	39,428,807	24,851,550

Diluted Earnings/(Loss) Per Share	(0.01)	(0.02)	(0.01)	(0.03)
Diluted Weighted Average Common Shares Outstanding	40,985,118	24,877,800	39,428,807	24,851,550

7

Biopack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash flow

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$(243,070)	$(804,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,864	11,039
Write down in value of assets	10,882	-
Interest expenses accrual	22,756	225,290
Other comprehensive income (loss)	27,613	4,867
Changes in assets and liabilities:
Accounts receivable and other receivable	(18,158)	(83,821)
Prepaid expenses	(13,413)	17,719
Advances to related parties	517,523	(45,528)
Inventories	(55,332)	244,820
Deposits	2,190	2,059
Accounts payable and accruals	(274,119)	109,718
Taxes Payable	-	(15)
Net cash Provided by (used in) operating activities	76,736	(318,305)
Cash flow from investing activities
Purchase of property and equipment	(29,507)	(38,265)
Construction in progress	(1,138)	77,510
Net cash used in investing activities	(30,645)	39,245
Cash flow from financing activities
Proceeds from Debentures Issuance	-	158,000
Debts Redemption	(792,027)	-
Additional Paid Up Capital	856,335	-
Common stock issued to retire debts	664	-
Net cash used by financing activities	64,972	158,000
Net change in cash	111,063	(121,060)
Cash, beginning	3,997	128,039
Cash, ending	$115,060	$6,979

8

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2010, the Company had cash and cash equivalents of $115,060.

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

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of June 30, 2010.

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

The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the period ended June 30, 2010. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favourably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

3. Property, Plant and Equipment, net

Cost	30.6.2010	31.12.2009
Leasehold improvements	$378,107	389,564
Motor Vehicles	48,001	47,616
Office furniture and equipment	35,521	36,349
Computer equipment	12,969	13,020
Plant and Machinery	1,982,479	1,951,903
	2,457,077	2,438,452
Accumulated depreciation	(398,780)	(298,916)
	$2,058,297	2,139,536

Depreciation expense for the six month ended June 30, 2010 was $99,864.

(b) Construction in progress

	Six Months Ended	Year Ended
	30.6.2010	31.12.2009
Opening		174,426
	$111,747
Additions		16,002
	1,138
Transfer to plant and Machinery		(1,422)

Transfer to lease hold improvement		(77,259)

Closing		111,747
	112,885

Construction in progress represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of June 30, 2010, the Company had a balance of $112,885 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the year.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4. Inventories

The Company’s inventory consists of raw materials held for production. As of June 30, 2010, the Company’s subsidiary in Jiangmen, PRC held inventory of $156,057.

5. Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables	30.06.2010	31.12.2009
0 – 30 days	$23,275	2,990
Over 30 days	98,258	100,385
	$121,533	103,375

As of June 30, 2010, the Company’s subsidiaries had total receivables of $121,533. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6. Prepaid expenses and other receivables

	30.06.2010	31.12.2009
Prepaid expenses	$145,612	124,029
Other receivables	9,034	17,204
	$154,646	141,233

7. Accounts payable and accrued expenses

	30.6.2010	31.12.2009
Accrued expense and other payables	$816,444	935,264
Accounts payables	226,497	359,040
	$1,042,941	1,294,304

8. Due to Shareholders & Directors

	30.6.2010	31.12.2009
Amount due to Directors	539,284	21,761
	539,284	21,761

Directors of the Company have advanced $539,284 in the form of unsecured, non-interest bearing advances with no due date.

9. Loans payable

	30.6.2010	31.12.2009
Short Term Loan	$815,569	1,336,596

As at June 30, 2010, the Company has short term loans on demand of $815,569. The loans bear interest at the rate of 0.5% to 6% per annum.

Long Term Loan

	30.06.2010	31.12.2009
Convertible Debts Issued to Non Related Party	$60,000	331,000
Convertible Debts Issued to a Director	250,000	250,000
	$310,000	581,000

Convertible Debts

	30.06.2010	31.12.2009
Opening Balance of Convertible Debts	581,000	790,000
Plus: Convertible debentures issued during the period	-	374,000
Less: Debentures converted to common shares	271,000	583,000
Closing Balance of Convertible Debts	310,000	581,000

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

10. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company had a loss for the six month period ended June 30, 2010 of $243,070 and, on June 30, 2010 it had an accumulated deficit of $5,135,003 and a working capital deficit of $1,850,498. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

12. Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in Hong Kong and PRC during the Six Months Ended June 30, 2010:

	30.6.2010	31.12.2009
Premises	$101,537	234,117

At June 30, 2010, the Company had outstanding commitments for future minimum lease payments under non-cancellable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	30.6.2010	31.12.2009
Within one year	$193,376	181,915
In the second to fifth years, inclusive	732,719	753,432
After five years	1,221,198	1,475,877
	$2,147,293	2,411,224

Operating leases relate to the Company’s manufacturing premises in PRC with a lease term of 15 years from 1 March 2007, with an option to extend the term. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

	30.6.2010	31.12.2009
Contracted for but not provided for
Construction projects in PRC	$51,256	51,256

13. Related Party Transactions

Amount due to related parties
	31.3.2010	31.12.2009
LAU Kin Chung, Gerald – Director	520,288	8,399
Sean Webster – Director	18,996	13,362

	539,284	21,761

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

No deferred tax is recognized in the consolidated balance sheets as of June 30, 2010.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The following discussion and analysis of financial condition and results of operations provide a narrative about our financial performance and condition that should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in this report.

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

Proposed Sale of Our Subsidiaries

On July 9, 2010, Biopack Environmental Limited, a wholly-owned subsidiary of Starmetro Group Limited, which is our wholly-owned subsidiary, entered into a share purchase agreement with Well Talent Technology Limited, a company incorporated in the British Virgin Islands, whereby Well Talent agreed to purchase:

  all of the issued and outstanding shares of Roots Biopark Limited (which wholly owns Jiangmen Roots Biopack Ltd.) and Roots Biopack (Intellectual Property) Limited; and

  the shareholder’s loan in the amount of HK$26,017,413.91 (approximately US$3,348,444) advanced by Biopack Environmental Limited to Roots Biopark Limited and the shareholder’s loan of HK$193,442.56 (approximately US$24,896) advanced by Biopack Environmental Limited to Roots Biopack (Intellectual Property) Limited.

The total consideration payable to Biopack Environmental Limited for the sale of these shares and the shareholder’s loans is HK$6,800,000 (approximately US$875,161). The consideration of HK$6,800,000 is payable on the completion of the sale:

  by way of cash payment of HK$2,800,000 (approximately US$360,360); and

  by way of set-off of the loans in the amount of HK$4,000,000 (approximately US$514,800) advanced by Well Talent to Biopack Environmental Limited.

At the completion of the sale, Well Talent also agreed to release Gerald Lau, our president and director, from his obligations as a guarantor over the HK$4,000,000 loans advanced by Well Talent to Biopack Environmental Limited.

The sale of these shares and the shareholder’s loans is conditional upon, among other things,:

  obtaining approval from our stockholders of the sale;

  Biopack Environmental Limited, Well Talent, Roots Biopark Limited, and Roots Biopack (Intellectual Property) Limited entering into a deed of assignment, whereby Biopack Environmental Limited will assign the shareholder’s loans to Well Talent; and

  Biopack Environmental Limited entering into a distributorship agreement with Well Talent. The distributorship agreement grants Biopack Environmental Limited the exclusive right to sell bio-degradable food container and packaging product produced by Roots Biopark Limited and Roots Biopack (Intellectual Property) Limited in Europe, North America, Australia, Africa, South America and Hong Kong for a period of 12 months.

The sale of all of the issued and outstanding shares of Roots Biopark Limited and Roots Biopack (Intellectual Property) Limited will constitute the sale of all of our operating assets.

Result of Operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

During the three months ended June 30, 2010 we had a net loss of $272,036, compared to net loss of $565,266 for the three months ended June 30, 2009. The decrease in net loss for the three months ended June 30, 2010 was primarily due to decreased interest expense compare to the same period in 2009.

Our loss from operation was $276,727 for the three months ended June 30, 2010 compared to $377,697 for the three months ended June 30, 2009. The decrease in the amount of our operating loss was due primarily to decreased gross loss from selling our products.

Net Sales and Cost of Sales

Net sales for the three months ended June 30, 2010 were $166,088, compared to net sales of $463,101 for the three months ended June 30, 2009. The decrease in sales is primarily attributable to the end of fruit season for the second quarter as well as the slowing down of the European economy.

Cost of sales for the three months ended June 30, 2010 was $183,203, which provided a gross loss of $77,115, compared to cost of sales of $523,334 for the three months ended June 30, 2009, which provided a gross loss of $120,233 for the three months ended June 30, 2009. The gross loss is primarily due to the increasing raw material price in China as a result of the draught happened in 2009, as well as increasing labour cost in China due to the stimulation package China government has injected into the infrastructure projects which created a shortage of labour force for 2010.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $199,612, compared to $257,464 for the three months ended June 30, 2009. The decrease in operating expenses was due to the decrease in general and administrative expenses as a result of less sales and marketing expenses.

Our general and administrative expenses for the three months ended June 30, 2010 were $149,931 compared to $251,476 for the three months ended June 30 2009. The decrease in general and administrative expenses in 2010 was primarily due to decreased sales and marketing expenditures compare to the same period in 2009, even though we expanded our sales and marketing efforts to include the North America market in addition to the European market during the three months ended June 30, 2010.

Our depreciation expenses for the three months ended June 30, 2010 were $49,681 compare to $5,988 for the three months ended June 30 2009. The increase in depreciation expenses was due to the fact that we have now manufactured most of our product by our own factory facility rather than by OEM during the three months ended June 30, 2009.

Our legal and professional expenses for the three months ended June 30, 2010 were $12,788, compared to $10,078 for the three months ended June 30, 2009. Legal expenses incurred are related to U.S. regulatory compliance and raising capital.

Interest Expenses

We incurred interest expense of $11,333 during the three months ended June 30, 2010, compared to $188,220 during the three months ended June 30, 2009. Interest expense was incurred primarily due to interest expenses accrued on long term and short term debt. The decrease in interest expense was due primarily to the decrease in the principal amount of our debt for the three month period ended June 30, 2010, compared to the three month period ended June 30, 2009.

Result of Operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

During the six months ended June 30, 2010 we had a net loss of $243,070, compared to net loss of $804,453 for the six months ended June 30, 2009. The decrease in net loss for the six months ended June 30, 2010, was contributed by other income of $347,807 which was primarily due to over accrued interest expense in previous period being written back.

Our loss from operation was $573,239 for the six months ended June 30, 2010 compared to $579,829 for the six months ended June 30, 2009. The decrease in the amount of our operating loss was due primarily to decreased gross loss from selling our products.

Net Sales and Cost of Sales

Net sales for the six months ended June 30, 2010 were $174,727, compared to net sales of $663,498 for the six months ended June 30, 2009. The decrease in sales is primarily attributable to the end of fruit season for the second quarter as well as the slowing down of the European economy.

Cost of sales for the six months ended June 30, 2010 was $251,406, which provided a gross loss of $76,679, compared to cost of sales of $847,148 for the six months ended June 30, 2009, which provided a gross loss of $183,650 for the six months ended June 30, 2009. The gross loss is primarily due to the increasing raw material price in China as a result of the draught happened in 2009, as well as increasing labour cost in China due to the stimulation package China government has injected into the infrastructure projects which created a shortage of labour force for 2010.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $496,560, compared to $396,179 for the six months ended June 30, 2009. The increase in operating expenses was due to the increase in general and administrative expenses as well as depreciation expenses.

Our general and administrative expenses for the six months ended June 30, 2010 were $396,696 compared to $385,140 for the six months ended June 30 2009. The general and administrative expenses in 2010 was consistent with the same period in 2009, primarily contributed by our sales and marketing expenditures as the result of our having expanded our sales and marketing efforts to include the North America market in addition to the European market.

Our depreciation expenses for the six months ended June 30, 2010 were $99,864 compare to $11,039 for the six months ended June 30 2009. The increase in depreciation expenses was due to the fact that we have now manufactured most of our product by our own factory facility rather than by OEM during the six months ended June 30, 2009.

Our legal and professional expenses for the six months ended June 30, 2010 were $21,244, compared to $20,088 for the six months ended June 30, 2009. Legal expenses incurred are related to U.S. regulatory compliance and raising capital.

Interest Expenses

We incurred interest expense of $22,756 during the six months ended June 30, 2010, compared to $225,275 during the six months ended June 30, 2009. Interest expense was incurred primarily due to interest expenses accrued on long term and short term debt. The decrease in interest expense was due primarily to the decrease in the principal amount of our debt for the six month period ended June 30, 2010, compared to the six month period ended June 30, 2009.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery at our leased factory in Jiangmen City, PRC. On June 30, 2010 we had cash and cash equivalents of $115,066, compared to $3,997 at December 31, 2009. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month. Therefore, we estimate that we will need approximately $900,000 over the next 12 months in order to continue our operations. We hope to be able to source most of this money from our sales revenue during the next 12 months.

As at June 30, 2010 we had a working capital deficit of $1,850,498, compared to a working capital deficit of $2,250,368 at December 31, 2009. The increase in working capital for the period was primarily financed by the issuance of shares for debts redemption and loans in the amount of HK$4,000,000 (approximately US$514,800) from Well Talent Technology Limited.

Cash Flow Used in Operating Activities

For the six months ended June 30, 2010 our operating activities provided net cash of $76,736, compared to $318,305 used for the six months ended June 30, 2009. The increase in cash outflow was primarily due to a reduction in trade deposits, decreases in receivables and increases in payables and accrual expense which were primarily due to better credit terms negotiated with suppliers.

Cash Flow Used in Investing Activities

For the six months ended June 30, 2010 investing activities used net cash of $30,645 compared to $39,245 for the six months ended June 30, 2009. The net cash used in investing activities was primarily due to the purchase of additional equipment for our factory.

Cash Flow Provided by Financing Activities

For the six months ended June 30, 2010, financing activities provided cash of $64,972 compared to $158,000 cash used for the six months ended June 30, 2009. The cash flow provided in financing activities was primarily from debt notes issuance.

During the six month period ended June 30, 2010, we engaged in the following financing transactions:

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

On April 22, 2010, we entered into a loan agreement with Well Talent Technology Limited, whereby Well Talent loaned HK$2,000,000 (approximately US$257,400) to us. Well Talent has the right to terminate or demand repayment at any time upon giving written notice to us. Notwithstanding this right, we must repay the loan within 6 months from the date of the loan, subject to the parties agreeing to a 3 month extension. There is no interest on the loan for the first six months and if the parties agree to the 3 month extension, the loan is subject to interest at a rate of 1% per month.

On June 3, 2010, we entered into another loan agreement with Well Talent, whereby Well Talent loaned additional HK$2,000,000 (approximately US$257,400) to us. The terms of this loan agreement are substantially the same as the loan agreement dated April 22, 2010.

Gerald Lau, our president and director, personally guaranteed to Well Talent on these two loans.

On June 25, 2010, a lender unrelated to our company loaned us a total of $400,000. As evidence of the loan, we have executed and delivered a promissory note in the principal amount of $400,000, to be paid on demand with interest at 0.5% per annum.

Capital Expenditures

During the three month period ended June 30, 2010, we spent $32,872 developing tailor made moulds for our production machines in order to manufacture our client’s products. As of June 30, 2010, we did not have any material commitments for capital expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We had a net loss for the six months ended June 30, 2010 of $243,070 and, on June 30, 2010 we had an accumulated deficit of $5,135,003 and a working capital deficit of $1,850,498. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

The future of our company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

Off-Balance Sheet Arrangements

Other than as disclosed below, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

On April 22, 2010, we entered into a loan agreement with Well Talent Technology Limited, whereby Well Talent loaned HK$2,000,000 (approximately US$257,400) to us. Well Talent has the right to terminate or demand repayment at any time upon giving written notice to us. Notwithstanding this right, we must repay the loan within 6 months from the date of the loan, subject to the parties agreeing to a 3 month extension. There is no interest on the loan for the first six months and if the parties agree to the 3 month extension, the loan is subject to interest at a rate of 1% per month.

On June 3, 2010, we entered into another loan agreement with Well Talent, whereby Well Talent loaned additional HK$2,000,000 (approximately US$257,400) to us. The terms of this loan agreement are substantially the same as the loan agreement dated April 22, 2010.

Gerald Lau, our president and director, personally guaranteed to Well Talent on these two loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

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

As of June 30, 2010, the end of the three-month period covered by this quarterly report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as disclosed in our annual reports on Form 10-K for the years ended 2007, 2008 and 2009, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us. There have been no material changes to the litigation described in our annual reports on Form 10-K for the years ended 2007, 2008 and 2009 during the six month period ended June 30, 2010 or from July 1, 2010 until the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

Our common shares are considered speculative during the development of our business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related to Our Business

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We made a net loss for the six months ended June 30, 2010 of $243,070 and, on June 30, 2010 we had an accumulated deficit of $5,135,003 and a working capital deficit of $1,850,498. We anticipate that we will continue to incur operating expenses that will only partially be offset by sales revenues. On June 30, 2010, we had cash of $115,060. Our average operating expenses is $75,000 per month. We estimate that our operating expenses over the next twelve months will be approximately $900,000. We are uncertain these expenses can be offset by our sales revenues. As we cannot assure a lender that our operation will become profitable, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the consolidated financial statements for the three-month period ended June 30, 2010, which are included in our quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Because our executive officers, directors and certain shareholder control a high percentage of our voting stock, such insiders may have the ability to influence matters affecting our shareholders.

Our executive officers and directors, in the aggregate, beneficially own 25.52% of the issued and outstanding shares of our common stock. In addition, Begonia Participation Corp. owns 1,900,000 shares of our common stock, 620,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. Each share of Series A Preferred Stock and each share of Series B Preferred Stock is entitled to 30 votes at any meeting of our stockholders and is convertible, at any time at the option of the holder, into 5 shares of our common stock. Therefore, Begonia Participation Corp. has approximately 55.64% of the voting power of our shareholders. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and Begonia Participation Corp. control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Risk Factors Related to the Proposed Sale of Our Subsidiaries

We will incur certain costs in connection with the proposed sale of our subsidiaries, whether or not we complete it.

We expect to incur certain costs related to the proposed sale of our subsidiaries. These expenses include financial advisory, legal and accounting fees and expenses, filing fees, and other related charges. We may also incur additional unanticipated expenses in connection with the transaction. A portion of the costs related to the proposed sale, such as legal and accounting fees, will be incurred regardless of whether the transaction is completed. These expenses may affect our business operations going forward.

Failure to complete the proposed sale of our subsidiaries could negatively impact our stock price and future business and operations.

If the proposed sale of our subsidiaries is not completed for any reason, we may be subject to a number of material risks, including the following:

  we may be required to pay the liabilities of our subsidiaries and not have the funds to do so;

  the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the proposed sale will be completed; and

  we must pay our accrued costs related to the proposed sale, such as legal and accounting fees, even if the proposed sale is not completed.

We expect that we will be dependant on Well Talent Technology Limited to obtain our products.

If the transactions contemplated under the share purchase agreement dated July 9, 2010 with Well Talent Technology Limited are completed, we expect that we will be dependant on Well Talent to supply our products under the distribution agreement contemplated by the share purchase agreement. Failure by Well Talent to supply products, for whatever reason, would adversely affect our profit margins and our ability to deliver our products to our customers. We will have no control over Well Talent and hence the quality of our product. Further, the proposed distribution agreement will be terminated 12 months after the entry. If Well Talent does not renew the proposed distribution agreement, we may be unable to obtain any products for resale.

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

10.2	Agreement dated effective November 13, 2006 with Glory Team Industrial Ltd. and Eddie Chou S. Hou (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2006)

10.3	Share Exchange Agreement dated January 5, 2007 among our company, Roots, the Stockholders, Chou and Chiu (incorporated by reference from our Current Report on Form 8-K filed on January 11, 2007)

10.4	Agreement for Transfer of State-Owned Land Usage Right (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.5	Factory Leasing Agreement – Translation (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.6	Roots’ Tenancy Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 2, 2007)

10.7

Sales and Purchase of Machinery, Technical Assistance and Factory Management Agreement dated August 19, 2007 between our company and Tayna Environmental Technology Co. Limited (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 21, 2007)

10.8

Distribution Agreement dated July 26, 2007 between our wholly owned subsidiary, Roots Biopack Limited and Packagegroup Moonen (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.9

Boiler Project Contract dated June 28, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Dongguan Hongyuan Boiler Equipments Co., Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.10

Construction Project Agreement dated June 11, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Li Bailia (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.11

Compressor Project Contract dated June 6, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Sky Blue (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.12

Debt Settlement and Subscription Agreement dated August 1, 2007 between our company and Begonia Participation Corp. (incorporated by reference from our Quarterly Report on Form 8-K filed on August 20, 2007)

10.13	Share Cancellation Agreement dated February 17, 2009 between our company and Eddie Chou (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.14	Share Cancellation Agreement dated February 17, 2009 between our company and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.15	Share Cancellation Agreement dated February 17, 2009 between our company and Legend View Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.16	Land Purchase Settlement Agreement dated April 8, 2008 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

10.17

Cancellation Agreement dated March 30, 2008 between Roots Biopack Group Limited and Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on April 3, 2008)

10.18

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

10.20	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)

10.21	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.22	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.23	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.24	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.25	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.26	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.27	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.28	Subscription Agreement with Manzanis Business Inc. dated April 8, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009)

10.29	Subscription Agreement with K.A. Erdmann dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.30	Subscription Agreement with Scharfe Holdings Inc. dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.31	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 12, 2009)

10.32*	Subscription Agreement with Keiand Capital Corp. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009)

10.33	Promissory Note dated September 1, 2009 with Creative Mind Assets Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 2, 2009)

10.34	Promissory note dated June 25, 2010 with Trilane Limited (incorporated by reference from our Current Report on Form 8-K filed on June 29, 2010)

10.35*	Share Purchase Agreement dated July 9, 2010 between Biopack Environmental Limited and Well Talent Technology Limited

10.36*	Loan Agreement dated April 22, 2010 between Biopack Environmental Limited, Well Talent Technology Limited, Gerald Lau

10.37*	Loan Agreement dated June 3, 2010 between Biopack Environmental Limited, Well Talent Technology Limited, Gerald Lau

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 15, 2003)

(21)	Subsidiaries

Roots Biopark Limited, incorporated in Hong Kong

Roots Biopack (Intellectual Property) Limited, incorporated in Hong Kong

Jiangmen Roots Biopack Ltd., incorporated in PRC

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
Date: August 12, 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 12, 2010