Form 10-K/A
period 2009-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2010-10-12
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

We are filing this amendment to amend our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010. We are filing this amendment to add the description of the liquidation of certain dormant subsidiary during the fiscal year ended December 31, 2009 in the notes to the financial statements and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Gain on disposal of subsidiaries

On September 18 2009, the Company has disposed Roots Biopack Group Limited, a wholly owned subsidiary, incorporated in British Virgin Island, by liquidation. There are 3 wholly owned subsidiaries under Roots Biopack Group Ltd. Limited, namely Eglinton Group Limited, Expert Results Group Limited and Roots Biopack Limited. All of them have been dormant since January 1, 2009. Roots Biopack Group Limited has an accumulated loss of $929,617 as at the liquidation date. Upon the completion of the liquidation, the Company write back gain of $2,083,487 as a result of the liquidation.

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

The notes on pages 6 to 26 are an integral part of these consolidated financial statements

3

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED BALANCE SHEETS
AT 31 DECEMBER 2009 AND 2008
(CONTINUED)

	Notes	2009	2008
		$	$
EQUITY
Capital and reserves
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,620,000 shares issued and outstanding	16	1,620	1,620
Common stock, $0.0001 par value, 50,000,000 shares authorized; 34,391,188 shares issued and outstanding	16	3,438	2,483
Additional paid-in capital		4,082,773	3,557,227
Stock issued at less than par value		(2,683)	(2,683)
Accumulated other comprehensive income		226,700	170,621
Accumulated losses		(4,891,933)	(5,759,480)

TOTAL EQUITY		(580,085)	(2,030,212)

TOTAL EQUITY AND LIABILITIES		2,653,576	3,231,295

The notes on pages 6 to 26 are an integral part of these consolidated financial statements

4

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED 31 DECEMBER 2009 AND 2008

	Notes	2009	2008
		$	$

Turnover		921,281	793,474
Cost of sales		(828,607)	(775,588)

Gross profit		92,674	17,886

General and administrative expenses		(1,071,804)	(1,040,706)
Depreciation		(218,322)	(65,305)

Loss from operations		(1,197,452)	(1,088,125)

Other income		159,000	14,278
Gain on disposal of subsidiaries	14	2,083,487	-
Finance cost		(177,488)	(793,483)

PROFIT/(LOSS) BEFORE TAX		867,547	(1,867,330)
Income tax	15	-	-

NET PROFIT/(LOSS) FOR THE YEAR		867,547	(1,867,330)

Earnings/(loss) per share		0.03	(0.10)
Weighted average common shares outstanding		26,801,863	19,241,414

Diluted earnings/(loss) per share		0.02	(0.10)
Diluted weighted average common shares outstanding		37,329,307	19,241,414

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

14.	GAIN ON DISPOSAL OF SUBSIDIARIES

On September 18 2009, the Company has disposed Roots Biopack Group Limited, a wholly owned subsidiary, incorporated in British Virgin Island, by liquidation. There are 3 wholly owned subsidiaries under Roots Biopack Group Ltd. Limited, namely Eglinton Group Limited, Expert Results Group Limited and Roots Biopack Limited. All of them have been dormant since January 1, 2009. Roots Biopack Group Limited has an accumulated loss of $929,617 as at the liquidation date. Upon the completion of the liquidation, the Company write back gain of $2,083,487 as a result of the liquidation.

15.	INCOME TAX

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

24
BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN UNITED STATES OF AMERICA)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31 DECEMBER 2009

16.	SHARE CAPITAL (CONTINUED)

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

25
BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN UNITED STATES OF AMERICA)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31 DECEMBER 2009

16.	SHARE CAPITAL (CONTINUED)

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

26
BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN UNITED STATES OF AMERICA)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31 DECEMBER 2009

16.	SHARE CAPITAL (CONTINUED)

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

17.	SUBSEQUENT EVENTS

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
Date: October 8 , 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: October 8 , 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 8 , 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: October 8 , 2010

By: /s/ James Yiu Yeung Leung
James Yiu Yeung Leung
Director
Date: October 8 , 2010