Form 10-Q
period 2010-09-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2010-11-17
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,035,687 common shares issued and outstanding as of November 12, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions Inc.

Unaudited

Consolidated Financial Statements

For the Nine Months Ended
September 30, 2010 and 2009

(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	Sept 30, 2010	December 31, 2009
Assets
Current assets
Cash and Cash equivalents	$149,945	$3,997
Accounts receivables	119,212	103,375
Prepaid expenses and other receivables	150,450	141,233
Inventory	109,065	100,725
Total current assets	528,672	349,330

Property and equipment	2,028,231	2,139,536
Construction in progress	115,122	111,747
Deposits	51,551	52,963
Total assets	2,723,576	2,653,576

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,101,443	1,294,304
Due to Shareholders & Directors	794,676	21,761
Short Term Debt	808,418	1,336,596
Total current liabilities	2,704,537	2,652,661

Long Term Liabilities
Long term debt	60,000	331,000
Due to related parties	250,000	250,000
Total long term liabilities	310,000	581,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized; 1,620,000 shares issued and outstanding	1,620	1,620
Common stock $.0001 par value 50,000,000 shares authorized; 41,035,687 shares issued and outstanding	4,102	3,438
Additional paid-in capital	4,939,108	4,082,773
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	281,872	226,700
Retained Earnings	(5,514,980)	(4,891,933)

Total stockholders' equity	(290,961)	(580,085)

Total liabilities and stockholders' equity	$2,723,576	$2,653,576

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
September 30, 2010 and 2009

	Unaudited		Unaudited
	Three months ended		Nine months ended
	Sept 30,		Sept 30,
	2010	2009	2010	2009

Revenues	$101,896	$204,965	$276,623	$868,463
Cost of Sales	104,956	230,098	356,362	1,077,246
Gross Profit/(Loss)	(3,060)	(25,133)	(79,739)	(208,783)

General and administrative	314,409	192,851	711,105	577,991
Depreciation and amortization	51,162	31,254	151,026	42,293
Total operating expenses	365,571	224,105	862,131	620,284

Income from operations	(368,631)	(249,238)	(941,870)	(829,067)

Other Income (expense)
Other Income	-	-	363,807	-
Gain/(Loss) on disposal of Asset	-	-	(10,882)	651
Finance cost	(11,346)	(82,418)	(34,102)	(307,693)
PROFIT/(LOSS) BEFORE TAX	(379,977)	(331,656)	(623,047)	(1,136,109)

Income tax	-	-	-	-
NET PROFIT/(LOSS) FOR THE PERIOD	$(379,977)	$(331,656)	$(623,047)	$(1,136,109)

Earnings/(Loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average common shares outstanding	41,032,849	27,471,106	39,969,364	25,724,735

Diluted Earnings/(Loss) Per Share	(0.01)	(0.01)	(0.02)	(0.04)
Diluted Weighted Average Common Shares Outstanding	41,032,849	27,471,106	39,969,364	25,724,735

Biopack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash flow

	Nine months ended
	Sept 30,
	2010	2009
Cash flows from operating activities
Net income	$(623,047)	$(1,136,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151,026	42,293
Write down in value of assets	10,882	-
Interest expenses accrual	34,102	168,709
Other comprehensive income (loss)	55,172	(200,147)
Changes in assets and liabilities:		-
Accounts receivable and other receivable	(15,837)	(31,713)
Prepaid expenses	(9,217)	147,892
Amount from / (to) related parties	772,915	(411,644)
Inventories	(8,340)	308,663
Deposits	1,412	2,397
Accounts payable and accruals	(226,963)	1,112,578
Taxes Payable	-	(237,047)
Net cash Provided by (used in) operating activities	142,105	(234,128)
Cash flow from investing activities
Purchase of property and equipment	(50,603)	(97,434)
Construction in progress	(3,375)	62,751
Net cash used in investing activities	(53,978)	(34,683)
Cash flow from financing activities
Proceeds from notes payable	-	50,000
Proceeds from Debentures Issuance	-	174,000
Debts Redemption	(799,178)	-
Additional Paid Up Capital	856,335	-
Common stock $.0001 par value		370
Common stock issued to retire debts	- 664	(71,370)
Net cash used by financing activities	57,821	153,000
Net change in cash	145,948	(115,811)
Cash, beginning	3,997	128,039
Cash, ending	$149,945	$12,228

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

(c)      Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2010, the Company had cash and cash equivalents of $149,945.

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

(h)      Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of September 30, 2010.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”, (Formerly known as interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)). ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the period ended September 30, 2010. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favourably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

3. Property, Plant and Equipment, net

Cost	30.9.2010	31.12.2009
Leasehold improvements	$378,107	389,564
Motor Vehicles	48,001	47,616
Office furniture and equipment	35,521	36,349
Computer equipment	12,969	13,020
Plant and Machinery	2,003,575	1,951,903
	2,478,173	2,438,452
Accumulated depreciation	(449,942)	(298,916)
	$2,028,231	2,139,536

Depreciation expense for the nine month ended September 30, 2010 was $151,026.

(b) Construction in progress

	Nine months Ended	Year Ended
	30.9.2010	31.12.2009
Opening	$111,747	174,426
Additions	3,375	16,002
Transfer to plant and Machinery	-	(1,422)
Transfer to lease hold improvement	-	(77,259)
Closing	$115,122	111,747

Construction in progress represents the expenditure incurred in the development project of a manufacturing plant by a subsidiary in Jiangmen, PRC. As of September 30, 2010, the Company had a balance of $115,122 on the construction. These costs are included on the balance sheet as property, plant and equipment costs. No depreciation will be provided until the plant is completed and operating. No interest has been capitalized in construction in progress for the nine months ended September 30, 2010.

The Company believes that the carrying amount of construction in progress is approximate to its fair value.

4. Inventories

The Company’s inventory consists of raw materials held for production. As of September 30, 2010, the Company’s subsidiary in Jiangmen, PRC held inventory of $109,065.

5. Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables	30.09.2010	31.12.2009
0 – 30 days	$119,212	2,990
Over 30 days	-	100,385
	$119,212	103,375

As of September 30, 2010, the Company’s subsidiaries had total receivables of $119,212. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6. Prepaid expenses and other receivables

	30.09.2010	31.12.2009
Prepaid expenses	$143,613	124,029
Other receivables	6,837	17,204
	$150,450	141,233

7. Accounts payable and accrued expenses

	30.9.2010	31.12.2009
Accrued expense and other payables	$835,184	935,264
Accounts payables	266,259	359,040
	$1,101,443	1,294,304

8. Due to Shareholders & Directors

	30.9.2010	31.12.2009
Amounts due to Directors	$794,676	21,761
	794,676	21,761

Directors of the Company have advanced $794,676 in the form of unsecured, non-interest bearing advances with repayment on demand.

9. Loans payable

	30.9.2010	31.12.2009
Short Term Loan	$808,418	1,336,596

As at September 30, 2010, the Company has short term loans on demand of $808,418. The loans bear interest at the rate of 0.5% to 6% per annum.

Long Term Loan

	30.09.2010	31.12.2009
Convertible Debts Issued to Non Related Party	$60,000	331,000
Convertible Debts Issued to a Director	250,000	250,000
	$310,000	581,000

Convertible Debts

	30.09.2010	31.12.2009
Opening Balance of Convertible Debts	581,000	790,000

Plus: Convertible debentures issued during the period	-	374,000
Less: Debentures converted to common shares	271,000	583,000

Closing Balance of Convertible Debts	310,000	581,000

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

10. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company had a loss for the nine month period ended September 30, 2010 of $623,047 and, on September 30, 2010 it had an accumulated deficit of $5,514,980 and a working capital deficit of $2,175,865. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

12. Commitments and Contingencies

(a) Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in Hong Kong and PRC during the Nine months Ended September 30, 2010:

	30.9.2010	31.12.2009
Premises	$153,929	234,117

At September 30, 2010, the Company had outstanding commitments for future minimum lease payments under non-cancellable operating leases in respect of premises and land use rights in PRC, which fall due as follows:

	30.9.2010	31.12.2009
Within one year	$191,281	181,915
In the second to fifth years, inclusive	739,600	753,432
After five years	1,186,442	1,475,877
	$2,117,323	2,411,224

Operating leases relate to the Company’s manufacturing premises in PRC with a lease term of 15 years from 1 March 2007, with an option to extend the term. The Company does not have an option to purchase the leased asset at the expiry of the lease period.

(b) Capital Commitments

	30.9.2010	31.12.2009

Contracted for but not provided for Construction projects in PRC	$51,256	51,256

13. Related Party Transactions

Amount due to related parties

	30.9.2010	31.12.2009
LAU Kin Chung, Gerald – Director	778,794	8,399
Sean Webster – Director	15,882	13,362

	794,676	21,761

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

No deferred tax is recognized in the consolidated balance sheets as of September 30, 2010.

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

We manufacture our products in our own factory, known as Jiangmen Roots Biopack Ltd., which is located in Jiangmen City in the PRC.

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

  by way of cash payment of HK$2,800,000 (approximately US$360,360); and

  by way of cancellation of the loans in the amount of HK$4,000,000 (approximately US$514,800) advanced by Well Talent to Biopack Environmental Limited.

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

Result of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

During the three months ended September 30, 2010 we had a net loss of $379,977, compared to net loss of $331,656 for the three months ended September 30, 2009. The increase in net loss for the three months ended September 30, 2010, was primarily due to increased general and administrative expenses compared to the same period in 2009.

Our loss from operation was $368,631 for the three months ended September 30, 2010 compare to $249,238 for the three months ended September 30, 2009. The increase in the amount of our operating loss was due primarily to increased general and administrative expenses compared to the same period in 2009.

Net Sales and Cost of Sales

Net sales for the three months ended September 30, 2010 were $101,896, compared to net sales of $204,965 for the three months ended September 30, 2009. The decrease in sales is primarily attributable to the slowing down of the European economy.

Cost of sales for the three months ended September 30, 2010 was $104,956, which provided a gross loss of $3,060, compared to cost of sales of $230,098 for the three months ended September 30, 2009, which provided a gross loss of $25,133 for the three months ended September 30, 2009. The gross loss is primarily due to the increasing raw material price in China as well as increasing labour cost in China due to the stimulation package China government has injected into the infrastructure projects which created a shortage of labour force.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $365,571, compared to $224,105 for the three months ended September 30, 2009. The increase in operating expenses was due to the increase in general and administrative expenses as a result of less sales and marketing expenses.

Our general and administrative expenses for the three months ended September 30, 2010 were $314,409 compared to $192,851 for the three months ended September 30 2009. The increase in general and administrative expenses in 2010 was primarily due to increasing sales and marketing expenditures compare to the same period in 2009.

Our depreciation expenses for the three months ended September 30, 2010 were $51,162 compare to $31,254 for the three months ended September 30, 2009. The increase in depreciation expenses was due to the fact that we have now manufactured most of our product by our own factory facility rather than OEM compare to the three months ended September 30, 2009.

Our legal and professional expenses for the three months ended September 30, 2010 were $27,141, compared to $7,271 for the three months ended September 30, 2009. The increase in legal and professional expenses is mainly due to the additional requirement related to U.S. SEC regulatory compliance.

Interest Expenses

We incurred interest expense of $11,346 during the three months ended September 30, 2010, compared to $82,418 during the three months ended September 30, 2009. Interest expense was incurred primarily due to interest expenses accrued on long term and short term debt. The decrease in interest expense was due primarily to the decrease in the principal amount of our debt for the three month period ended September, 2010, compared to the three month period ended September 30, 2009.

Result of Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010 we had a net loss of $623,047, compared to net loss of $1,136,109 for the nine months ended September 30, 2009. The decrease in net loss for the nine months ended September 30, 2010, was contributed by other income of $363,807 which was primarily due to over accrued interest expense in previous period being written back.

Our loss from operation was $941,870 for the nine months ended September 30, 2010 compared to $829,067 for the nine months ended September 30, 2009. The increase in the amount of our operating loss was due primarily to the increase in sales and marketing expenses.

Net Sales and Cost of Sales

Net sales for the nine months ended September 30, 2010 were $276,623, compared to net sales of $868,463 for the nine months ended September 30, 2009. The decrease in sales is primarily attributable to the slowing down of the European economy.

Cost of sales for the nine months ended September 30, 2010 was $356,362, which provided a gross loss of $79,739, compared to cost of sales of $1,077,246 for the nine months ended September 30, 2009, which provided a gross loss of $208,783 for the nine months ended September 30, 2009. The gross loss is primarily due to the increasing raw material price in as well as increasing labour cost in China due to the stimulation package China government has injected into the infrastructure projects which created a shortage of labour force.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $862,131, compared to $620,284 for the nine months ended September 30, 2009. The increase in operating expenses was due to the increase in general and administrative expenses as well as depreciation expenses.

Our general and administrative expenses for the nine months ended September 30, 2010 were $711,105 compared to $577,991 for the nine months ended September 30 2009. The increase in general and administrative expenses in 2010 primarily contributed by our sales and marketing expenditures as a result of our efforts to include the North America market in addition to the European market.

Our depreciation expenses for the nine months ended September 30, 2010 were $151,026 compare to $42,293 for the nine months ended September 30, 2009. The increase in depreciation expenses was due to the fact that we have now manufactured most of our product by our own factory facility rather than OEM compared to the nine months ended September 30, 2009.

Our legal and professional expenses for the nine months ended September 30, 2010 were $48,385, compared to $27,359 for the nine months ended September 30, 2009. The increase in legal and professional expenses is mainly due to the additional requirement related to U.S. SEC regulatory compliance.

Interest Expenses

We incurred interest expense of $34,102 during the nine months ended September 30, 2010, compared to $307,693 during the nine months ended September 30, 2009. Interest expense was incurred primarily due to interest expenses accrued on long term and short term debt. The decrease in interest expense was due primarily to the decrease in the principal amount of our debt for the nine month period ended September 30, 2010, compared to the nine month period ended September 30, 2009.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery at our leased factory in Jiangmen City, PRC. On September 30, 2010 we had cash and cash equivalents of $149,945 compared to $3,997 at December 31, 2009. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month. Therefore, we estimate that we will need approximately $900,000 over the next 12 months in order to continue our operations. We hope to be able to source most of this money from our sales revenue during the next 12 months.

As at September 30, 2010 we had a working capital deficit of $2,175,865, compared to a working capital deficit of $2,303,331 at December 31, 2009. The increase in working capital for the period was primarily financed by the issuance of shares for debts redemption.

Cash Flow Used in Operating Activities

For the nine months ended September 30, 2010 our operating activities provided net cash of $142,105, compared to $234,128 used for the nine months ended September 30, 2009. The increase in cash inflow was primarily due to increase in advances from related parties.

Cash Flow Used in Investing Activities

For the nine months ended September 30, 2010 investing activities used net cash of $53,978 compared to $34,683 for the nine months ended September 30, 2009. The net cash used in investing activities was primarily due to the purchase of additional equipment for our factory.

Cash Flow Provided by Financing Activities

For the nine months ended September 30, 2010, financing activities provided cash of $57,821 compared to $153,000 cash used in the nine months ended September 30, 2009. The cash flow provided in financing activities was primarily from debt notes issuance.

During the nine month period ended September 30, 2010, we engaged in the following financing transactions:

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

Capital Expenditures

During the three month period ended September 30, 2010, we spent $50,603 developing tailor made moulds for our production machines in order to manufacture our client’s products. As of September 30, 2010, we did not have any material commitments for capital expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We made a net loss for the nine months ended September 30, 2010 of $623,047 and, on September 30, 2010 we had an accumulated deficit of $5,514,980 and a working capital deficit of $2,175,865. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

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

On April 22, 2010, we entered into a loan agreement with Well Talent, whereby Well Talent loaned HK$2,000,000 (approximately US$257,400) to us. Well Talent has the right to terminate or demand repayment at any time upon giving written notice to us. Notwithstanding this right, we must repay the loan within 6 months from the date of the loan, subject to the parties agreeing to a 3 month extension. There is no interest on the loan for the first six months and if the parties agree to the 3 month extension, the loan is subject to interest at a rate of 1% per month.

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

As of September 30, 2010, the end of the quarterly period covered by this quarterly report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as disclosed in our annual reports on Form 10-K for the years ended 2007, 2008 and 2009, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us. There have been no material changes to the litigation described in our annual reports on Form 10-K for the years ended 2007, 2008 and 2009 during the nine month period ended September 30, 2010 or from October 1, 2010 until the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

Our common shares are considered speculative during the development of our business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related to Our Business

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We made a net loss for the nine months ended September 30, 2010 of $623,047 and, on September 30, 2010 we had an accumulated deficit of $5,514,980 and a working capital deficit of $2,175,865. We anticipate that we will continue to incur operating expenses that will only partially be offset by sales revenues. On September 30, 2010, we had cash and cash equivalents of $149,945. Our average operating expenses is $75,000 per month. We estimate that our operating expenses over the next twelve months will be approximately $900,000. We are uncertain these expenses can be offset by our sales revenues.

As we cannot assure a lender that our operation will become profitable, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the consolidated financial statements for the three-month period ended September 30, 2010, which are included in our quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

10.20	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)

10.21	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.22	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.23	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.24	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.25	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.26	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.27	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2009)

10.28	Subscription Agreement with Manzanis Business Inc. dated April 8, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009)

10.29	Subscription Agreement with K.A. Erdmann dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.30	Subscription Agreement with Scharfe Holdings Inc. dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.31	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 12, 2009)

10.32	Subscription Agreement with Keiand Capital Corp. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009)

10.33	Promissory Note dated September 1, 2009 with Creative Mind Assets Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 2, 2009)

10.34	Promissory note dated June 25, 2010 with Trilane Limited (incorporated by reference from our CurrentReport on Form 8-K filed on June 29, 2010)

10.35

Share Purchase Agreement dated July 9, 2010 between Biopack Environmental Limited and Well Talent Technology Limited (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 12, 2010)

10.36

Loan Agreement dated April 22, 2010 between Biopack Environmental Limited, Well Talent Technology Limited, Gerald Lau (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 12, 2010)

10.37

Loan Agreement dated June 3, 2010 between Biopack Environmental Limited, Well Talent Technology Limited, Gerald Lau (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 12, 2010)

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
Date: November 17, 2010

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: November 17, 2010