Form 10-K
period 2010-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2011-04-15
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes[ ]     No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[ ]     No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]     No[ ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ]     No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,787,590 based on a price of $0.10 per share, being the average bid and asked price of such common equity as of June 30, 2010.

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
Yes[ ]     No[ ]     N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,032,849 shares of common stock as of April 12, 2011.

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
Not Applicable

PART I

FORWARD LOOKING STATEMENTS.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 12 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Many of our obligations are payable in either Hong Kong dollars or in Renminbi (the currency of the People’s Republic of China). Throughout this document, we have converted those obligations from the native currency into U.S. dollars for purposes of making meaningful disclosure, though we have attempted to provide the amount paid in the native currency in parenthesis where appropriate. We have converted from Hong Kong dollars to U.S. dollars at a rate of 7.80 and from the Renminbi at a rate of 6.69. Both of these rates are based on the average 2010 closing middle market telegraphic transfer rates supplied by the Hang Seng Bank Limited.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Biopack Environmental Solutions Inc. and our wholly-owned subsidiaries. For your convenience, we have included a company organization chart on page 5, below.

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
Organization Structure as at 31.12.2010

On July 9, 2010, Biopack Environmental Limited, a wholly-owned subsidiary of Starmetro Group Limited, which is our wholly-owned subsidiary, entered into a share purchase agreement with Well Talent Technology Limited, a company incorporated in the British Virgin Islands, whereby Well Talent agreed to purchase:

  all of the issued and outstanding shares of Roots Biopark Limited (which wholly owns Jiangmen Roots Biopack Ltd.) and Roots Biopack (Intellectual Property) Limited; and

  the shareholder’s loan in the amount of HK$26,522,763.91 (approximately US$3,394,479) advanced by Biopack Environmental Limited to Roots Biopark Limited and the shareholder’s loan of HK$275,742.56 (approximately US$35,291) advanced by Biopack Environmental Limited to Roots Biopack (Intellectual Property) Limited.

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

Factory Development

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

During 2010, we signed an agreement to acquire fully automated “Bio-Coating” machines, and subsequently installed our first machine. These machines are designed to automate the entire coating application process, consolidating several steps and greatly increasing production efficiency. Each machine may be quickly and individually adjusted to suit the weight of coating required for the various types and sizes of products.  The introduction of these machines will not only allow Biopack to dramatically increase the volume of trays which can be coated, but will allow for a more consistent coating application. Previously, coated products were sprayed by hand. We also successfully modified one of our current production machines, which significantly increased its efficiency by reducing the total cycle time, eliminating the need for one of two brass molds and subsequently needed less electricity and workers to operate.

We plan to add eight more production machines by the end of 2011 to the existing 16 machines currently installed. Our plan contemplates that six of these new machines will be fully automated and two will be semi-automated. When the new machines have been installed, we would have a total of 24 production machines. We plan to set up four production lines of five fully automated machines each, with the four semi-automated machines operating separately. We have found that the semi-automated machines provide greater flexibility when using different mixes of product molds.

To accommodate the additional production capacity that these new machines will add to our factory, we also intend to add two additional mixing and pulping pools.

We also intend to modify all the existing machines to obtain greater production efficiencies, and add additional coating machines based on demand.

We estimate the cost of these improvements, including the new machines and the additional mixing and pulping pools, will be approximately $1,500,000. In addition, we believe that once all of the new machines are installed and in operation, we will need to add additional trimming machines but we cannot estimate the number needed until our expansion is complete. In the short term, we plan to handle any additional trimming needs by adding extra work shifts.

Over the next 12 months, we plan to increase sales of our existing products and add new products, including additional industrial packaging products and complementary products. Our plan is to focus on increasing European orders and expansion into the North American market and the coated tray market.

We continue to see a difference in the environmental packaging market. Although the European market has shown a preference for environmentally sensitive products for some time now, we believe that the current U.S. administration’s focus on green technology for both economic and environmental reasons continues to influence a shift away from more traditional packaging products such as those made from Styrofoam, which has actually been banned in a number of U.S. cities, towards environmentally friendly products like ours. We believe that our products and our company can benefit from this trend and a more tolerant level towards a higher price for fully biodegradable products, compared to non-environmentally friendly products.

Our sales and marketing team is located in Hong Kong. Through our sales and marketing team and our distributors, we supply our biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe, Latin America and Asia. During the calendar year 2009 we continued to focus on the expansion of our production capabilities expansion of marketing efforts, focusing on an expansion of our sales, primarily in North America. During the calendar year 2010 we continued to work on sales and marketing while increasing our production efficiencies at the factory. During the year, we made our first sales into the South African market, the Latin American market through a distribution agreement with Solupack Sistemas de Embalagens Ltda. and continued to work on developing current sales in Canada through a distribution contact with Packaging Logistics Incorporated and in Asia through continued sales to city’super, which is a high end supermarket chain with stores in Hong Kong and Taiwan.

Our most significant achievement of 2010 was the addition of our “Bio-Coating” machine, which took a great deal of time and effort to develop and install. This was following up on our first orders for coated trays in 2009, which we believe offers a significant new opportunity and market for our company. These product applications include large market segments such as frozen food and entrees, ready-made meals, fresh and frozen meat, cut fruit and vegetables, baked goods as well as the seafood market.

We also modified one of our current production machines to achieve significant efficiency increases. Current machines at the Roots Biopark in China operate on a three step process – a formation step and two heat pressing steps. They operate 5 machines per line. The newly modified machine has eliminated one of the heat press steps.  It also features an automatic stacker at the end of the process. The results are significant efficiency increases by reducing the total cycle time from approximately 60 seconds to 42 seconds, which allows for increased daily production and energy savings; which saves approximately 45kg of fuel and 115 Joule’s of electricity per day over the current machines; requires only one brass mold rather than two, which decreases costs to clients, who pay for the mold and it requires fewer workers, as previous stacking was done manually.

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

Pension Plan

We participate in a defined contribution pension plan under the Mandatory Provident Fund Schemes Ordinance for all our eligible employees in Hong Kong. The Mandatory Provident Fund Scheme is available to all employees aged 18 to 64 with at least 80 days of employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of our contributions together with accrued returns irrespective of their length of service with our company, but the benefits are required by law to be preserved until retirement age of 65. Our only obligation is to make the required contributions under the plan. The assets and the schemes are controlled by trustees and held separately from those of our company. Our total pension cost was $4,106 for the year ended December 31, 2010 and $5,848 for the year ended December 31, 2009.

Independent Testing

To ensure that our products meet health and safety and performance standards, we have them put through the tests described in the following table.

Criteria	Objectives / Purpose		Independent Testing Laboratories

Physical Performance Test	-	Temperature resistance, steamer, microwave	Hong Kong Standards and Testing
		and oven tests	Centre

	-	Water and oil proof tests	Hong Kong Standards and Testing
Centre
	-	Acid Resistance tests
Hong Kong Standards and Testing
Centre

Food Safety Tests	-	Microbiological Tests, Coliform Bacteria,	SGS Hong Kong Limited
Pesticides Residues, Moulds and Yeasts
Tests

	-	Overall Migration Test	SGS Hong Kong Limited

	-	Heavy Metals Analysis,	SGS Hong Kong Limited

	-	Hong Kong Q-Mark Product Award	Hong Kong Q-Mark Council

Biodegradability	-	ASTM D6400 (USA), DIN V 54900 and	DIN CERTCO, Belgium
DIN EN 13432 (European Countries)

	-	OK Compost and OK Compost Home
		Conformity Marks	AIB-Vincotte, Belgium

	-	Hong Kong Green Label Scheme	Hong Kong Green Council

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

Employees

We currently have 56 full time and no part time employees. Of these, 4 work in our Hong Kong administrative offices and 52 work in our Biopark factory in Jiangmen City, PRC.

ITEM 1A. RISK FACTORS.

Our audited annual consolidated financial statements have been prepared assuming that we will continue as a going concern.

We had net loss for the year ended December 31, 2010 of $2,384,990. On December 31, 2010, we had an accumulated deficit of $7,276,923 and a working capital deficit of $2,172,812. We anticipate that we will continue to incur operating expenses that will only partially be offset by operating revenues unless and until we increase our production capabilities and begin producing enough products to become profitable. On December 31, 2010, we had cash of $97,888. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month and we plan to spend approximately $1,500,000 to add additional production capacity to our Biopark facility. Therefore, we estimate that we will need approximately $1,900,000 over the next 12 months in order to continue our operations and make additions to the Biopark facility. Although we believe that we will be able to pay some of these expenses from our sales revenue, we believe that we will need to raise additional funds to meet all of our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully increase our production capabilities and begin profitable operations, we will probably find it difficult to raise debt financing from traditional lending sources.

We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate and improve our production capabilities, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2010, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

To eliminate the financial obligation and burn rate of our factory however, we are taking steps to hold a special meeting, where our stockholders will be asked consider and vote on the resolution to approve the sale (the “Sale”) of all of our shares of Roots Biopark Ltd. (“RBL”) and Roots Biopack (Intellectual Property) Limited (“BPIPL”) and certain shareholder’s loans held by Biopack Environmental Limited (the “Vendor”) to Well Talent Technology Limited (the “Purchaser”) pursuant to a share purchase agreement dated as of July 9, 2010 (the “Share Purchase Agreement”). The proposed Sale would remove our factory and its manufacturing operations from our company along with the associated large operating expenses. The factory operations historically represented the majority of the total operational expenses for our company (historically, the factory operations have accounted for approximately 65-66% of total operational expenses). The Sale will allow us to focus on promoting and selling biodegradable food container and packaging products. After the Sale, we will continue to promote and sell biodegradable food container and packing products but will not longer be involved in the manufacturing of those products. Further, if we do not complete the Sale, it is unlikely that we will be able to continue as a going concern.

In November, 2010 we stopped production at the Biopark facility to reduce expenditures and cash burn, as we try to complete its sale. Therefore we have not been able to generate revenues or sales, and are in danger of losing all of our clients. During this time we have not been able to raise any additional funds through the public market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Offices

Our head office is located at Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is (852) 3586-1383. Our facsimile number is (852) 3586-2366. We lease this space, which consists of approximately 553 square feet, from an unrelated third party for the sum of approximately $1,278 per month (HK$ 9,954) for a term of one year expiring March 10, 2011. While this lease expired on March 10, 2011, we still maintain our head office at this location.

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

The table reproduced below provides a summary of our lease commitments:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Dragon Trade (H.K.) Ltd	Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong	$1,278	11/3/2010 - 10/3/2011	Biopack Environmental Ltd. (HK)
CHENG, Jin Yao	No.3, Yangjiaokeng Industrial District, Tingyuan Village, Duruan Town, Jiangmen City, PRC	$14,908	01/03/2007 - 28/2/2022	Jiangmen Roots Biopack Ltd. (China)

Twelve Months Ending	Future Minimum
December 31:	Lease Payments
$
December 31, 2011	182,730
December 31, 2012	178,897
December 31, 2013	178,897

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

The following quotations obtained from the OTC Bulletin Board reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2010	$0.18	$0.01
September 30, 2010	$0.10	$0.01
June 30, 2010	$0.19	$0.10
March 31, 2010	$0.68	$0.15
December 31, 2009	$0.58	$0.46
September 30, 2009	$0.52	$0.25
June 30, 2009	$0.25	$0.10
March 31, 2009	$0.22	$0.08

On April 12, 2011, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.02 Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is 718.627.4453. Their fax number is 718.627.6341.

Holders of our Common Stock

As of April 12, 2011, there were approximately 1,408 registered holders of record of our common stock. As of such date, 41,032,849 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

Since the beginning of the fourth quarter of our fiscal year ended December 31, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information for the fiscal year end December 31, 2010;

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2010.

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

  all of the issued and outstanding shares of Roots Biopark Limited (which wholly owns Jiangmen Roots Biopack Ltd.) and Roots Biopack (Intellectual Property) Limited; and

  the shareholder’s loan in the amount of HK$26,522,763.91 (approximately US$3,394,479) advanced by Biopack Environmental Limited to Roots Biopark Limited and the shareholder’s loan of HK$275,742.56 (approximately US$35,291) advanced by Biopack Environmental Limited to Roots Biopack (Intellectual Property) Limited.

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

Result of Operations for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

During the year ended December 31, 2010 we had a net loss of $2,384,990, compared to net profit of $867,547 for the year ended December 31, 2009. The increase in net loss for the year ended December 31, 2010, was primarily due to a one off gain on disposal of subsidiaries for the same period in 2009 which didn’t recur for the year ended December 31, 2010.

Result of continuing operations

Our Hong Kong office which perform the sales, marketing and distribution functions is the continuing operations of our group. We buy products from our factory in China, the subsidiary held for sale, at the market rate and sell to our customers in Europe, North America and other regions.

Our loss from continuing operation was $468,972 for the year ended December 31, 2010 compared to $426,441 for the year ended December 31, 2009. The increase in the amount of our operating loss was due primarily to decreased revenue and gross profit compared to the same period in 2009.

Net Sales and Cost of Sales

Net sales for the year ended December 31, 2010 were $364,417, compared to net sales of $921,281 for the year ended December 31,2009. The decrease in sales is primarily attributable to the slowing down of the European economy.

Cost of sales for the year ended December 31, 2010 was $328,215, which provided a gross profit of $36,202, compared to cost of sales of $803,729 for the year ended December 31, 2009, which provided a gross profit of $117,552 for the year ended December 31, 2009. The decrease in gross profit is primarily due to the increase in the market price of the product we bought from our factory in China, the subsidiary held for sale. The rising inflation rate in China was the main contributor for increased price of the product exported from China.

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $505,174, compared to $543,993 for the year ended December 31, 2009. The decrease in operating expenses was due to the decrease in general and administrative expenses as a result of decreased audit and consultancy expenses.

Our general and administrative expenses for the year ended December 31, 2010 were $490,286 compared to $537,063 for the year ended December 31, 2009. The decrease in general and administrative expenses in 2010 was primarily due to decrease audit and consultancy expenses compared to the same period in 2009.

Our depreciation expenses for the year ended December 31, 2010 were $3,991 compare to $6,930 for the year ended December 31, 2009. Most of our continuing operations assets are office equipment with low value.

Our legal and professional expenses for the year ended December 31, 2010 were $68,858, compared to $42,705 for the year ended December 31, 2009. The increase in legal and professional expenses is mainly due to the additional requirement related to U.S. SEC regulatory compliance and responding to the comments from the SEC related to our proposed sale of subsidiaries.

Interest Expenses

We incurred interest expense of $45,459 during the year ended December 31, 2010, compared to $177,489 during the year ended December 31, 2009. Interest expense was incurred primarily due to interest expenses accrued on long term and short term debt. The decrease in interest expense was due primarily to the decrease in the principal amount of our debt for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Result of discontinued operations of the three subsidiaries held for sale

The three discontinued subsidiaries held for sale have incurred a loss of $2,146,386 for the year ended December 31, 2010, compared to loss of $771,010 for the year ended December 31, 2009. The increase in the loss is primarily due to the impairment loss on the plant and machinery to reflect the fair value of the fixed asset in the factory. The loss in the manufacturing operations in our factory in China is mainly due the fact that the production level hasn’t reached the economy of scale to generate operating profit.

The general economic environment also had a negative impact on the operating result, including the increasing raw material price in China as a result of the draught happened in 2009, as well as increasing labour cost in China due to the stimulation package China government has injected into the infrastructure projects which created a shortage of labour force for 2010.

Capital Expenditures

During the year ended December 31, 2010, the bulk of our capital expenditure was focused on the development of our Biopark production facility. We have invested $93,320 on plant and equipment for the year ended December 31, 2010 compared to $266,629 for the year ended December 31, 2009. As of December 31, 2010, we do not have any material commitments for capital expenditures.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery at our leased factory in Jiangmen City, PRC. On December 31, 2010 we had cash and cash equivalents of $97,888 compared to $3,997 at December 31, 2009. We estimate that our operating expenses over the next 12 months will be approximately $75,000 per month. Therefore, we estimate that we will need approximately $900,000 over the next 12 months in order to continue our operations. As at December 31, 2010 we had a working capital deficit of $2,172,812, compared to a working capital deficit of $2,129,494 at December 31, 2009. The increase in working capital for the period was primarily financed by the issuance of shares for debts redemption.

The sale of all of the issued and outstanding shares of Roots Biopark Limited and Roots Biopack (Intellectual Property) Limited to Well Talent Technology Limited is a course of action that we propose to take to address our funding shortfalls. Also as discussed below under the section entitled “Cash Flow Provided by Financing Activities”, we obtained the loans from Well Talent and others to address our funding shortfalls. We expect our operating expenses would dramatically decrease after the sale of the subsidiaries to Well Talent as the factory operations historically represented the majority of the total operational expenses for our company (historically, the factory operations have accounted for approximately 65-66% of total operational expenses). We hope that removing the factory operations from our company would allow our company to continue operating more efficiently since we expect to concentrate on the sales, marketing and distribution activities without being responsible for the large expenses associated with the factory operations. If we cannot complete the sale, we hope to be able to source most of this money from our sales revenue during the next 12 months, but it is likely that we will be forced to wind up our

Cash Flow Used in Operating Activities

For the nine months ended December 31, 2010 our operating activities provided net cash of $485,357, compared to $908,510 used for the year ended December 31, 2009. The decrease in cash inflow was primarily due to decrease in advances from related parties.

Cash Flow Used in Investing Activities

For the year ended December 31, 2010 investing activities used net cash of $99,559 compared to $203,950 for the year ended December 31, 2009. The net cash used in investing activities was primarily due to the purchase of additional equipment for our factory.

Cash Flow Provided by Financing Activities

For the year ended December 31, 2010, financing activities provided cash of $678,807 compared to $828,602 cash used in the year ended December 31, 2009. The cash flow provided in financing activities was primarily from debt notes issuance.

During the year ended December 31, 2010, we engaged in the following financing transactions:

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

Capital Expenditures

During the year ended December 31, 2010, the bulk of our capital expenditure was focused on the development of our Biopark production facility. We have invested $93,320 on plant and equipment for the year ended December 31, 2010 compared to $266,629 for the year ended December 31, 2009. As of December 31, 2010, we do not have any material commitments for capital expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We made a net loss for the year ended December 31, 2010 of $2,384,990 and, on December 31, 2010 we had an accumulated deficit of $7,276,923 and a working capital deficit of $2,172,812. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

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

On August 19, 2010, we entered into a loan from Mr. Sean Leigh Webster our director in the form of unsecured, non-interest bearing advances with no due date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIOPACK ENVIRONMENTAL SOLUTIONS INC.

(INCORPORATED IN THE UNITED STATES OF AMERICA)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED 31 DECEMBER 2010

C O N T E N T S

(All Amounts in United States Dollars unless otherwise stated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN THE UNITED STATES OF AMERICA WITH LIMITED LIABILITY)

We have audited the accompanying consolidated balance sheets of Biopack Environmental Solutions Inc. and its subsidiaries, as of 31 December 2010 and 2009, and the related consolidated statements of operations, change in shareholders’ equity and cash flows for each of the three years in the period ended 31 December 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopack Environmental Solutions Inc. and its subsidiaries as of 31 December 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended 31 December 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 9 to the financial statements conditions exist which raise substantial doubt about the company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Managements’ plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED BALANCE SHEETS
AT 31 DECEMBER 2010

	Notes	2010	2009
		$	$
NON-CURRENT ASSETS
Plant and equipments	3	2,716	16,991
Deposits		4,832	7,484

		7,548	24,475

CURRENT ASSETS
Prepaid expenses and other receivables	4	380	10,000
Accounts receivable	5	4,903	103,375
Cash and cash equivalents		97,804	3,817

		103,087	117,192
Assets of three subsidiaries classified as held for sale 15		905,532	2,511,909

		1,008,619	2,629,101

TOTAL ASSETS		1,016,167	2,653,576

EQUITY AND LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	6	671,003	896,728
Amounts due to directors	7	787,060	13,362
Short term loans	8	817,836	1,336,596

		2,275,899	2,246,686
Liabilities of three subsidiaries
classified as held for sale	15	432,679	405,975

		2,708,578	2,652,661

NON-CURRENT LIABILITIES
Long term debt	8	60,000	331,000
Long term debt from a shareholder	8	250,000	-
Long term debt from a director	8	-	250,000

TOTAL NON-CURRENT LIABILITIES		310,000	581,000

The notes on pages 7 to 23 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED BALANCE SHEETS
AT 31 DECEMBER 2010
(CONTINUED)

	Notes	2010	2009
		$	$
EQUITY
Capital and reserves
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,620,000 shares issued and outstanding	14	1,620	1,620
Common stock, $0.0001 par value, 50,000,000 shares authorized; 41,032,849 shares issued and outstanding	14	4,102	3,438
Additional paid-in capital		5,031,916	4,082,773
Stock issued at less than par value		(2,683)	(2,683)
Accumulated other comprehensive income		239,557	226,700
Accumulated losses		(7,276,923)	(4,891,933)

TOTAL EQUITY		(2,002,411)	(580,085)

TOTAL EQUITY AND LIABILITIES		1,016,167	2,653,576

The notes on pages 7 to 23 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED 31 DECEMBER 2010

	Notes	2010	2009	2008
		$	$	$

Turnover		364,417	921,281	541,533
Cost of sales		(328,215)	(803,729)	(373,834)

Gross profit		36,202	117,552	167,699

General and administrative expenses		(490,286)	(537,063)	(598,410)
Plant and equipment written off		(10,897)	-	-
Depreciation		(3,991)	(6,930)	(6,026)

Loss from operations		(468,972)	(426,441)	(436,737)

Other income		275,827	159,000	24,826
Gain on disposal of subsidiaries		-	2,083,487	-
Finance cost		(45,459)	(177,489)	(793,483)

(LOSS)/PROFIT BEFORE TAX		(238,604)	1,638,557	(1,205,394)
Income tax	13	-	-	-

		(238,604)	1,638,557	(1,205,394)
Loss from discontinued operations of three subsidiaries held for sale		(2,146,386)	(771,010)	(661,936)

NET (LOSS)/PROFIT FOR THE YEAR		(2,384,990)	867,547	(1,867,330)

(Loss)/earnings per share		(0.03)	0.03	(0.10)
Weighted average common shares outstanding		29,894,894	26,801,863	19,241,414

Diluted (loss)/earnings per share		(0.03)	0.02	(0.10)
Diluted weighted average common shares outstanding		29,894,894	37,329,307	19,241,414

The notes on pages 7 to 23 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED 31 DECEMBER 2010

						Stock issued		Accumulated
					Additional	at Less	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Than Par	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Value	(Deficit)	Income	Equity
		$		$	$	$	$	$	$

Balance at 31 December 2007	2,000,000	2,000	173,819,421	17,382	1,466,422	(2,683)	(3,892,150)	136,073	(2,272,956)
Share cancellation 17 February 2008	-	-	(11,000,000)	(1,100)	866	-	-	-	(234)
Convertion of Debt to Common Share 14 May 2008	-	-	4,758,212	476	665,664	-	-	-	666,140
Reverse split 10 to 1 11 June 2008	-	-	(150,819,870)	(15,082)	15,082	-	-	-	-
Convertion of Preferred A share to Common Share 14 July 2008	(380,000)	(380)	1,900,000	190	(190)	-	-	-	(380)
Convertion of Debt to Common Share 5 September 2008	-	-	1,492,537	149	99,851	-	-	-	100,000
Convertion of Debt to Common Share 19 September 2008	-	-	1,800,000	180	119,820	-	-	-	120,000
Convertion of Debt to Common Share 15 October 2008	-	-	2,750,000	275	399,725	-	-	-	400,000
Common stock issued in exchange of consulting services 1 December 2008	-	-	125,000	13	(13)	-	-	-	-
Intrinsic value of convertible debt	-	-	-	-	790,000	-	-	-	790,000
Translation adjustment	-	-	-	-	-	-	-	34,548	34,548
Net loss for the year ended 31 December 2008	-	-	-	-	-	-	(1,867,330)	-	(1,867,330)
Balance at 31 December 2008	1,620,000	1,620	24,825,300	2,483	3,557,227	(2,683)	(5,759,480)	170,621	(2,030,212)
Common stock issued in exhange of consulting services 8th June 2009	-	-	2,145,000	214	(214)	-	-	-	-
Convertible of debt to common share	-	-	7,418,050	741	525,760				526,501
Translation adjustment	-	-	-	-	-	-	-	56,079	56,079
Net income for the year ended 31 December 2009	-	-	-	-	-	-	867,547	-	867,547
Balance at 31 December 2009	1,620,000	1,620	34,388,350	3,438	4,082,773	(2,683)	(4,891,933)	226,700	(580,085)
Convertible of debt to common share	-	-	6,644,499	664	949,143				949,807
Translation adjustment	-	-	-	-	-	-	-	12,857	12,857
Net income for the year ended 31 December 2010	-	-	-	-	-	-	(2,384,990)	-	(2,384,990)
Balance at 31 December 2010	1,620,000	1,620	41,032,849	4,102	5,031,916	(2,683)	(7,276,923)	239,557	(2,002,411)

The notes on pages 7 to 23 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)

CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE YEAR ENDED 31 DECEMBER 2010

	2010	2009	2008
	$	$	$
Cash flows from operating activities
Net (loss)/profit for the year	(2,384,990)	867,547	(1,867,330)
Adjustments to reconcile net income to net cash
provided by operating activities :
Depreciation and amortisation	237,136	218,322	65,305
Impairment loss on plant and machinery	1,417,615	-	-
Gain on disposal of subsidiaries	-	(2,083,487)	-
Plant and equipment written off	10,897	-	-
InterestImpairmentexpensesloss in respect of plant and machinery	45,459	177,489	793,483
OtherImpairmentcomprehensiveloss in respectincomeof construction in progress	12,857	56,079	34,548
Changes in operating assets and liabilities :
Decrease in inventory	52,545	276,048	(317,933)
Decrease/(increase) in accounts receivable	98,472	(33,598)	(69,777)
Decrease in prepaid expenses and other receivables	13,362	193,762	(76,614)
Increase/(decrease) in amounts due to shareholders and directors	765,299	(624,813)	(1,471,150)
Decrease in deposits	833	3,093	(10,938)
(Decrease)/increase in accruals and other payables	(754,842)	2,095,115	769,580
Taxes payable	-	(237,047)	(1,398)

Net cash flows (used in)/generated from operating activities	(485,357)	908,510	(2,152,224)

Cash flows from investing activities
Acquisition of plant and equipment	(93,320)	(266,629)	(1,972,436)
Construction in progess	(6,239)	62,679	1,120,762

Net cash flows used in investing activities	(99,559)	(203,950)	(851,674)

Cash flows from financing activities
Proceeds from note payable	-	50,000	1,008,786
Proceeds from issuance of debentures	-	174,000	744,649
Redemption of debts	(271,000)	(1,579,103)	-
Additional paid up capital	949,143	525,546	1,297,322
Common stock $0.0001 par value	-	214	(16,360)
Non-cash financing activities
Common stock issued to retire debentures	664	741	1,080

Net cash flows from/(used in) financing activities	678,807	(828,602)	3,035,477

Net increase/(decrease) in cash and cash equivalents	93,891	(124,042)	31,579
Cash and cash equivalents - beginning of year	3,997	128,039	96,460

Cash and cash equivalents - end of year	97,888	3,997	128,039

The notes on pages 7 to 23 are an integral part of these consolidated financial statements
Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2010 and 2009, the Company had cash and cash equivalents of $97,888 and $3,997 respectively.

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(g)	Property, Plant and Equipment (continued) The estimated useful lives are as follows:

Years
Leasehold improvements	5
Furniture, fixtures and office equipment	5
Motor Vehicles	5 to 10
Computer equipment	5
Plant and Machinery	5 to 20

(h)	Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

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

For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long- term loans approximate fair value as the interest on these loans is minimal.

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(m)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

	(n)	Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant- date fair values. Pro forma disclosure is no longer an alternative.

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

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

In May 2009, ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non- recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(p)	Recently issued accounting pronouncements (continued)

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)- Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple- deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor- specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

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

	(q)	Disposal of Long-Lived Assets

The Company planned to dispose its wholly owned subsidiaries Roots Biopark Limited, Jiangmen Roots Biopack Limited and Roots Biopack (Intellectual Property) Limited, which is the manufacturing business of the Group. The associated assets and liabilities of those three subsidiaries and the manufacturing business of the Group have been classified as discontinued operations and their operations have been reported in net income from discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.”

3.	PLANT AND EQUIPMENT, NET

	2010	2009
	$	$
Cost
Office furniture and equipment	3,228	21,583
Computer equipment	12,973	13,020

	16,201	34,603
Accumulated depreciation	(13,485)	(17,612)

	2,716	16,991

Depreciation expense for the years ended December 31, 2010 and 2009 was $3,991 and $6,930.

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	2010	2009
	$	$

Other receivables	380	10,000

5.	ACCOUNTS RECEIVABLE

Accounts receivable consists of receivables on trade as follows:

	2010	2009
	$	$
Ageing of trade and other receivables
0 - 30 days	-	2,990
Over 30 days	4,903	100,385

	4,903	103,375

As at December 31, 2010, the Company’s subsidiaries had receivables total $4,903. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2010	2009
	$	$

Accrued expense and other payables	551,964	711,066
Customers deposits received	-	-
Accounts payables	119,039	185,662

	671,003	896,728

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

7.	DUE TO SHAREHOLDERS & DIRECTORS

	2010	2009
	$	$

Amounts due to directors	787,060	13,362

Directors of the Company have advanced $787,060 in the form of unsecured, non-interest bearing advances with no due date.

8.	LOANS PAYABLE

	2010	2009
	$	$

Short term loans	817,836	1,336,596

As at December 31, 2010, the Company has short term loans on demand of $817,836 including accrued interest of $157,571. The loans bear interest at the rate of 1% to 7% per annum.

	2010	2009
	$	$

Long term loans
Convertible debenture issued to non related party	60,000	331,000
Convertible debenture issued to a shareholder	250,000	-
Convertible debenture issued to a director	-	250,000

	310,000	581,000

Convertible Debts

	2010	2009
	$	$

Opening Balance of Convertible Debentures	581,000	790,000
Plus : Convertible debentures issued during the year	-	374,000
Less : Debentures converted to common shares	271,000	583,000

Closing Balance Convertible Debentures	310,000	581,000

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

8.	LOANS PAYABLE (CONTINUED)

Convertible Debts (continued)

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company made a net loss for the year ended December 31, 2010 of $2,384,990 and, on December 31, 2010 it had an accumulated deficits of $7,276,923 and a working capital deficit of $2,172,812. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the office in Hong Kong during the Year Ended December 31, 2010:

	2010	2009
	$	$

Premises	19,168	24,313

At December 31, 2010, the Company had outstanding commitments for future minimum lease payments under non-cancelable operating leases in respect of premises in Hong Kong, which fall due as follows:

	2010	2009
	$	$

Within one year	2,552	4,701

12.	RELATED PARTY TRANSACTIONS

	2010	2009
	$	$
Amounts due to directors
LAU Kin Chung, Gerald – Director	511,934	-
Sean Webster - Director	275,126	13,362

	787,060	13,362

The advances are unsecured, interest free and have no fixed terms of repayment. The respective parties are directors of the company.

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

13.	INCOME TAX

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

No provision for US tax has been made for any of the year presented as the Company does not have any assessable profits during the year.

No deferred tax is recognized in the consolidated balance sheets as of December 31, 2010.

14.	SHARE CAPITAL

On January 15, 2010, the Company issued 500,000 shares of common stock to the holder of a convertible debenture dated May 15, 2009 upon conversion of the principal and interest due under that convertible debenture, at a conversion price of $0.10 per share.

On February 2, 2010, the Company issued an aggregate of 2,331,955 shares of common stock to two investors in consideration of the debt owed by our company to the investors of an aggregate principal amount of $857,000 and an aggregate amount of accrued interest in the amount of $56,893, at a price of $0.3919 per share.

On February 22, 2010, the Company issued 3,651,672 shares of common stock to one person upon the conversion of the remaining principal ($204,940) and accrued interest ($38,626.57) due under a convertible debenture previously issued by us dated March 3, 2008, at a conversion price of $0.0667 per share.

On April 28, 2010, the Company issued 160,872 shares of common stock to the holder of a convertible debenture dated July 31, 2009 upon conversion of the principal and interest due under that convertible debenture, at a conversion price of $0.10 per share.

On June 25, 2010, a lender unrelated to the Company loaned it a total of US $400,000. As evidence of the loan, the Company has executed and delivered a promissory note in the principal amount of US $400,000, to be paid on demand with interest at 0.5% per annum.

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

15. DISCONTINUED OPERATION

Biopack Environmental Limited, a wholly owned subsidiary of Starmetro Group Limited, which is the Company’s wholly-owned subsidiary, planned to enter into a share purchase agreement with Well Talent Technology Limited, a company incorporated in the British Virgin Islands, where by Well Talent will purchase all of the issued and outstanding shares of Roots Biopark Ltd., which wholly owns Jiangmen Roots Biopack Ltd. and Roots Biopack (Intellectual Property) Limited. The completion date for selling the three subsidiaries is expected by April 2011.

The operations of Jiangmen Roots Biopack Ltd, Roots Biopack (Intellectual Property) Limited and Roots Biopark Ltd. have been the manufacturing arm of the group. The operation loss of the three subsidiaries has been shown in the separate line as discontinued operations held for sale as of 31 December 2010.

A summarized statement of operations for the discontinued operations for the comparable years ended 31 December 2010 and 2009 is as follows:

	2010	2009	2008
	$	$	$

Revenues	-	-	-
Cost of sales	(54,163)	(24,877)	(159,291)

Gross loss	(54,163)	(24,877)	(159,291)

Recovery of bad debts written off	190,149	-	-
General and administrative expenses	(631,612)	(534,741)	(443,366)
Impairment loss on plant and machinery	(1,417,615)	-	-
Depreciation	(233,145)	(211,392)	(59,279)

Loss from operations	(2,092,223)	(746,133)	(502,645)

Loss from discontinued operations of three subsidiaries held for sale	(2,146,386)	(771,010)	(661,936)

Report of Independent Registered Public Accounting Firm - Page 1

BIOPACK ENVIRONMENTAL SOLUTIONS INC.
(INCORPORATED IN UNITED STATES OF AMERICA)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2010

15.	DISCONTINUED OPERATION (CONTINUED)

Asset of the three subsidiaries held for sale:

	2010	2009
	$	$

NON-CURRENT ASSETS
Plant and equipments	564,492	2,122,545
Construction in progress	117,986	111,747
Deposits	47,298	45,479

	729,776	2,279,771
CURRENT ASSETS
Inventories	48,180	100,725
Prepaid expenses and other receivables	127,492	131,234
Cash and cash equivalents	84	179

	175,756	232,138

Assets of three subsidiaries classified as held for sale	905,532	2,511,909

Liability of the three subsidiaries held for sale:

	2010	2009
	$	$
EQUITY AND LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	432,679	397,576
Amounts due to directors	-	8,399

Liabilities of three subsidiaries classified as held for sale	432,679	405,975

Report of Independent Registered Public Accounting Firm - Page 1

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

During the years ended December 31, 2008 and 2007, and the subsequent interim period through the date hereof, Wong Lam Leung & Kwok CPA Limited has performed annual audit reviews of the consolidated financial statements of our subsidiaries Roots Biopack Group Ltd. (BVI) and Starmetro Group Limited (BVI). These audit reviews were conducted under International Financial Reporting Standards for the limited purpose of complying with Honk Kong statutory requirements and were neither used nor relied upon by Gruber & Company, LLC.

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

Our management conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at April 12, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gerald Lau King Chung	President, Chief Executive Officer and Director Director of Jiangment Roots Biopack Limited	54	March 27, 2007 March 30, 2006
Michael Joseph Forster	Director	45	April 29, 2008
Sean Webster	Chief Financial Officer, Secretary and Treasurer Director Director of Biopack Environmental Limited	38	October 6, 2008 August 6, 2008 October 1, 2008

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

All proceedings of the board of directors for the year ended December 31, 2010 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of April 12, 2011, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 15, 2003 as Exhibit 20.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Biopack Environmental Solutions Inc., Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong, Attention: President.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2010;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2010 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2010,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2010 and 2009, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald Lau(1) President, Chief Executive Officer	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Eddie Chou(2)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Secretary, Treasurer, Chief Financial Officer and Chief Technology Officer, Chief Executive Officer, E-Ware Corporation Ltd.	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sean Webster(3) Secretary, Treasurer, Chief Financial Officer	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Yiu Yeung Loong (4) Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ma Cheng Ji(5) Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael Forster(6) Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

(4) James Yiu Yeung Loong was appointed as a director of our company on April 1, 2008 and resigned on April 6, 2011.

(5) Ma Cheng Ji was appointed as a director of our company on April 1, 2008. Mr. Ma resigned as our director on July 7, 2010

(6) Michael Forster was appointed as a director of our company on April 29, 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2010.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2010.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director received compensation for the fiscal years December 31, 2010 and December 31, 2009. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 12, 2011, there were 41,032,849 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Shares	Gerald Lau(3)(4)(5) Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong	10,759,788	25.62%
Common Shares	Sean Webster Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong	Nil	Nil

Common Shares	Ma Cheng Ji Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong	500,000	1.19%
Common Shares	Michael Forster Room 1302, 13/F, Enterprise Centre, 4 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong	Nil	Nil
Common Shares	Begonia Participation Corp.(6) Pasea Estate Road Town, Tortola BVI	10,000,000(6)	19.96% of class 46.36% of voting power
Common Shares	Ladix Properties Inc. Swiss Tower 16th Floor, World Trade Centre Panama City, Republic of Panama	2,250,000	5.61%
Common Shares	Directors and Executive Officers as a Group	11,259,788	26.81%

(1)

Regulation S-K promulgated under the Securities Exchange Act of 1934, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 12, 2011, and the date of this annual report.

(2)

Calculated based on the basis of 41,032,849 issued and outstanding shares of common stock as of April 12, 2011 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

As of December 31, 2010, $275,126 was due to Sean Webster, who is a director, Chief Financial Officer, Secretary, Treasurer of our company. $511,934 was due to Gerald Lau, who is a director and Chief Executive Officer of our company. This amount represents money advanced to our company which has not been repaid back to them. The amount is unsecured and bears no interest.

Corporate Governance

Our Board of Directors currently consists of: Gerald Lau, Sean Webster and Michael Forster. We do not have a board member that qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2010 and December 31, 2009 for professional services rendered by Wong Lam Leung & Kwok CPA Limited and Gruber & Company, LLC for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees and Audit Related Fees	34,959	$53,554
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	34,959	$53,554

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

The board of directors has considered the nature and amount of fees billed by Wong Lam Leung & Kwok CPA Limited and Gruber & Company, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Wong Lam Leung & Kwok CPA Limited’s and Gruber & Company, LLC’s independence.

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

10.13	Share Cancellation Agreement dated February 17, 2008 between our company and Eddie Chou (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.14	Share Cancellation Agreement dated February 17, 2008 between our company and Ricky Chiu (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.15	Share Cancellation Agreement dated February 17, 2008 between our company and Legend View Holdings Limited (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008)

10.16	Land Purchase Settlement Agreement dated April 8, 2008 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

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

10.20	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2008)

10.21	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.22	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.23	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.24	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.25	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.26	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2008 (incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.27	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2008(incorporated by reference from our Current report on Form 8-K filed on March 31, 2009)

10.28	Subscription Agreement with Manzanis Business Inc. dated April 8, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009)

10.29	Subscription Agreement with K.A. Erdmann dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.30	Subscription Agreement with Scharfe Holdings Inc. dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009)

10.31	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 12, 2009)

10.32	Subscription Agreement with Keiand Capital Corp. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009)

10.33	Promissory Note dated September 1, 2009 with Creative Mind Assets Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 2, 2009)

10.34	Promissory note dated June 25, 2010 with Trilane Limited (incorporated by reference from our Current Report on Form 8-K filed on June 29, 2010)

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
Date: April 15, 2011

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerald Lau
Gerald Lau
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 15, 2011

By: /s/ Sean Webster
Sean Webster
Chief Financial Officer, Chief Technology Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2011

By: /s/ Michael Forster
Michael Forster
Director
Date: April 15, 2011