Form 10-Q
period 2011-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2011-05-19
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes [ x ]  No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [    ]  No[    ]

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

42,161,104 common shares issued and outstanding as of May 18, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Biopack Environmental Solutions Inc.

Unaudited

Consolidated Financial Statements

For the ThreeMonths Ended
March 31, 2011and 2010

(Stated in US Dollars)

Biopack Environmental Solutions Inc.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	Unaudited	Audited
	Mar 31, 2011	December 31, 2010
Assets
NON-Current assets
Property and equipment	$2,154	$2,716
Deposits	5,359	4,832
	7,513	7,548
Current assets
Cash and Cash equivalents	9,606	97,804
Accounts receivables	2,212	4,903
Prepaid expenses and other receivables	76,378	380
Total current assets	88,196	103,087

Asset of the 3 subsidiaries held for sale	864,125	905,532
	952,321	1,008,619

Total assets	959,834	1,016,167

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	715,125	671,003
Due to Shareholders & Directors	838,888	787,060
Short Term Debt	821,657	817,836
Total current liabilities	2,375,670	2,275,899

Liabilities of the 3 Subsidiaries held for sale	767,643	432,679
	3,143,313	2,708,578
Long Term Liabilities
Long term debt	60,000	60,000
Due to related parties	250,000	250,000
Total long term liabilities	310,000	310,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized; 1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value; 50,000,000 shares authorized; 41,032,849 shares issued and outstanding	4,101	4,102
Additional paid-in capital	5,031,916	5,031,916
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	221,086	239,557
Retained Earnings	(7,749,519)	(7,276,923)

Total stockholders' equity	(2,493,479)	(2,002,411)

Total liabilities and stockholders' equity	$959,834	$1,016,167

Biopack Environmental Solutions, Inc. and Subsidiaries
Consolidated Statement of Operations
March 31, 2011 and 2010

	Unaudited
	Three months ended
	Mar 31,
	2011	2010

Revenues	$3,594	$68,639
Cost of Sales	4,634	56,168
Gross (Loss) / Profit	(1,040)	12,471

General and administrative	82,454	98,326
Depreciation and amortization	560	1,581
Total operating expenses	83,014	99,907

Loss from operations	(84,054)	(87,436)

Other Income (expense)
Other Income	-	347,807
Gain on disposal of Asset	-	(10,906)
Finance cost	(11,127)	(11,423)
PROFIT/(LOSS) BEFORE TAX	(95,181)	238,042

Income tax	-	-
Income (loss) from discontinued operations of 3 subsidiaries held for sales	(377,415)	(209,076)

NET PROFIT/(LOSS) FOR THE YEAR	$(472,596)	$28,966

Earnings/(Loss) per share	$(0)	$0

Weighted average common shares outstanding	40,985,118	37,855,205

Diluted Earnings/(Loss) Per Share	(0)	0
Diluted Weighted Average Common Shares Outstanding	40,985,118	41,601,158

Biopack Environmental Solutions, Inc. and Subsidiaries
Statements of Cash flow

	Three months ended
	Mar 31,
	2011	2010
Cash flows from operating activities
Net income	$(472,596)	$28,966

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,362	50,183
Loss/(Gain) on Disposal of Asset
Write down in value of assets	-	10,906
Provision for Bad debt
Write off of deposit
Interest expenses accrual	11,127	11,423
Other comprehensive (loss) / income	(18,471)	14,646
Changes in assets and liabilities:
Accounts receivable and other receivable	2,691	638
Prepaid expenses	(37,529)	18,402
Advances to related parties	51,828	20,045
Inventories	1,264	33,042
Deposits	(679)	(5,308)
Accounts payable and accruals	367,958	186,901
Net cash Provided by (used in) operating activities	(90,045)	369,843
Cash flow from investing activities
Purchase of property and equipment	-	(32,871)
Construction in progress	(379)	(621)
Net cash used in investing activities	(379)	(33,492)

Cash flow from financing activities
Proceeds from notes payable
Debts Redemption	3,821	(1,170,855)
Additional Paid Up Capital	-	856,351
Non-cash financing activities
Common stock issued to retire debts	-	648

Net cash used by financing activities	3,821	(313,856)

Net change in cash	(86,603)	22,495
Cash, beginning	97,888	3,997
Effects of exchange rate on the Balance of cash held in foreign currency	(1,671)
Cash, ending	$9,614	$26,492

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2011, the Company had cash and cash equivalents of $9,614.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. There was no impairment loss made for property and equipment as of March 31, 2011.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”, (Formerly known as interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)). ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the period ended March 31, 2011. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favourably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

3.	Property, Plant and Equipment, net

Cost	31.03.2011	31.12.2010
Office furniture and equipment	6,721	3,228
Computer equipment	9,478	12,973
	16,199	16,201
Accumulated depreciation	(14,045)	(13,485)
	$2,154	2,716

Depreciation expense for the three month ended March 31, 2011 was $560.

4.	Accounts receivable

Accounts receivable consists of receivables on trade as follows:

Ageing of trade and other receivables	31.03.2011	31.12.2010
0 – 30 days	$1,305	-
Over 30 days	907	4,903
	$2,212	4,903

As of March 31, 2011, the Company’s subsidiaries had total receivables of $2,212. The Company believes that there is no issue of recoverability and the balances receivable are indicative of fair value.

5.	Prepaid expenses and other receivables

	31.03.2011	31.12.2010
Prepaid expenses	$76,378	-
Other receivables	-	380
	$76,378	380

6.	Accounts payable and accrued expenses

	31.03.2011	31.12.2010
Accrued expense and other payables	$585,835	551,964
Accounts payables	129,290	119,039
	$715,125	671,003

7.	Due to Shareholders & Directors

	31.03.2011	31.12.2010
Amount due to Directors	838,888	787,060
	838,888	787,060

Directors of the Company have advanced $838,888 in the form of unsecured, non-interest bearing advances with no due date.

8.	Loans payable

	31.03.2011	31.12.2010
Short Term Loan	$821,657	817,836

As at March 31, 2011, the Company has short term loans on demand of $821,657. The loans bear interest at the rate of 0.5% to 6% per annum.

Long Term Loan
	31.03.2011	31.12.2010
Convertible Debts Issued to Non Related Party	$60,000	60,000
Convertible Debts Issued to a Director	250,000	250,000
	$310,000	310,000

Convertible Debts

	31.03.2011	31.12.2010
Opening Balance of Convertible Debts	310,000	581,000
Plus: Convertible debentures issued during the period	-	-
Less: Debentures converted to common shares	-	271,000
Closing Balance of Convertible Debts	310,000	310,000

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern. The Company had a loss for the three month period ended March 31, 2011 of $472,596 and, on March 31, 2011 it had an accumulated deficit of $7,749,519 and a working capital deficit of $2,287,474. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in Hong Kong during the Three months Ended March 31, 2011:

	31.03.2011	31.12.2010
Premises	$4,061	19,168

At March 31, 2011, the Company had outstanding commitments for future minimum lease payments under non-cancellable operating leases in respect of premises in Hog Kong, which fall due as follows:

	31.03.2011	31.12.2010
Within one year	$14,003	2,552
	$14,003	2,552

12.	Related Party Transactions

Amount due to related parties
	31.03.2011	31.12.2010
LAU Kin Chung, Gerald – Director	563,056	511,934
Sean Webster – Director	275,832	275,126

	838,888	787,060

The advances are unsecured, interest free and have no fixed terms of repayment. The respective parties are or were directors of the company.

13.	INCOME TAXES

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

No provision for US tax has been made for any of the period presented as the Group does not have any assessable profits during the period.

No deferred tax is recognized in the consolidated balance sheets as of March 31, 2011.

14.	Discontinued Operation

Biopack Environmental Limited, a wholly owned subsidiary of Starmetro Group Limited, which is the Company’s wholly-owned subsidiary, entered into a share purchase agreement dated July 9, 2010 with Well Talent Technology Limited, a company incorporated in the British Virgin Islands, whereby Well Talent agreed to purchase all of the issued and outstanding shares of Roots Biopark Ltd., which wholly owns Jiangmen Roots Biopack Ltd. And Roots Biopack (Intellectual Property) Limited. Completion of this purchase and sale agreement was conditioned on, among other things, approval of the transaction by the Company’s shareholders.

On August 5, 2010, the Company filed a Preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”). This document was reviewed by staff at the SEC and, in response to a series of comments, the Company filed amendments to its Preliminary Proxy Statement on October 4, 2010, December 22, 2010 and February 11, 2011, respectively. As of the date of this quarterly report on Form 10-Q, there are outstanding comments on the Preliminary Proxy Statement and the Company is not yet in a position to send a Proxy Statement to its shareholders, nor is it yet in a position to schedule a shareholder meeting. During this period, the Company was unable to pay its operating costs and, in November of 2010, it shut down the operation of its factory. Without income from production and sales, the Company has not had the revenue from which to pay expenses and it ceased to pay rent for its factory premises. During the first few months of 2011, the Company’s landlord threatened to terminate the factory lease and take the Company to court for past due rent. On April 21st, the Company’s landlord initiated a court action and a Writ of Summons was issued by the People’s Court of Guandong Jiangmen Penjiang District on April 25, 2011. A court hearing has been scheduled for May 27, 2011.

In light of its lack of financial resources and the threats of legal action from its landlord, in March, 2011, the Company offered to complete the transaction with Well Talent without shareholder approval, informing Well Talent that it could offer no assurance that it could clear comments on the Preliminary Proxy Statement and call a shareholder meeting before its landlord terminated its factory lease. Well Talent has not yet agreed to complete on its agreement without first obtaining approval of the Company’s shareholders. The Company is currently attempting to confirm that Well Talent will complete the transaction without shareholder approval or, in the alternative, that the Company’s agreement with Well Talent is no longer in effect. The Company is currently seeking alternative solutions, and has been in active discussion with others that have evidenced interest in purchasing its factory assets.

The operations of Jiangmen Roots Biopack Ltd, Roots Biopack (Intellectual Property) Limited and Roots Biopark Ltd. have been the manufacturing arm of the Company. The operation loss of the three subsidiaries has been shown in the separate line as discontinued operations held for sale as of 31 March 2011.

A summarized statement of operations for the discontinued operations for the comparable three month periods ended 31 March, 2011 and 31 March, 2010 is as follows:

	Three months ended	Three months ended
	31.03.2011	31.03.2010

Revenues	0	0
Cost of Sales	0	12,035
Gross Profit/(Loss)	0	(12,035)

General and administrative	373,613	148,439
Depreciation and amortization	3,802	48,602
Total operating expenses	377,415	197,041

Income (loss) from discontinued opertations of 3 subsidiaries held for sale	(377,415)	(209,076)

Assets of the 3 subsidiaries held for sales :

	Unaudited	Audited
	Mar 31, 2011	Dec 31, 2010

Assets
Current assets
Cash and Cash equivalents	8	84
Prepaid expenses and other receivables	89,023	127,492
Inventory	46,916	48,180
Total current assets	135,947	175,756

Property and equipment	562,363	564,492
Construction in progress	118,365	117,986
Deposits	47,450	47,298
Total assets	864,125	905,532

Liability of the 3 subsidiaries held for sale:

	Unaudited	Audited
	Mar 31, 2011	Dec 31, 2010

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	767,643	432,679
Total current liabilities	767,643	432,679

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of financial condition and results of operation provides a narrative about our financial performance and condition that should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in this quarterly report on Form 10-Q. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this Form 10-Q titled “Risk Factors” and “Forward-Looking Statements”.

Our Business

Until recently, we developed, manufactured, distributed and marketed bio-degradable food containers and disposable industrial packaging for consumer products. We supplied these biodegradable food containers and industrial packaging products to multi-national corporations, supermarket chains and restaurants located across North America, Europe and Asia. We manufactured our products in our own factory, known as Jiangmen Roots Biopack Ltd., which is located in Jiangmen City in the PRC.

During the year ended December 31, 2010, we were unable to raise the money we needed in order to properly equip and continue the operation of our factory and we decided to sell the factory and disengage from the manufacturing portion of our business. We entered into an agreement dated July 9, 2010, with Well Talent Technology Limited pursuant to which we agreed to sell the operating subsidiaries that own our factory to Well Talent in exchange for money and Well Talent’s agreement to grant to our company an exclusive right to market and distribute the products manufactured at the factory. Completion of this purchase and sale agreement was conditioned on, among other things, approval of the transaction by our shareholders.

On August 5, 2010, we filed a Preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”). This document was reviewed by staff at the SEC and, in response to a series of comments, we filed amendments to our Preliminary Proxy Statement on October 4, 2010, December 22, 2010 and February 11, 2011, respectively. As of the date of this quarterly report on Form 10-Q, there are outstanding comments on the Preliminary Proxy Statement and we are not yet in a position to send a Proxy Statement to our shareholders, nor are we yet in a position to schedule a shareholder meeting. During this period, we were unable to pay our operating costs and, in November of 2010, we shut down our factory. Without income from production and sales, we have not had the revenue from which to source expenses and we ceased to pay rent for our factory premises. During the first few months of 2011, our landlord threatened to terminate our factory lease and take us to court for past due rent.

In March, we offered to complete the transaction with Well Talent without shareholder approval, informing Well Talent that we could offer no assurance that we could clear comments on our Preliminary Proxy Statement and call a shareholder meeting before our landlord terminated our lease. Well Talent has not yet agreed to complete on our agreement without first obtaining approval of our shareholders. We are currently attempting to confirm that Well Talent will complete our transaction without shareholder approval or, in the alternative, that our agreement with Well Talent is no longer in effect. We are currently seeking alternative solutions.

On April 25, 2011, the People’s Court of Guandong Jiangmen Pengjiang District issued a Writ of Summons calling for the settlement of unpaid rent for our factory plus penalty interest and other claims. The claim calls for the payment of overdue rental in the amount of RMB 1,236,000, penalty interest in the amount of RMB 1,067,930 and a claim for potential loss of income in the amount of RMB 618,000, for a total amount claimed of RMB 2,921,930 (approximately USD $451,379). A court hearing has been scheduled for May 27, 2011. In negotiations with the landlord, we have delayed adjudication of this matter by agreeing to sell some of our assets and using the proceeds to pay the factory workers some of the wages owed to them. If we are unable to complete a sale of our manufacturing subsidiaries to Well Talent or another party, it is probable that our assets, including our factory, will be seized and liquidated in order to pay our debts in the PRC.

We have not delivered any product during the three month period ended March 31, 2011 but we have continued to work on orders and the development of new products for clients in anticipation of a change in circumstance that will enable us to supply product. We currently have approximately USD $216,436.70 in existing orders for our Roots Biopack brand of products and another USD$292,934.00 in the pipeline but these are subject to the resolution of our liquidity issues and our ability to guarantee production and delivery. As we continue to anticipate that we will be able to source products from our factory after the sale to Well Talent, we have not yet investigated the availability of third party manufacturing capability.

Our Agreement with Well Talent

On July 9, 2010, Biopack Environmental Limited, a wholly-owned subsidiary of Starmetro Group Limited, which is our wholly-owned subsidiary, entered into a share purchase agreement with Well Talent Technology Limited, a company incorporated in the British Virgin Islands, whereby Well Talent agreed to purchase:

  all of the issued and outstanding shares of Roots Biopark Limited (which wholly owns Jiangmen Roots Biopack Ltd.) and Roots Biopack (Intellectual Property) Limited; and

  the shareholder’s loan in the amount of HK$26,526,213.91 (approximately US$3,394,486.39) advanced by Biopack Environmental Limited to Roots Biopark Limited and the shareholder’s loan of HK$275,742.56 (approximately US$35,286) advanced by Biopack Environmental Limited to Roots Biopack (Intellectual Property) Limited.

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

The sale of all of the issued and outstanding shares of Roots Biopark Limited and Roots Biopack (Intellectual Property) Limited will constitute the sale of substantially all of our operating assets. As discussed above, the completion of this transaction has been delayed and may be in jeopardy.

Result of Operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

During the three months ended March 31, 2011 we had a net loss of $472,596, compared to net profit of $28,966 for the three months ended March 31, 2010. The profit from the same period in the previous year was mainly due to a one-off gain on disposal of asset. The loss for the three months ended March 31, 2011, was primarily due to lack of sales activities and revenue as a result of our pending sale of subsidiaries.

Our loss from operation was $84,054 for the three months ended March 31, 2011 compare to $87,436 for the three months ended March 31, 2010. The decrease in the amount of our operating loss was due primarily to decreased operation expenses compared to the same period in 2010.

Net Sales and Cost of Sales

Net sales for the three months ended March 31, 2011 were $3,594, compared to net sales of $68,639 for the three months ended March 31, 2010. The decrease in sales is primarily due to lack of sales activities as a result of our pending proposed sale of subsidiaries.

Cost of sales for the three months ended March 31, 2011 was $4,634, which provided a gross loss of $1,040, compared to cost of sales of $56,168 for the three months ended March 31, 2010, which provided a gross profit of $12,471. The decrease gross profit is primarily due to the increase in the market price of the product we bought from our factory in China, the subsidiary held for sale. The rising inflation rate in China was the main contributor for increased price of the product exported from China.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $83,014, compared to $99,907 for the three months ended March 31, 2010. The decrease in general and administrative expenses as a result of less sales and marketing expenses.

Our depreciation expenses for the three months ended March 31, 2011 were $560 compare to $1,581 for the three months ended March 31, 2010. Most of our continuing operations assets are office equipment with low value.

Our legal and professional expenses for the three months ended March 31, 2011 were $10,938, compared to $8,456 for the three months ended March 31, 2010. The increase in legal and professional expenses is mainly due to the additional requirement related to U.S. SEC regulatory compliance and responding to the comments from the SEC related to our proposed sale of subsidiaries.

Interest Expenses

We incurred interest expense of $11,127 during the three months ended March 31, 2011, compared to $11,423 during the three months ended March 31, 2010. Interest expense was incurred primarily due to interest expenses accrued on long term and short term debt. The decrease in interest expense was due primarily to the decrease in the principal amount of our debt for the three month period ended March 31, 2011, compared to the three month period ended March 31, 2010.

Result of discontinued operations of the three subsidiaries held for sale

The three discontinued subsidiaries held for sale have incurred a loss of $377,415 for the three month ended March 31, 2011, compared to loss of $209,076 for the three month ended March 31, 2010. The decrease in the loss is primarily due to. The loss in the manufacturing operations in our factory in China is mainly due the fact that the production level hasn’t reached the economy of scale to generate operating profit. The decreased loss for the three months ended 31 March, 2011 compare to the three months ended 31 March, 2010, is mainly due to the reduced production activity as a result of the pending sale of subsidiaries.

The general economic environment also had a negative impact on the operating result, including the increasing raw material price, as well as increasing labor cost in China due to the stimulation package China government has injected into the infrastructure projects which created a shortage of labor force for 2010.

Liquidity and Capital Resources

Our principal cash requirements are for daily working capital, manufacturing and installation of plant and machinery at our leased factory in Jiangmen City, PRC. On March 31, 2011 we had cash and cash equivalents of $9,614 compared to $26,492 at March 31, 2010. As at March 31, 2011 we had a working capital deficit of $2,287,474, compare to a working capital deficit of $2,172,812 at December 31, 2010. The increase in working capital for the period was primarily financed by the director loans.

The sale of all of the issued and outstanding shares of Roots Biopark Limited and Roots Biopack (Intellectual Property) Limited to Well Talent Technology Limited is a course of action that we proposed to take to address our funding shortfalls. Also as discussed below under the section entitled “Cash Flow Provided by Financing Activities”, we obtained loans from Well Talent and others to address our funding shortfalls. We expect our operating expenses would dramatically decrease after the sale of the subsidiaries to Well Talent as the factory operations historically represented the majority of the total operational expenses for our company (historically, the factory operations have accounted for approximately 65-66% of total operational expenses). We hope that removing the factory operations from our company would allow our company to continue operating more efficiently since we expect to concentrate on the sales, marketing and distribution activities without being responsible for the large expenses associated with the factory operations. If we cannot complete the sale, we expect that our factory will be seized and liquidated in order to fund payment of our trade debts (including factory rent and factory workers’ wages) but we hope to be able to source product to fill customer orders from third party manufacturers and continue the marketing and distribution portion of our business, though there is some possibility that we will be forced to wind up our business.

Cash Flow Used in Operating Activities

For the three months ended March 31, 2011 our operating activities provided net cash of $90,045, compared to $369,843 used for the three months ended March 31, 2010. The decrease in cash inflow was primarily due to decrease in advances from related parties.

Cash Flow Used in Investing Activities

For the three months ended March 31, 2011 investing activities used net cash of $379 compared to $33,492 for the three months ended March 31, 2010. The net cash used in investing activities was primarily due to low value office equipment purchase.

Cash Flow Provided by Financing Activities

For the three-month period ended March 31, 2011, financing activities provided cash of $3,821 compared to $313,856 cash used in the three months ended March 31, 2010. The cash flow provided in financing activities for the three months ended March 31, 2010 was primarily from debt notes issuance. During the three month period ended March 31, 2011, there were no financing activities other than director loans.

Capital Expenditures

During the three-month period ended March 31, 2011, we did not have any material commitments for capital expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We had a net loss for the three months ended March 31, 2011 of $472,596 and, on March 31, 2011 we had an accumulated deficit of $7,749,519 and a working capital deficit of $2,287,474. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should our company be unable to continue as a going concern.

The future of our company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

We are currently negotiating with several parties to try and arrange financing options, possibilities or alternatives should the current proposed sale of three of our subsidiaries fail; in the event that the sale does not result in a contribution of adequate cash for continued operations for the company; or if the company’s factory is seized and disposed of by the Chinese authorities.

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

On August 19, 2010, we entered into a loan from Sean Webster, a director of our company, in the form of unsecured, non-interest bearing advances with no due date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

As of March 31, 2011, the end of the three-month period covered by this report, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The conclusion that our disclosure controls and procedures were ineffective at the end of the period was due primarily to the identification of certain material weaknesses in our internal control over financial reporting that are the result of our having scaled back our operations and ceased production at our factory. Without revenue from sales of our product, we have lost personnel, including accounting staff with knowledge of U.S. GAAP. Although we continue to employ accountants in both Hong Kong and in the PRC, none of our current employees, officers or directors has a working knowledge of U.S. GAAP. In addition, although we have an independent contractor with knowledge of U.S. GAAP, since January, 2011, this independent contractor has cut back the number of hours devoted to our company and the limited number of hours per week spent on our affairs is insufficient. Because of our current lack of revenue, we have been unable to hire more than the limited staff we currently employ.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We believe that the loss of personnel with a working knowledge of U.S. GAAP during the three-month period ended March 31, 2011 has materially affected, and is reasonably likely to continue to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as disclosed below and in our annual reports on Form 10-K for the years ended 2008, 2009 and 2010, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us. There have been no material changes to the litigation described in our annual reports on Form 10-K for the years ended 2008, 2009 and 2010 during the three month period ended March 31, 2011 or from April 1 2011 until the date of this quarterly report on Form 10-Q.

On April 25, 2011, the People’s Court of Guandong Jiangmen Pengjiang District issued a Writ of Summons calling for the settlement of unpaid rent for our factory plus penalty interest and other claims. The claim, details of which are set out below, calls for the payment of overdue rental in the amount of RMB 1,236,000, penalty interest in the amount of RMB 1,067,930 and a claim for potential loss of income in the amount of RMB 618,000, for a total amount claimed of RMB 2,921,930 (approximately USD $451,379). A court hearing has been scheduled for May 27, 2011. In negotiations with the landlord, we have delayed adjudication of this matter by agreeing to sell some of our assets and using the proceeds to pay the factory workers some of the wages owed to them. If we are unable to complete a sale of our manufacturing subsidiaries to Well Talent or another party, it is probable that our assets, including our factory, will be seized and liquidated in order to pay our debts in the PRC.

Details of the claim are as follows:

Writ of Summons issued by the People’s Court of Guangdong Jiangmen Pengjiang District on April 25, 2011.
Case Number: (2011) Jiang Peng Court No. 791
Case Reference: Disputes over Lease Rental Contract dated March 1, 2007
Case Details: Claim on the defendant for overdue lease rentals (RMB1,236,000), related penalty interest (RMB1,067,930) and other related compensation charges (potential loss of income RMB618,000) totaling RMB2,921,930.
Plaintiff: Chen Jin Yao (Landlord)
Defendant: Jiangmen Roots Biopack Limited (Tenant)
Court Hearing Schedule: May 27, 2011 at 9:00 am

Place of Hearing: People’s Court of Jiangmen Municipal Pengjiang District

Item 1A. Risk Factors.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risk Factors Related to the Proposed Sale of Our Subsidiaries

If we cannot complete our transaction with Well Talent or a similar strategic buyer in time, our business will fail:

Our factory is the key to the continuation of our business, whether it is owned by Well Talent or another strategic buyer from which we can purchase products for distribution to our customers. We cannot afford to keep the factory because the costs of operation are higher than the revenue it can generate for us. We have been unable to raise the funds needed to make the improvements to the factory that would decrease the operating costs to an amount less than the revenue derived from sales and, over time, the excess of operating cost over sales revenue has forced us to close the factory. With our factory closed we continue to incur operating costs but we have no revenue from which we can pay these costs and our debts continue to accrue. In addition, our landlord has filed a claim in court seeking to seize our factory and a hearing in this action is currently scheduled for May 27, 2011. If we cannot sell the factory, it will probably be seized and sold to pay our debts. If our factory is sold to pay our debts, the sale price will almost certainly be an amount less than the total amount of money we owe. If this happens, our business will fail, our company will be insolvent and you will lose your entire investment in our company.

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

If we do complete our transaction with Well Talent Technology Limited or with another strategic purchaser, we expect that we will be dependant on the purchaser to obtain our products.

If the transactions contemplated under our share purchase agreement with Well Talent are completed (or a similar transaction is completed with another strategic purchaser), we expect that we will be dependant on the purchaser to supply our products under the distribution agreement contemplated by the share purchase agreement. Failure by the purchaser to supply products, for whatever reason, would adversely affect our profit margins and our ability to deliver our products to our customers. We will have no control over the purchaser of our factory or the quality of the product. Further, the proposed distribution agreement will be terminated 12 months after the entry. If the purchaser does not renew the proposed distribution agreement, we may be unable to obtain any products for resale.

RISKS RELATED TO OUR COMPANY

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of our company as a going concern. We had a net loss for the three months ended March 31, 2011 of $472,596 and, on March 31, 2011 we had an accumulated deficit of $7,749,519 and a working capital deficit of $2,287,474. We anticipate that we will continue to incur operating expenses that will only partially be offset by sales revenues. On March 31, 2011, we had cash and cash equivalents of $9,614. Our average operating expenses is $75,000 per month. We estimate that our operating expenses over the next twelve months will be approximately $900,000. We are uncertain these expenses can be offset by our sales revenues.

As we cannot assure a lender that our operation will become profitable, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and, more recently, convertible debt securities but there can be no assurance that we will be able to continue to do so. If we cannot raise the money that we need in order to continue to operate, we may be forced to delay, scale back or even eliminate some or all of our activities. If any of these were to occur, our business could fail. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the consolidated financial statements for the three-month period ended March 31, 2011, which are included in our quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

As a manufacturer or a distributor of disposable packaging products we are at risk for potentially significant product liability and associated losses. We cannot predict or protect against all potential losses or liabilities that may arise relating to our disposable food container and industrial packaging products. We maintain insurance against many, but not all, potential losses and liabilities, in accordance with customary industry practice and in amounts we believe to be necessary. If any losses or liabilities are not covered by insurance, or if the insurance is insufficient, we would be required to satisfy these losses and liabilities and our financial condition and results of operations may be adversely affected.

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

We rely on certain strategic raw materials for our operations. If the raw materials we or, if applicable, Well Talent, use to manufacture our disposable packaging products increase substantially in price or for whatever reason becomes unavailable to us our business could fail and investors could lose their entire investment.

Although we believe that there are sufficient quantities of the raw materials used to manufacture our disposable packaging products, the continuous existence and availability and price of these raw materials may be affected by natural disasters, domestic and world markets, political conditions, changes in government regulation and war or other outbreak of hostilities. If the price of the raw materials we use to manufacture our disposable packaging products increase substantially or for any reason become unavailable to us our business could fail and investors could lose their entire investment.

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

Our success depends substantially on our ability to distribute disposable packaging products that are less harmful to the environment than disposable packaging products made from plastic, paper or polystyrene. Although we believe that our disposable packaging products are less harmful to the environment than disposable packaging products made from paper, plastic and polystyrene, our disposable packaging products may also possess characteristics that environmental groups could perceive as negative for the environment. When biodegradable waste is disposed of in landfills, it breaks down under uncontrolled anaerobic conditions. This produces landfill gas which, if not harnessed, escapes into the atmosphere. Landfill gas contains methane, a more harmful greenhouse gas than carbon dioxide. The European Union Landfill Directive puts key requirements on member states for the management of biodegradable waste in order to stop global warming. Whether, on balance, our disposable packaging products are better for the environment than disposable packaging products made from either plastic, paper or polystyrene is a somewhat subjective judgment. Environmental groups, customers, and governmental regulators may not agree that our disposable packaging products have an advantage over other disposable packaging products. If our disposable packaging products are perceived as being harmful to the environment, our revenues will likely suffer and as a result we could go out of business.

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

Our executive officers and directors, in the aggregate, beneficially own 25.52% of the issued and outstanding shares of our common stock. In addition, Begonia Participation Corp. owns 1,900,000 shares of our common stock, 620,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. Each share of Series A Preferred Stock and each share of Series B Preferred Stock is entitled to 30 votes at any meeting of our stockholders and is convertible, at any time at the option of the holder, into 5 shares of our common stock. Therefore, Begonia Participation Corp. has approximately 55.64% of the voting power of our shareholders. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers, directors and Begonia Participation Corp. control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock

RISKS RELATED TO OUR COMMON STOCK

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

10.21	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2009)
10.22	Loan Amendment Agreement with Tayna Environmental Technology Co. Limited (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)
10.23	Demand Promissory Note with Lainey Advisors Inc. dated July 1, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)
10.24	Demand Promissory Note with Creative Mind Assets Limited dated July 1, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)
10.25	Demand Promissory Note with Lainey Advisors Inc. dated July 20, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)
10.26	Demand Promissory Note with Kuo-Hsien Chen dated September 15, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)
10.27	Demand Promissory Note with Creative Mind Assets Limited dated December 31, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)
10.28	Demand Promissory Note with Kuo-Hsien Chen dated December 31, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 31, 2010)
10.29	Subscription Agreement with Manzanis Business Inc. dated April 8, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 9, 2010)
10.30	Subscription Agreement with K.A. Erdmann dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2010)
10.31	Subscription Agreement with Scharfe Holdings Inc. dated May 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2010)
10.32	Consulting Agreement with San Diego Torrey Hills Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 12, 2010)
10.33	Subscription Agreement with Keiand Capital Corp. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2010)
10.34	Promissory Note dated September 1, 2010 with Creative Mind Assets Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 2, 2010)
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
Date: May 19, 2011

By:	/s/ Sean Webster
Sean Webster
Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 19, 2011