Form 10-Q
period 2011-06-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2012-11-30
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Saugatuck Ave. Westport CT	06880
(Address of principal executive offices)	(Zip Code)

(203) 226-4449
Registrant’s telephone number, including area code

Unit 390, 3rd Floor, Peninsula Center, 67 Mody Road Tsim Sha Tsui East, Kowloon, Hong Kong +852.3586.1383
(Former address, if changed since last report)

_____________________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐   No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes   ☐     No   ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 30, 2012, there were 41,032,849 shares of common stock, $0.001 par value, issued and outstanding.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1       Financial Statements

The unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2011 and 2010 follow.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$0	0
Accounts receivable	0	0
Other receivables	0	0
Total current assets	0	0

Non-current assets
Property and equipment	0	0
Deposits	0	0
	0	0

Assets classified as held for sale	5,446	1,016,167
	5,446	1,016,167

Total assets	5,446	1,016,167

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	217,213	240,817
Short term debts	825,494	817,836
Total current liabilities	1,042,707	1,058,653

Liabilities classified as held for sale	884,738	1,649,925
	1,927,445	2,708,578
Long term liabilities
Long term debt	60,000	60,000
Due to a related party	250,000	250,000
Total long term liabilities	310,000	310,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value, 50,000,000 shares authorized;
41,032,849 shares issued and outstanding	4,102	4,102
Additional paid-in capital	5,031,916	5,031,916
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	223,938	239,557
Accumulated deficit	(7,490,892)	(7,276,923)

Total deficiency in stockholders' equity	(2,231,999)	(2,002,411)

Total liabilities and deficiency in stockholders' equity	$5,446	1,016,167

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Continuing operation
Revenues	$0	0	0	0
Cost of sales	0	0	0	0
Gross loss	0	0	0	0

General and administrative	24,609	29,843	48,432	71,407

Total operating expenses	24,609	29,843	48,432	71,407

Loss from operations	(24,609)	(29,843)	(48,432)	(71,407)

Other Income (expense)
Other Income	0	16,000	0	363,807
Gain on liabilities written off	53,778	0	53,778	0
Finance cost	(11,222)	(11,333)	(22,349)	(22,756)
Profit/(loss) before tax	17,947	(25,176)	(17,003)	269,644

Income tax	0	0	0	0
Profit/(loss) for the period from continuing operation	17,947	(25,176)	(17,003)	269,644

Profit/(loss) for the period from discontinued operations	240,680	(246,860)	(196,966)	(512,714)

Profit/(loss) for the period	$258,627	(272,036)	(213,969)	(243,070)

Continuing operation
Earnings/(loss) per share	$0.00	(0.00)	(0.00)	0.01
Diluted earnings/(loss) per share	$0.00	(0.00)	(0.00)	0.01

Discontinued operations
Earnings/(loss) per share	$0.01	(0.01)	(0.00)	(0.01)
Diluted earnings/(loss) per share	$0.01	(0.01)	(0.00)	(0.01)

Weighted average common shares outstanding	41,032,849	40,985,118	41,032,849	39,428,807
Diluted weighted average common shares outstanding	41,032,849	40,985,118	41,032,849	39,428,807

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Profit/(loss) for the period	$258,627	(272,036)	(213,969)	(243,070)

Other comprehensive income/(expense) :
Foreign currency translation adjustment	2,854	12,967	(15,619)	27,613
Total comprehensive income (expense)	$261,481	(259,069)	(229,588)	(215,457)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months
Ended
June 30, 2011
(unaudited)
Preferred stock:
Balance, beginning of the period	$1,620
No activity	0
Balance, end of the period	$1,620

Common stock:
Balance, beginning of the period	$4,102
No activity	0
Balance, end of the period	$4,102

Additional paid in capital:
Balance, beginning of the period	$5,031,916
No activity	0
Balance, end of the period	$5,031,916

Stock issued at less than par value:
Balance, beginning of the period	$(2,683)
No activity	0
Balance, end of the period	$(2,683)

Foreign currency translation adjustment:
Balance, beginning of the period	$239,557
Other comprehensive expense for the period	(15,619)
Balance, end of the period	$223,938

Accumulated deficit:
Balance, beginning of the period	$(7,276,923)
Loss for the period	(213,969)
Balance, end of the period	$(7,490,892)

Total deficiency in stockholders' equity	$(2,231,999)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(213,969)	(243,070)
Loss for the period from discontinued operations	196,966	512,714

Adjustments to reconcile net loss to net cash provided by operating activities:
Write down in value of liabilities	(53,778)	0
Interest expenses accrual	22,349	22,756

Changes in assets and liabilities:
Accounts payable and accruals	30,174	(172,575)

Net cash (used in)/generated from operating activities from continuing operation	(18,258)	119,825
Net cash generated from /(used in) operating activities from discontinued operations	48,568	(181,765)

Cash flow from investing activities

Net cash used in investing activities from discontinued operations	0	(30,645)

Cash flow from financing activities
Debts redemption	(14,691)	(792,027)
Additional paid up capital	0	856,335

Non-cash financing activities
Common stock issued to retire debts	0	664

Net cash (used in)/generated from financing activities from continuing operation	(14,691)	64,972

Effects of exchange rate on the balance of cash held in foreign currency	(15,619)	27,613

Net change in cash	0	0

Cash, beginning	0	0

Cash, ending	$0	0

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.    The Company

Biopack Environmental Solutions, Inc. (formerly Star Metro Corp.) and its subsidiaries formerly developed, manufactured, distributed and marketed bio-degradable food containers and disposable industrial packaging for consumer products made from natural materials.  In July 2012, the Company disposed its wholly-owned subsidiaries Starmetro Group Limited, Biopack Environmental Limited, Roots Biopark Limited, Jiangmen Roots Biopack Limited and Roots Biopack (Intellectual Property) Limited, which is the manufacturing and trading business of bio-degradable food containers and disposable industrial packaging for consumer products of the Biopack Environmental Solutions, Inc. group of the companies (the “Group”). The associated assets and liabilities of those five subsidiaries and the related business of the Group have been classified as discontinued operations and their operations have been reported in profit (loss) from discontinued operations.

The prior year results of continuing operations of the Company have been reclassified to profit (loss) from discontinued operations and the prior year amounts have been restated to present the Company's operations as discontinued operations in our consolidated statements of operations for all periods presented herein.

2.    Summary of Significant Accounting Policies

(a)    Basis of Presentation

The consolidated financial statements include the accounts of Biopack Environmental Solutions, Inc. and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated from the consolidated financial statements.

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

(c)    Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers financial instruments with maturities of less than three months when purchased to cash equivalents. There are no cash equivalents as of the balance sheet date.

(d)   Accounts Receivable

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

(f)   Property, Plant and Equipment

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

(g)   Income Taxes

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

(h)   Foreign Currency Transactions

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

(i)   Earnings Per Share

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

(j)   Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

(k)   Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

(l)    Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying consolidated financial statements.

3.	Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2011	2010
		(Restated)

Accrued expenses and other payables	$163,719	137,841
Accounts payable	53,494	102,976
	$217,213	240,817

4.	Loans Payable

	June 30,	December 31,
	2011	2010

Short term loans	$825,494	817,836
	$825,494	817,836

As at June 30, 2011, the Company has short term loans on demand of $825,494. The loans bear interest at the rate of 0.5% to 6% per annum.

	June 30,	December 31,
	2011	2010
Long term loans

Convertible debts issued to a non related party	$60,000	60,000
Convertible debts issued to former diretor	250,000	250,000
	$310,000	310,000

	June 30, 2011	December 31, 2010
Convertible debt

Beginning balance of period	$310,000	581,000
Less : Debentures converted to common shares	0	(271,000)
Ending balance of period	$310,000	310,000

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

5.    Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern.  The Company had a loss for the six months period ended June 30, 2011 of $213,969 and, on June 30, 2011 it had an accumulated deficit of $7,490,892 and a working capital deficit of $1,042,707. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

6.    Commitments and Contingencies

Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in Hong Kong during the six months ended June 30, 2011:

	June 30,	December 31,
	2011	2010

Premises	$0	19,168
	$0	19,168

At June 30, 2011, the Company had outstanding commitments for future minimum lease payments under non-cancellable operating leases in respect of premises in Hong Kong, which fall due as follows:

	June 30,	December 31,
	2011	2010

Within one year	$0	2,552
	$0	2,552

7.    Income Taxes

No provision for HK Profits tax has been made in the consolidated financial statements as the subsidiaries sustained losses for the period.

No provision for PRC income tax has been made in the consolidated financial statements as the PRC subsidiary sustained loss during the period. No provision for deferred taxation has been recognized in the financial statements as the amount involved is insignificant.

No provision for US tax has been made for any of the period presented as the Group does not have any assessable profits during the period.

No deferred tax is recognized in the consolidated balance sheets as of June 30, 2011.

8.    Discontinued Operations

On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to the Company’s On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to the Company’s landlord’s claim for unpaid rent for our factory plus penalty interest and other claims. The landlord had made a claim for payment of overdue rent in the amount of RMB 1,236,000, penalty interest in the amount of RMB 1,067,930 and a claim for potential loss of income in the amount of RMB 618,000, for a total amount claimed of RMB 2,921,930 (approximately $451,379).   At the hearing, the Court ruled that after two unsuccessful attempts to auction the factory’s assets at the minimum level set by the Court appointed independent valuation company’s fair market assessment price, the Court set the reference value at RMB 3,613,139.20 (approximately $569,359) and transferred all the assets to the landlord. The landlord is legally responsible for settling any claims made by creditors, and the case has been closed.

On April 27, 2012, the Company entered into a Subsidiary Acquisition Option Agreement (“Subsidiary Option Agreement”) with Xinghui Ltd., a Chinese entity (“Purchaser“), under which the Company may, in our sole discretion, sell the Subsidiary Shares to Purchaser.   The “Subsidiary Shares” consists of 100% ownership of the following wholly-owned subsidiaries:  Roots Biopack (Intellectual Property) Limited, incorporated in Hong Kong, Roots Biopark Limited, incorporated in Hong Kong, Jiangmen Roots Biopack Ltd., incorporated in the People’s Republic of China, Starmetro Group Limited, incorporated in the British Virgin Islands and Biopack Environmental Limited (fka E-ware Corporation Limited), incorporated in Hong Kong (together the “BPAC Subsidiaries”).

On July 11, 2012, the Company exercised its rights under the Subsidiary Option Agreement by sending a signed Notice of Exercise to the Escrow Agent, pursuant to the terms of the Subsidiary Acquisition Agreement.  The Company also sent a copy of the Notice of Exercise directly to the Purchaser as well.  As a result of the Company exercising its rights under the Subsidiary Option Agreement, the Company no longer owned the Subsidiary Shares or the BPAC Subsidiaries, including any of their assets or liabilities.

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012.  The Company recorded a $390,298 impairment gain during the six months ended 2011 related to the Company’s discontinued operations assets and liabilities held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations.

A summarized statement of operations for the discontinued operations for the comparable six month periods ended June 30, 2011 and June 30, 2010 is as follows:

	Six months ended
	June 30,	June 30,
	2011	2010
		(Restated)

Revenues	3,594	174,727
Cost of sales	5,486	251,406
Gross loss	(1,892)	(76,679)

General and administrative	577,052	336,171
Depreciation and amortization	8,219	99,864
Total operating expenses	585,271	436,035

Net gain on assets and liabilities written off	390,298	0
Finance cost	101	0
(Loss)/earnings from discontinued opertations	(196,966)	512,714

Assets classified as held for sale:

	June 30	December 31,
	2011	2010
		(Restated)
Assets
Cash and cash equivalents	86	97,888
Prepaid expenses and other receivables	0	132,775
Inventories	0	48,180
Property and equipment	0	567,208
Construction in progress	0	117,986
Deposits	5,360	52,130
Total assets classified as held for sale	5,446	1,016,167

Liability classified as held for sale:

	June 30	December 31,
	2011	2010
		(Restated)
Liabilities
Accounts payable and accrued expenses	21,196	862,865
Lau Kin Chung, Gerald - former director	563,236	511,934
Sean Webster - former director	300,306	275,126
Total liabilities classified as held for sale	884,738	1,649,925

9.    Subsequent Events

Discontinued Operations

On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to the Company’s landlord’s claim for unpaid rent for our factory plus penalty interest and other claims. The landlord had made a claim for payment of overdue rent in the amount of RMB 1,236,000, penalty interest in the amount of RMB 1,067,930 and a claim for potential loss of income in the amount of RMB 618,000, for a total amount claimed of RMB 2,921,930 (approximately $451,379).   At the hearing, the Court ruled that after two unsuccessful attempts to auction the factory’s assets at the minimum level set by the Court appointed independent valuation company’s fair market assessment price, the Court set the reference value at RMB 3,613,139.20 (approximately $569,359) and transferred all the assets to the landlord. The landlord is legally responsible for settling any claims made by creditors, and the case has been closed.

On April 27, 2012, the Company entered into a Subsidiary Acquisition Option Agreement (“Subsidiary Option Agreement”) with Xinghui Ltd., a Chinese entity (“Purchaser“), under which the Company may, in our sole discretion, sell the Subsidiary Shares to Purchaser.   The “Subsidiary Shares” consists of 100% ownership of the following wholly-owned subsidiaries:  Roots Biopack (Intellectual Property) Limited, incorporated in Hong Kong, Roots Biopark Limited, incorporated in Hong Kong, Jiangmen Roots Biopack Ltd., incorporated in the People’s Republic of China, Starmetro Group Limited, incorporated in the British Virgin Islands and Biopack Environmental Limited (fka E-ware Corporation Limited), incorporated in Hong Kong (together the “BPAC Subsidiaries”).

On July 11, 2012, the Company exercised its rights under the Subsidiary Option Agreement by sending a signed Notice of Exercise to the Escrow Agent, pursuant to the terms of the Subsidiary Acquisition Agreement.  The Company also sent a copy of the Notice of Exercise directly to the Purchaser as well.  As a result of the Company exercising its rights under the Subsidiary Option Agreement, the Company no longer owned the Subsidiary Shares or the BPAC Subsidiaries, including any of their assets or liabilities.

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012.  The Company recorded a $390,298 impairment gain during the six months ended 2011 related to the Company’s discontinued operations assets and liabilities held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations.

Change in Voting Control

On April 27, 2012, the holders of preferred stock, which account for the voting control of the Company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”).  These shares represent approximately 63% of the outstanding votes on all matters brought before the holders of our common stock for approval.  The transaction closed on April 27, 2012 and resulted in a change of control.

Asset Purchase Agreements

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., our wholly-owned subsidiary, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women.  In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful.  These licenses are for a period of up to one year, subject to earlier termination upon specified events. During the term of the license, the assets and business being licensed will be run by management of NCP pursuant to a consulting agreement. As a result of these license rights the Company are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping.  The Company will also receive all revenue derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” business and assets.  Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031.  In exchange for these license rights the Company agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock.  This transaction closed on June 26, 2012.

Additionally, under the Agreement, the Company, through our wholly-owned subsidiary, has the option to purchase all the assets related to the “Beaute de Maman” products, as well as NCP’s anti-itch formula.  In order to exercise this option the Company must: (i) the Company must be a fully reporting company under the Securities Exchange Act of 1934, as amended (the “’34 Act”), and be current in our reporting obligations under the ’34 Act; (ii) the Company must have written employment agreements in place with John Linderman and James Barickman; (iii) the Company must be in a position to support the marketing and other operational needs of the “Beaute de Maman” business, and to otherwise meet our financial obligations as they become due; (iv) the Company must have fully assumed the obligations with respect to a sale of the Beaute de Maman business; and (v) the Company shall not have any litigation or inquiry, investigation or proceeding (whether preliminary, formal or informal) by any governmental unit, agency or regulatory body (or SRO), or by any current or former stockholder or creditor, that is pending or overtly threatened against us or our subsidiary, including without limitation, no litigation, inquiry, investigation or proceeding with respect to our securities issuances and/or ’34 Act filings, or seeking to delist or remove us from the OTC Markets (Pink Sheets).

The Company’s option is exclusive and remains open for a period (the “Option Period”) of the shorter of (i) six (6) months after the above five conditions are satisfied, or (ii) the remaining Term of the License.  Upon expiration of the Option Period, the option automatically and irrevocably expires and is of no further force and effect.  If the Company validly exercises the option to purchase the business and assets, the Company will issue NCP 750,000 shares of Series D Convertible Preferred Stock as consideration for such purchase.

Additionally, under the Agreement, in connection with the Company’s license rights and to ensure it can fulfill any immediate orders timely, the Company purchased all existing finished product of the Beaute de Maman product line currently owned by NCP.  In exchange for the inventory the Company agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock.

On June 29, 2012, the Company entered into a Stock Purchase Agreement with Rockland Group, LLC, an entity owned and controlled by Harry Pond, one the Company’s officers and directors (the “Stock Purchase Agreement”).  Under the Stock Purchase Agreement, Rockland Group agreed to purchase 1,540,000 shares of our Series D Convertible Preferred Stock in exchange for $308,000.

On July 11, 2012, the Company, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which the Company was assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party.  The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010.  In exchange for these rights we agreed to issue RWIP Two Million (2,000,000) shares of our Series D Convertible Preferred Stock.  The transaction closed on July 11, 2012.

On July 11, 2012, the Company entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with ICE.  Under the Marketing Agreement the Company was retained to market and develop the Soft & Smooth Assets held by ICE.  The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement.  The Company was granted the sole and exclusive rights to develop the Soft & Smooth Assets and market and sell the resulting products for a period of twelve (12) months.  Under the Marketing Agreement, the Company will receive Eighty Percent (80%) of all revenue derived from the Soft & Smooth Assets.  In addition to these rights, the Company shall have, starting with the sixth (6th) month following the execution of the Marketing Agreement and continuing until the end of the eleventh (11th) month following the execution of the Marketing Agreement, the exclusive option, in its sole discretion, to purchase the Soft & Smooth Assets from ICE provided that the Company’s right to purchase the Soft & Smooth Assets during the period starting with the sixth (6th) month until the end of the eighth (8th) month shall be subject to ICE’s agreement to sell.  During the period starting with the ninth (9th) month and ending with the end of the eleventh (11th) month, ICE shall be obligated to sell if the Company exercises its right to purchase.  In the event the Company exercise the purchase option, the Company will issue to ICE warrants enabling ICE to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period.  During this eleven (11) month period, ICE may not sell the Soft & Smooth Assets to any party other than the Company without written consent.  In the event the Soft & Smooth Assets are sold to a third party during the eleven (11) month period, then the revenue split of 80% to us shall cease and ICE will be entitled to Fifteen Percent (15%) of any down payment received for the Soft & Smooth Assets, with us being entitled to Eighty Five Percent (85%) of any down payment, and the Company shall be entitled to received One Hundred Percent (100%) of any future payments made by the purchaser of the Soft & Smooth Assets.   In exchange for these rights we agreed to pay ICE Ten Thousand Dollars ($10,000) in addition to being responsible for all obligations related to the development and marketing of the Soft & Smooth Assets, including the assumption of the following obligations previously due by ICE to third parties:

a)	Accounts payable for legal patent work approximating;

b)	Accounts payable to RWIP Consulting;

c)	Accounts payable for clinical study services;

d)	Account payable for out of pocket to RWIP for clinical study; and

e)	Certain royalty payments due to RWIP (these royalty payments are the same as described above).

The transaction closed on July 11, 2012.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Biopack Environmental Solutions, Inc. for the period ended June 30, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

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

Prior to July 11, 2012, our primary business was the development, manufacturing, distribution and marketing of bio-degradable food containers and disposable industrial packaging for consumer products.  We supplied our biodegradable food containers and industrial packaging products to multinational corporations, supermarket chains and restaurants located across North America, Europe and Asia.  Our operations were conducted through the following wholly-owned subsidiaries:  Roots Biopack (Intellectual Property) Limited, incorporated in Hong Kong, Roots Biopark Limited, incorporated in Hong Kong, Jiangmen Roots Biopack Ltd., incorporated in the People’s Republic of China, Starmetro Group Limited, incorporated in the British Virgin Islands and Biopack Environmental Limited (fka E-ware Corporation Limited), incorporated in Hong Kong (together the “BPAC Subsidiaries”).

On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to our landlord’s claim for unpaid rent for our factory plus penalty interest and other claims. The landlord had made a claim for payment of overdue rent in the amount of RMB 1,236,000, penalty interest in the amount of RMB 1,067,930 and a claim for potential loss of income in the amount of RMB 618,000, for a total amount claimed of RMB 2,921,930 (approximately $451,379).   At the hearing, the Court ruled that after two unsuccessful attempts to auction the factory’s assets at the minimum level set by the Court appointed independent valuation company’s fair market assessment price, the Court set the reference value at RMB 3,613,139.20 (approximately $569,359) and transferred all the assets to the landlord. The landlord is legally responsible for settling any claims made by creditors, and the case has been closed.

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”).  These shares represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control.  The transaction closed on April 27, 2012.

On April 27, 2012, we entered into a Subsidiary Acquisition Option Agreement (“Subsidiary Option Agreement”) with Xinghui Ltd., a Chinese entity (“Purchaser“), under which we may, in our sole discretion, sell all the shares in the BPAC Subsidiaries to Purchaser.   Under the Subsidiary Option Agreement, if we exercised our option to sell the Subsidiary Shares to Purchaser, then, as consideration for the Subsidiary Shares, Purchaser would assume all liabilities of ours that existed as of April 25, 2012 (the “Purchase Price”).  The liabilities to be assumed by the Purchaser would include, but would not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of ours except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012 (the “Assumed Liabilities”).

On July 11, 2012, we exercised our rights under the Subsidiary Option Agreement by sending a signed Notice of Exercise to the Escrow Agent, pursuant to the terms of the Subsidiary Acquisition Agreement.  We also sent a copy of the Notice of Exercise directly to the Purchaser as well.  As a result of us exercising our rights under the Subsidiary Option Agreement, we no longer own the Subsidiary Shares or the BPAC Subsidiaries, including any of their assets or liabilities.

On June 25, 2012, we entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., our wholly-owned subsidiary, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women.  In addition, we acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful.  These licenses are for a period of up to one year, subject to earlier termination upon specified events.  During the term of the license, the assets and business being licensed will be run by management of NCP pursuant to a consulting agreement.  As a result of these license rights we are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping.  We will also receive all revenue derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” business and assets.  Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031.  In exchange for these license rights we agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock.  This transaction closed on June 26, 2012.

Under the Agreement, in connection with our license rights and to ensure we can fulfill any immediate orders timely, we purchased all existing finished product of the Beaute de Maman product line currently owned by NCP.  In exchange for the inventory we agreed to issue NCP 25,000 shares of our Series D Convertible Preferred Stock.

As a result of the above transaction, we are currently a company primarily involved in developing, marketing and selling, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women.

Discontinued Operations

As a result of the successful action by our prior landlord, as well as our election under the Subsidiary Acquisition Option Agreement, our operations during the three and six months ended June 30, 2011 are included in the accompanying financial statements as discontinued operations.  It is important to note that although we did have operations during these periods, we are required to classify those operations as discontinued operations in the attached financial statements due to the subsequent actions taken us and others.  The details related to our operations during these periods can be found in Note 8 to the attached financial statements.

Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

Profit (loss)

Our profit for the three months ended June 30, 2011 totaled $258,627, with $240,680 of the profit being derived from operations that are now discontinued, and $17,947 being derived from continuing operations, compared to a net loss for the three months ended June 30, 2010 of $272,036, with $246,860 of the loss being derived from operations that are now discontinued, and $25,176 being derived from continuing operations.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the three months ended June 30, 2011 and June 30, 2010, we did not generate any revenues from continuing operations.

Operating expenses

Our operating expenses for continuing operations for the three months ended June 30, 2011 and June 30, 2010, were $24,609 and $29,843, respectively, and were made up entirely of general and administrative expenses for both periods, with the primary expenses relating to being a public, reporting company, including legal and audit fees.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

Profit (loss)

Our loss for the six months ended June 30, 2011 totaled $213,969, with $196,966 of the loss being derived from operations that are now discontinued, and $17,003 being derived from continuing operations, compared to a net loss for the six months ended June 30, 2010 of $243,070, with $512,714 of the loss being derived from operations that are now discontinued, offset by profits of $269,644 being derived from continuing operations.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the six months ended June 30, 2011 and June 30, 2010, we did not generate any revenues from continuing operations, but generated $3,594 and $174,727, respectively, for the two periods from operations that are now discontinued.

Operating expenses

Our operating expenses for continuing operations for the six months ended June 30, 2011 and June 30, 2010, were $48,432 and $71,407, respectively, and were made up entirely of general and administrative expenses for both periods, with the primary expenses relating to being a public, reporting company, including legal and audit fees.  During these same two periods, we had operating expenses from discontinued operations of $585,271 and $436,035, respectively, with the expenses related to general and administrative expenses and depreciation and amortization.

Assets and Liabilities

Current and non-current assets were $0 as of June 30, 2011 and December 31, 2010.  However, as a result of restating prior period discontinued assets and liabilities, during these two periods we did have $5,446 and $1,016,167, respectively, classified as “assets held for sale” and $884,738 and $1,649,925, respectively, classified as “liabilities held for sale”.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations during the periods indicated:

	Six Months Ended June 30,
	2011	2010

Cash at beginning of period	$0	$0
Net cash provided by (used in) operating activities	(18,258)	119,825
Net cash provided by (used in) discontinued operations	48,568	(181,765)
Net cash used in investing activities	0	(30,645)
Net cash provided by (used in) financing activities	(14,691)	64,972
Effect of exchange rate on the balance of cash	(15,619)	27,613
Cash at end of period	$0	$0

Cash Flows from Operating Activities – For the six months ending June 30, 2011, net cash used in continuing operations was $18,258 compared to net cash provided from continuing operations of $119,825 for the six months ending June 30, 2010.  Net cash used in continuing operations for the six months ended June 30, 2011 was primarily due to payments relating to SEC filing and audit fees.

Cash Flows from Discontinued Operations – For the six months ending June 30, 2011, net cash generated from discontinued operations was $48,568 compared to net cash used in discontinued operations of $181,765.  Cash generated from discontinued operations for the six months ended June 30, 2011 was due to the monetization of certain current assets held for sale.

Cash Flows from Investing Activities – We did not have any net cash provided by (used in) investing activities from continuing operations for the six months ending June 30, 2011.

Cash Flows from Financing Activities – Net cash flows used in financing activities from continuing operations in the six months ending June 30, 2011 was $14,691, compared to net cash provided by of $64,972 in the same period in 2010.  For the six months in 2011, the cash flows used in financing activities from continuing operations were entirely from debt redemptions.

Our existing liquidity is not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of raw material and manufacturing, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Our financial statements for the six months ended June 30, 2011 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4       Controls and Procedures

(a)           Evaluation of Disclosure Controls Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2011, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by limited personnel, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented.

These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

When we are financially able, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next assessment of the effectiveness of our internal control over financial reporting.

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)           Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1       Legal Proceedings

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A    Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 3       Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4       Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5       Other Information

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 6       Exhibits

Item No.	Descraiption

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

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biopack Environmental Solutions, Inc.

Dated: November 30, 2012	By:	/s/ Harry Pond
Harry Pond
Chief Executive Officer and Director