Form 10-Q
period 2011-09-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2012-11-30
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

ITEM 1  Financial Statements

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2011 and 2010 follow.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$0	0
Accounts receivable	0	0
Other receivables	0	0
Total current assets	0	0

Non-current assets
Property and equipment	0	0
Deposits	0	0
	0	0

Asset classified as held for sale	5,409	1,016,167
	5,409	1,016,167

Total assets	$5,409	1,016,167

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$238,630	240,817
Short term debts	829,345	817,836
Total current liabilities	1,067,975	1,058,653

Liabilities classified as held for sale	892,353	1,649,925
	1,960,328	2,708,578
Long term liabilities
Long term debt	60,000	60,000
Due to a related party	250,000	250,000
Total long term liabilities	310,000	310,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value, 50,000,000 shares authorized;
41,032,849 shares issued and outstanding	4,102	4,102
Additional paid-in capital	5,031,916	5,031,916
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	228,490	239,557
Accumulated deficit	(7,528,364)	(7,276,923)

Total deficiency in stockholders' equity	(2,264,919)	(2,002,411)

Total liabilities and deficiency in stockholders' equity	$5,409	1,016,167

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Continuing Operation
Revenues	$0	0	0	0
Cost of sales	0	0	0	0
Gross loss	0	0	0	0

General and administrative	14,462	45,253	62,894	116,660

Total operating expenses	14,462	45,253	62,894	116,660

Loss from operations	(14,462)	(45,253)	(62,894)	(116,660)

Other Income (expense)
Other Income	0	0	0	363,807
Gain on liabilities written off	0	0	53,778	0
Finance cost	(11,319)	(11,346)	(33,668)	(34,102)
(Loss)/profit before tax	(25,781)	(56,599)	(42,784)	213,045

Income tax	0	0	0	0
(Loss)/profit for the period from continuing operation	(25,781)	(56,599)	(42,784)	213,045
Loss for the period from discontinued operations	(11,691)	(323,378)	(208,657)	(836,092)

Loss for the period	$(37,472)	(379,977)	(251,441)	(623,047)

Continuing operation
(Loss)/earnings per share	$(0.00)	(0.00)	(0.00)	0.01
Diluted (loss)/earnings per share	$(0.00)	(0.00)	(0.00)	0.01

Discontinued operations
Loss per share	$(0.00)	(0.01)	(0.01)	(0.02)
Diluted loss per share	$(0.00)	(0.01)	(0.01)	(0.02)

Weighted average common shares outstanding	41,032,849	41,032,849	41,032,849	39,969,364
Diluted weighted average common shares outstanding	41,032,849	41,032,849	41,032,849	39,969,364

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss for the period	$(37,472)	(379,977)	(251,441)	(623,047)
Other comprehensive income/(expense) :
Foreign currency translation adjustment	4,552	27,559	(11,067)	55,172
Total comprehensive expense	$(32,920)	(352,418)	(262,508)	(567,875)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months
Ended
September 30,
2011
(unaudited)
Preferred stock:
Balance, beginning of the period	$1,620
No activity	0
Balance, end of the period	$1,620

Common stock:
Balance, beginning of the period	$4,102
No activity	0
Balance, end of the period	$4,102

Additional paid in capital:
Balance, beginning of the period	$5,031,916
No activity	0
Balance, end of the period	$5,031,916

Stock issued at less than par value:
Balance, beginning of the period	$(2,683)
No activity	0
Balance, end of the period	$(2,683)

Foreign currency translation adjustment:
Balance, beginning of the period	$239,557
Other comprehensive expense for the period	(11,067)
Balance, end of the period	$228,490

Accumulated deficit:
Balance, beginning of the period	$(7,276,923)
Loss for the period	(251,441)
Balance, end of the period	$(7,528,364)

Total deficiency in stockholders' equity	$(2,264,919)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(251,441)	(623,047)
Loss for the period from discontinued operations	208,657	836,092

Adjustments to reconcile net loss to net cash provided by operating activities:
Write down in value of liabilities	(53,778)	0
Interest expenses accrual	33,668	34,102

Changes in assets and liabilities:
Accounts payable and accruals	51,591	(180,396)

Net cash (used in)/generated from operating activities from continuing operation	(11,303)	66,751
Net cash generated from /(used in) operating activities from discontinued operations	44,529	(125,766)

Cash flow from investing activities

Net cash used in investing activities from discontinued operations	0	(53,978)

Cash flow from financing activities
Debts redemption	(22,159)	(799,178)
Additional paid Up Capital	0	856,335
Non-cash financing activities
Common stock issued to retire debts	0	664

Net cash (used in)/generated from financing activities from continuing operation	(22,159)	57,821

Effects of exchange rate on the balance of cash held in foreign currency	(11,067)	55,172
Net change in cash	0	0

Cash, beginning	0	0

Cash, ending	$0	0

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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

3.	Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2011	2010
		(restated)

Accrued expenses and other payables	$183,660	137,841
Accounts payable	54,970	102,976
	$238,630	240,817

4.	Loans Payable

	September 30,	December 31,
	2011	2010

Short term loans	$829,345	817,836
	$829,345	817,836

As at September 30, 2011, the Company has short term loans on demand of $829,345. The loans bear interest at the rate of 0.5% to 6% per annum.

	September 30,	December 31,
	2011	2010

Long term loans

Convertible debts issued to a non related party	$60,000	60,000
Convertible debts issued to former diretor	250,000	250,000
	$310,000	310,000

	September 30,	December 31,
	2011	2010

Convertible debt

Beginning balance of period	$310,000	581,000
Less : Debentures converted to common shares	0	(271,000)
Ending balance of period	$310,000	310,000

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern.  The Company had a loss for the nine months period ended September 30, 2011 of $251,441 and, on September 30, 2011 it had an accumulated deficit of $7,528,364 and a working capital deficit of $1,067,975. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

6.	Commitments and Contingencies

Operating Lease Arrangements

Minimum lease payments recognized as an expense under operating leases in respect of the premises and land use right in Hong Kong during the nine months Ended September 30, 2011:

	September 30,	December 31,
	2011	2010

Premises	$0	19,168
	$0	19,168

At September 30, 2011, the Company had outstanding commitments for future minimum lease payments under non-cancellable operating leases in respect of premises in Hong Kong, which fall due as follows:

	September 30,	December 31,
	2011	2010

Within one year	$0	2,552
	$0	2,552

7.	Income Taxes

No provision for HK Profits tax has been made in consolidated financial statements as the subsidiaries sustained losses for the period.

No provision for PRC income tax has been made in the consolidated financial statements as the PRC subsidiary sustained loss during the period. No provision for deferred taxation has been recognized in the financial statements as the amount involved is insignificant.

No provision for US tax has been made for any of the period presented as the Group does not have any assessable profits during the period.

No deferred tax is recognized in the consolidated balance sheets as of September 30, 2011.

8.	Discontinued Operation

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

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012.  The Company recorded a $501,480 impairment gain during the nine months ended 2011 related to the Company’s discontinued operations assets and liabilities held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations.

A summarized statement of operations for the discontinued operations for the comparable nine month periods ended Sept 30, 2011 and Sept 30, 2010 is as follows:

	Nine months ended
	September 30,	September 30,
	2011	2010
		(Restated)

Revenues	3,594	276,623
Cost of sales	5,486	356,362
Gross loss	(1,892)	(79,739)

General and administrative	699,878	605,327
Depreciation and amortization	8,266	151,026
Total operating expenses	708,144	756,353

Net gain on assets and liabilities written off	501,480	0
Finance cost	101	0
Loss from discontinued opertations	(208,657)	(836,092)

Assets classified as held for sale:

	September 30,	December 31,
	2011	2010
		(Restated)

Assets
Cash and cash equivalents	58	97,888
Prepaid expenses and other receivables	0	132,775
Inventories	0	48,180
Property and equipment	0	567,208
Construction in progress	0	117,986
Deposits	5,351	52,130
Total assets classified as held for sale	5,409	1,016,167

Liability classified as held for sale:

	September 30,	December 31,
	2011	2010
		(Restated)

Liabilities
Accounts payable and accrued expenses	20,888	862,865
Lau Kin Chung, Gerald - former director	562,300	511,934
Sean Webster - former director	309,165	275,126
Total liabilities classified as held for sale	892,353	1,649,925

9.	Subsequent Events

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

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012.  The Company recorded a $501,480 impairment gain during the nine months ended 2011 related to the Company’s discontinued operations assets and liabilities held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations.

Change in Voting Control

On April 27, 2012, the holders of preferred stock, which account for the voting control of the Company, entered into a Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”).  These shares represent approximately 63% of the outstanding votes on all matters brought before the holders of our common stock for approval.  The transaction closed on April 27, 2012.

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

On July 11, 2012, the Company entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with ICE.  Under the Marketing Agreement the Company was retained to market and develop the Soft & Smooth Assets held by ICE.  The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement.  The Company was granted the sole and exclusive rights to develop the Soft & Smooth Assets and market and sell the resulting products for a period of twelve (12) months.  Under the Marketing Agreement, the Company will receive Eighty Percent (80%) of all revenue derived from the Soft & Smooth Assets.  In addition to these rights, the Company shall have, starting with the sixth (6th) month following the execution of the Marketing Agreement and continuing until the end of the eleventh (11th) month following the execution of the Marketing Agreement, the exclusive option, in its sole discretion, to purchase the Soft & Smooth Assets from ICE provided that the Company’s right to purchase the Soft & Smooth Assets during the period starting with the sixth (6th) month until the end of the eighth (8th) month shall be subject to ICE’s agreement to sell.  During the period starting with the ninth (9th) month and ending with the end of the eleventh (11th) month, ICE shall be obligated to sell if the Company exercises its right to purchase.  In the event the Company exercise the purchase option, the Company will issue to ICE warrants enabling ICE to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period.  During this eleven (11) month period, ICE may not sell the Soft & Smooth Assets to any party other than the Company without written consent.  In the event the Soft & Smooth Assets are sold to a third party during the eleven (11) month period, then the revenue split of 80% to us shall cease and ICE will be entitled to Fifteen Percent (15%) of any down payment received for the Soft & Smooth Assets, with us being entitled to Eighty Five Percent (85%) of any down payment, and the Company shall be entitled to received One Hundred Percent (100%) of any future payments made by the purchaser of the Soft & Smooth Assets.   In exchange for these rights we agreed to pay ICE Ten Thousand Dollars ($10,000) in addition to being responsible for all obligations related to the development and marketing of the Soft & Smooth Assets, including the assumption of the following obligations previously due by ICE to third parties:

a)	Accounts payable for legal patent work approximating;

b)	Accounts payable to RWIP Consulting;

c)	Accounts payable for clinical study services;

d)	Account payable for out of pocket to RWIP for clinical study; and

e)	Certain royalty payments due to RWIP (these royalty payments are the same as described above).

The transaction closed on July 11, 2012.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Biopack Environmental Solutions, Inc. for the period ended September 30, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Discontinued Operations

As a result of the successful action by our prior landlord, as well as our election under the Subsidiary Acquisition Option Agreement, our operations during the three and nine months ended September 30, 2011 are included in the accompanying financial statements as discontinued operations.  It is important to note that although we did have operations during these periods, we are required to classify those operations as discontinued operations in the attached financial statements due to the subsequent actions taken us and others.  The details related to our operations during these periods can be found in Note 8 to the attached financial statements.

Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010

Profit (loss)

Our loss for the three months ended September 30, 2011 totaled $37,472, with $11,691 of the loss being derived from operations that are now discontinued, and $25,781 being derived from continuing operations, compared to a net loss for the three months ended September 30, 2010 of $379,977, with $323,378 of the loss being derived from operations that are now discontinued, and $56,599 being derived from continuing operations.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the three months ended September 30, 2011 and September 30, 2010, we did not generate any revenues from continuing operations.

Operating expenses

Our operating expenses for continuing operations for the three months ended September 30, 2011 and September 30, 2010, were $14,462 and $45,253, respectively, and were made up entirely of general and administrative expenses for both periods, with the primary expenses relating to being a public, reporting company, including legal and audit fees.

Results of Operations for the Nine months Ended September 30, 2011 and September 30, 2010

Profit (loss)

Our loss for the nine months ended September 30, 2011 totaled $251,441, with $208,657 of the loss being derived from operations that are now discontinued, and $42,784 being derived from continuing operations, compared to a net loss for the nine months ended September 30, 2010 of $623,047, with $836,092 of the loss being derived from operations that are now discontinued, offset by profits of $213,045 being derived from continuing operations.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the nine months ended September 30, 2011 and September 30, 2010, we did not generate any revenues from continuing operations, but generated $3,594 and $276,623, respectively, for the two periods from operations that are now discontinued.

Operating expenses

Our operating expenses for continuing operations for the nine months ended September 30, 2011 and September 30, 2010, were $62,894 and $116,660, respectively, and were made up entirely of general and administrative expenses for both periods, with the primary expenses relating to being a public, reporting company, including legal and audit fees.  During these same two periods, we had operating expenses from discontinued operations of $708,144 and $756,353, respectively, with the expenses related to general and administrative expenses and depreciation and amortization.

Assets and Liabilities

Current and non-current assets were $0 as of September 30, 2011 and December 31, 2010.  However, as a result of restating prior period discontinued assets and liabilities, during these two periods we did have $5,409 and $1,016,167, respectively, classified as “assets held for sale” and $892,353 and $1,649,925, respectively, classified as “liabilities held for sale”.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations during the periods indicated:

	Nine months Ended September 30,
	2011	2010

Cash at beginning of period	$0	$0
Net cash provided by (used in) operating activities	(11,303)	66,751
Net cash provided by (used in) discontinued operations	44,529	(125,766)
Net cash used in investing activities	0	(53,978)
Net cash provided by (used in) financing activities	(22,159)	57,821
Effect of exchange rate on the balance of cash	(11,067)	55,172
Cash at end of period	$0	$0

Cash Flows from Operating Activities – For the nine months ending September 30, 2011, net cash used in continuing operations was $11,303 compared to net cash provided from continuing operations of $66,751 for the nine months ending September 30, 2010.  Net cash used in continuing operations for the nine months ended September 30, 2011 was primarily due to payments relating to SEC filing and audit fees.

Cash Flows from Discontinued Operations – For the nine months ending September 30, 2011, net cash generated from discontinued operations was $44,529 compared to net cash used in discontinued operations of $125,766.  Cash generated from discontinued operations for the nine months ended September 30, 2011 was due to the monetization of certain current assets held for sale.

Cash Flows from Investing Activities – We did not have any net cash provided by (used in) investing activities from continuing operations for the nine months ending September 30, 2011.

Cash Flows from Financing Activities – Net cash flows used in financing activities from continuing operations in the nine months ending September 30, 2011 was $22,159, compared to net cash provided by of $57,821 in the same period in 2010.  For the nine months in 2011, the cash flows used in financing activities from continuing operations were entirely from debt redemptions.

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

Our financial statements for the nine months ended September 30, 2011 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2011, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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