Form 10-K
period 2011-12-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2012-12-21
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-29981

BIOPACK ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Saugatuck Ave. Westport CT	06880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 226-4449

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates: $259,857.55 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 28,873,061 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 17, 2012, there were 41,032,849 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Biopack Environmental Solutions, Inc.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

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

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”).  The Shares have voting rights equal to 69,900,000 shares of our common stock and are convertible into 11,650,000 shares of our common stock.  The Shares represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control.  The transaction closed on April 27, 2012.

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

On July 11, 2012, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc. (“ICE”).  Under the Marketing Agreement we were retained to market and develop certain assets referred to as the Soft & Smooth Assets held by ICE.  The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” which is a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage).  We were granted the sole and exclusive rights to develop the Soft & Smooth Assets and market and sell the resulting products for a period of twelve (12) months.  Under the Marketing Agreement, we will receive Eighty Percent (80%) of all revenue derived from the Soft & Smooth Assets.  In addition to these rights, we shall have, starting with the sixth (6th) month following the execution of the Marketing Agreement and continuing until the end of the eleventh (11th) month following the execution of the Marketing Agreement, the exclusive option, in its sole discretion, to purchase the Soft & Smooth Assets from ICE provided that our right to purchase the Soft & Smooth Assets during the period starting with the sixth (6th) month until the end of the eighth (8th) month shall be subject to ICE’s agreement to sell.  During the period starting with the ninth (9th) month and ending with the end of the eleventh (11th) month, ICE shall be obligated to sell if we exercise our right to purchase.  In the event we exercise the purchase option, we will issue to ICE warrants enabling ICE to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period.  During this eleven (11) month period, ICE may not sell the Soft & Smooth Assets to any party other than us without our written consent.  In the event the Soft & Smooth Assets are sold to a third party during the eleven (11) month period, then the revenue split of 80% to us shall cease and ICE will be entitled to Fifteen Percent (15%) of any down payment received for the Soft & Smooth Assets, with us being entitled to Eighty Five Percent (85%) of any down payment, and we shall be entitled to received One Hundred Percent (100%) of any future payments made by the purchaser of the Soft & Smooth Assets.   In exchange for these rights we agreed to pay ICE Ten Thousand Dollars ($10,000) in addition to being responsible for all obligations related to the development and marketing of the Soft & Smooth Assets, including the assumption of the following obligations previously due by ICE to third parties:

a)	Accounts payable for legal patent work;

b)	Accounts payable to RWIP Consulting;

c)	Accounts payable for clinical study services;

d)	Account payable for out of pocket to RWIP for clinical study; and

e)	Certain royalty payments due to RWIP (these royalty payments are the same as described above).

The transaction closed July 11, 2012.

As a result of the above transaction, we are currently a company primarily involved in developing, marketing and selling, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women, as well developing the Soft and Smooth Assets.

Business Overview

All of our current operations relate to the operations of the Beaute de Maman product line and developing the Soft and Smooth Assets..  However, historically, and as of the year ended December 31, 2011, the period covered by this Annual Report, we were in the business of developing, manufacturing, distributing and marketing bio-degradable food containers and disposable industrial packaging for consumer products.  We supplied our biodegradable food containers and industrial packaging products to multinational corporations, supermarket chains and restaurants located across North America, Europe and Asia.  Since these were our operations during the periods presented by this Annual Report, here is a brief description of those operations as they existed at that time as well as historically.

Industry Overview

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

Principal Products

In the year ended December 31, 2011, our product line-up of food containers and industrial packaging products included: plates, bowls, boxes, trays, shoe supporters and cases for electronic devices.  We were able to fabricate any of those or other items to meet customer-specific requirements, including shape, size, color, density and the degree to which they are impervious to oil and water.

Each of our products were:

•	biodegradable.
•	made from natural materials (primarily sugarcane fiber, or bagasse, which is a renewable resource that is a by-product of the sugar refining process).
•	refrigerator, freezer, microwave and oven friendly in temperatures ranging from -25°C to 220°C.
•	sterilized by an ultraviolet light process.

Sales and Marketing

During the year ended December 31, 2011, our sales and marketing efforts currently consist primarily of direct marketing, agents, legacy clients and attendance at trade shows and expositions.  We attempted to enhance our corporate image and brand awareness by participating in various events.  Our biodegradable food container and industrial packaging products were selected for use in the following events: 2006 Winter Olympics, 2005 World Youth Day, 2005 Winterfest, 2003 World Alpine Ski Championship, 2003 World Expo, 2002 World Expo.

Through our distributors we supplied our biodegradable food containers and industrial packaging products to multinational corporations, supermarket chains and restaurants, located across North America, Europe and Asia.  We had distributors in The Netherlands, Hong Kong, and  the United States.

Research and Development

We were not conducting research and development as of December 31, 2011.

Employees

As of December 31, 2011, we had one full time and no part time employees.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.  However, we believe this information may be valuable to our shareholders for this filing.  We reserve the right to not provide risk factors in our future filings.  Please note that these risk factors relate to our current business of operating the business of Beaute de Maman pursuant to our License and Asset Purchase Option Agreement with NorthStar Consumer Products, LLC, and our development of the Soft and Smooth Assets pursuant to our Marketing and Development Services Agreement with InterCore Energy, Inc., since risk factors related to our prior operations are not relevant as of the date of this filing.  Our primary risk factors and other considerations include:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history.  We may not successfully address these risks and uncertainties or successfully market our existing and new products.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate.  To date we only have limited revenues from the Beaute de Maman operations and currently our future revenues are dependent upon the future sales of the Beaute de Maman product line, as well as successfully developing a marketable product based on the Soft and Smooth Assets.  Unanticipated problems, expenses, and delays are frequently encountered in establishing and developing new products in the medical technology field.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development setbacks, and inadequate sales and marketing.  The failure by us to address satisfactorily any of these conditions could have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have only generated limited revenue from the Beaute de Maman operations and we have no cash liquidity or capital resources. Our future capital requirements will depend on many factors, including our ability to grow Beaute de Maman’s operations, develop the Soft and Smooth Assets, identify and acquire solid companies, our ability to generate positive cash flow from operations, and the effect of competing market developments. We will need additional capital in the near future. Any equity financings will result in dilution to our then-existing stockholders.  Sources of debt financing may result in high interest expense. Any financing, if available, may be on terms deemed unfavorable.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

Since our change of control transaction closed on April 27, 2012, we have relied on financing from investors and our officers and directors to fund operations, and we have only generated limited revenue. We have limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to market our products successfully, our ability to generate positive cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional financing beyond our anticipated cash flow from current operations. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings, or other such means. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose us to liquidity problems. Any financing, if available, may be on terms deemed unfavorable. If adequate funds are not obtained, we may be required to reduce or curtail operations.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, both including and beyond what we have today.  We will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  If we are unable to retain staff and to attract and retain sufficient additional employees, and the requisite information technology, engineering, and technical support resources, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

Competition could have a material adverse effect on our business.

Our current investments are in the medical device and products field.  The medical products industry is a highly competitive industry and the products that we currently have an interest in may not compete well in the marketplace, which could cause our revenues to be less than expected, and/or may cause us to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.

An increase in government regulations could have a material adverse effect on our business.

The U.S. and certain other countries in which we operate impose certain federal and state or provincial regulations, and also require warning labels and signage on medical products.  New or revised regulations or increased licensing fees, requirements, or taxes could also have a material adverse effect on our financial condition or results of operations.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness, and value of our intellectual property and technology.  To protect our proprietary rights, we will rely on a combination of patent, copyright, and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents relating to our business may not be granted or, if granted, may be challenged or invalidated;
•	Issued patents may not provide us with any competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	Our efforts may not prevent the development and design by others of products or technologies similar to, competitive with, or superior to, those we develop; or
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be expensive and could distract our management from focusing on operating our business.  The existence and/or outcome of any such litigation could harm our business.

We may not be able to effectively manage our growth and operations, which could have a material adverse effect on our business.

We may experience rapid growth and development in a relatively short period of time.  Should this happen, the management of this growth could require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel.  We intend to retain additional personnel as appropriate to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Our future research and development projects may not be successful.

The successful development of products can be affected by many factors.  Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals.  In addition, the research and development cycle for new products for which we may obtain such approvals certificate typically is long.

There is no assurance that any of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success.  Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

Any products we develop, acquire, or invest in may not achieve or maintain widespread market acceptance.

The success of any products we develop, acquire, or invest in will be highly dependent on market acceptance.  We believe that market acceptance of any products will depend on many factors, including, but not limited to:

•	the perceived advantages of our products over competing products and the availability and success of competing products;
•	the effectiveness of our sales and marketing efforts;
•	our product pricing and cost effectiveness;
•	the safety and efficacy of our products and the prevalence and severity of adverse side effects, if any; and
•	publicity concerning our products, product candidates, or competing products.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective, or otherwise render our products obsolete, we may experience a decline in demand for our products.  If we are unable to market and sell any products we develop successfully, our business, financial condition, results of operations, and future growth would be adversely affected.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The medical device industry is intensely competitive and subject to rapid and significant technological changes.  A large number of companies are pursuing the development of medical devices for markets that we are targeting.  We face competition from pharmaceutical and biotechnology companies in the United States and other countries.  In addition, companies pursuing different but related fields represent substantial competition.  Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer medical device development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than do we.  These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting.  Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective.  There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.  In addition, control procedures are designed to reduce rather than eliminate business risks.  If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products, or enhancements by us or our competitors; general conditions in the U.S. and/or global economies; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the OTC Markets which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTC Markets (Pink Sheets) where we expect it to remain for the foreseeable future.  Broker-dealers often decline to trade in OTC Markets stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater.  In addition, OTC Markets’ stocks are often not eligible to be purchased by mutual funds and other institutional investors.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

As of December 31, 2011, we were leasing office space from our corporate secretary at the annual rate of $258.

ITEM 3 – LEGAL PROCEEDINGS

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

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for trading on OTC Markets (Pink Sheets) under the trading symbol “BPAC”.  Our common stock was originally listed on the OTC Bulletin Board on May 28, 2002, but was delisted on September 19, 2011, due to our failure to file our Quarterly Report on Form 10-Q for June 30, 2011.  Before we can apply to get re-listed on the OTC Bulletin Board we must get current in our ’34 Act filings and have a market maker file a 15c2-11 application on its behalf.

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2011, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2010	First Quarter	$0.70	$0.19
	Second Quarter	$0.22	$0.10
	Third Quarter	$0.12	$0.06
	Fourth Quarter	$0.17	$0.03

2011	First Quarter	$0.04	$0.024
	Second Quarter	$0.026	$0.006
	Third Quarter	$0.009	$0.002
	Fourth Quarter	$0.006	$0.002

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2011, there were 41,032,849 shares of our common stock outstanding held by 1,408 holders of record and numerous shares held in brokerage accounts.  Of these shares, 28,873,061 were held by non-affiliates. On the cover page of this filing we value the 28,873,061 shares held by non-affiliates at $259,857.55. These shares were valued at $0.009 per share, based on our share price on December 17, 2012.

Warrants

We do not have any warrants outstanding.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans.  As a result, we did not have any options, warrants or rights outstanding as of December 31, 2011.

Recent Issuance of Unregistered Securities

We did not have any recent issuances of unregistered securities as of December 31, 2011.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-K of Biopack Environmental Solutions, Inc. for the period ended December 31, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On July 11, 2012, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc. (“ICE”).  Under the Marketing Agreement we were retained to market and develop certain assets referred to as the Soft & Smooth Assets held by ICE.  The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” which is a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage).  We were granted the sole and exclusive rights to develop the Soft & Smooth Assets and market and sell the resulting products for a period of twelve (12) months.  Under the Marketing Agreement, we will receive Eighty Percent (80%) of all revenue derived from the Soft & Smooth Assets.  In addition to these rights, we shall have, starting with the sixth (6th) month following the execution of the Marketing Agreement and continuing until the end of the eleventh (11th) month following the execution of the Marketing Agreement, the exclusive option, in its sole discretion, to purchase the Soft & Smooth Assets from ICE provided that our right to purchase the Soft & Smooth Assets during the period starting with the sixth (6th) month until the end of the eighth (8th) month shall be subject to ICE’s agreement to sell.  During the period starting with the ninth (9th) month and ending with the end of the eleventh (11th) month, ICE shall be obligated to sell if we exercise our right to purchase.  In the event we exercise the purchase option, we will issue to ICE warrants enabling ICE to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period.  During this eleven (11) month period, ICE may not sell the Soft & Smooth Assets to any party other than us without our written consent.  In the event the Soft & Smooth Assets are sold to a third party during the eleven (11) month period, then the revenue split of 80% to us shall cease and ICE will be entitled to Fifteen Percent (15%) of any down payment received for the Soft & Smooth Assets, with us being entitled to Eighty Five Percent (85%) of any down payment, and we shall be entitled to received One Hundred Percent (100%) of any future payments made by the purchaser of the Soft & Smooth Assets.   In exchange for these rights we agreed to pay ICE Ten Thousand Dollars ($10,000) in addition to being responsible for all obligations related to the development and marketing of the Soft & Smooth Assets, including the assumption of the following obligations previously due by ICE to third parties:

a)	Accounts payable for legal patent work;

b)	Accounts payable to RWIP Consulting;

c)	Accounts payable for clinical study services;

d)	Account payable for out of pocket to RWIP for clinical study; and

e)	Certain royalty payments due to RWIP (these royalty payments are the same as described above).

The transaction closed on July 11, 2012.

As a result of the above transactions, we are currently a company primarily involved in developing, marketing and selling, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women, as well developing the Soft and Smooth Assets.

Discontinued Operations

As a result of the successful action by our prior landlord, as well as our election under the Subsidiary Acquisition Option Agreement, our operations during the years ended December 31, 2011and 2010 are included in the accompanying financial statements as discontinued operations.  It is important to note that although we did have operations during these periods, we are required to classify those operations as discontinued operations in the attached financial statements due to the subsequent actions taken us and others. The details related to our operations during these periods can be found in Note 8 to the attached financial statements.

Results of Operations for the Years Ended December 31, 2011 and 2010

Net profit (loss)

Our net loss for the year ended December 31, 2011 totaled $288,546, with $206,835 of the loss being derived from operations that are now discontinued operations, and $81,711 being derived from continuing operations, compared to a net loss for the year ended December 31, 2010 of $2,384,990, with $2,453,382 of the loss being derived from operations that are now discontinued operations, and $68,392 being derived from continuing operations.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the years ended December 31, 2011 and 2010, we did not generate any revenues from continuing operations, but generated $3,594 and $364,417, respectively, for the two periods from operations that are now discontinued operations.

Operating expenses

Our operating expenses for continuing operations for the year ended December 31, 2011 and December 31, 2010, were $90,502 and $161,976, respectively, and were made up entirely of general and administrative expenses for both periods, with the primary expenses relating to being a public reporting company, including legal and audit fees. During these same two periods, we had operating expenses for discontinued operations of $719,059 and $2,435,421, respectively, with the expenses related to general and administrative expenses and impairment, depreciation and amortization.

Assets and Liabilities

Assets were $0 as of December 31, 2011 and December 31, 2010.  However, as a result of restating prior period discontinued assets and liabilities, during these two periods we did have $5,701 and $1,016,167, respectively, classified as “assets held for sale and $892,243 and $1,649,925 classified as “liabilities held for sale" respectively.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations during the periods indicated:

	Year Ended December 31,
	2011	2010

Cash at beginning of period	$0	$0
Net cash used in operating activities	(68,835)	(61,228)
Net cash provided by (used in) discontinued operations	110,171	(530,877)
Net cash used in investing activities	0	(99,559)
Net cash used in financing activities	(29,628)	678,807
Effect of exchange rate on the balance of cash	(11,708)	12,857
Cash at end of period	$0	$0

Cash Flows from Operating Activities – For the year ended December 31, 2011, net cash used in continuing operations was $68,835 compared to net cash used in continuing operations of $61,228 for the year ended December 31, 2010.  Net cash used in continuing operations for the year ended December 31, 2011 primarily related to our net loss of $288,546 and a write down in value of liabilities of $53,778, offset by interest expense accruals of $44,987 and accounts payable and accruals of $21,667.

Cash Flows from Discontinued Operations – For the year ended December 31, 2011, net cash generated from discontinued operations was $110,171 compared to net cash used in continuing operations of $530,977.  Cash generated from discontinued operations for the twelve months ended December 31, 2011 was due to the monetization of certain current assets held for sale.

Cash Flows from Investing Activities – We did not have any net cash provided by (used in) investing activities from continuing operations for the year ended December 31, 2011.

Cash Flows from Financing Activities – Net cash flows used in financing activities from continuing operations in the year ended December 31, 2011 was $29,628, compared to net cash provided by of $678,807 in the same period in 2010.  For the twelve months in 2011, the cash flows used in financing activities from continuing operations were entirely from debt redemptions.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of raw material and manufacturing, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Our financial statements for the year ended December 31, 2011 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Total
Debt obligations	$-	$-	$-	$-	$ -	$-
Service contracts	$-	$-	$-	$ -	$-	$-
Operating leases	$-	$-	$-	$-	$-	$-

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2011.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at December 31, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gerald Lau King Chung	President, Chief Executive Officer and Director Director of Jiangmen Roots Biopack Limited	55	March 27, 2007 March 30, 2006
Sean Webster	Chief Financial Officer, Secretary and Treasurer Director Director of Biopack Environmental Limited	39	October 6, 2008 August 6, 2008 October 1, 2008

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

Gerald Lau – Chief Executive Officer and Director of our company and Director of our subsidiary Jiangmen Roots Biopack Ltd.

Gerald Lau was appointed as our Chief Executive Officer and a director upon the closing of the share exchange agreement with Roots Biopack Group, which occurred on March 27, 2007. He was responsible for our accounting functions, as well as overall financial planning and management. During the period of November 2004 to June 2006, Mr. Lau served as a director for Good Value International Limited, Good Value Galaxy Limited and Joint Eagle Investment Limited. From November 2002 to October 2004, he served as an executive director of GIN International Limited, a Hong Kong based company specializing in SMS text messaging services. While with GIN International Limited, Mr. Lau was responsible for the general administration and accounting matters. Mr. Lau was awarded a bachelor’s degree in Business Administration majoring in Business Economics & Quantitative Methods at University of Hawaii at Manoa in August 1981.

Sean Webster – Secretary, Treasurer, Chief Financial Officer and Director of our company and Director of our subsidiary Jiangmen Roots Biopack Ltd.

Mr. Webster was a director of our company and was appointed as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008. Mr. Webster had been in the financial services industry beginning with Yorkton Securities Inc. in January 1999 and finishing with the same company under the name Blackmont Capital Inc. in October of 2007. In his work there, he was a fully licensed Investment Advisor with the Investment Dealers Association of Canada, focusing on the raising of funds for small cap public companies and managing client portfolios. He was the lead broker for Grand Power Logistics Group Inc.’s (TSX-V:GPW) initial public offering in November 2004 on the TSX Venture Exchange, and is currently their Senior Vice President, Finance and Business Development. Grand Power is an air-freight forwarding and sea-freight services, customs brokerage, logistics, warehousing and distribution company with its main operations in Hong Kong and throughout Greater China. In addition, Mr. Webster is the President and Chief Financial Officer of Boashinn Corporation (OTCBB:BHNN.OB), a listed company which is based in Hong Kong and offers extended travel services primarily focused on wholesale business and corporate clients. In 1996, he received a B.A. in Economics and Management from the University of Calgary.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2011 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2011, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2011;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2011 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2011,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2011 and 2010, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald Lau(1) President, Chief Executive Officer	2011 2010 2009	Nil Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Sean Webster(2) Secretary, Treasurer, Chief Financial Officer	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James Yiu Yeung Loong (3) Former Director	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Ma Cheng Ji(4) Former Director	2011 2010 2009	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Michael Forster(5) Former Director	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Gerald Lau was appointed our President and Chief Executive Officer on March 27, 2007.

(2) Sean Webster was appointed as a director of our company on August 6, 2008 and as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008.

(3) James Yiu Yeung Loong was appointed as a director of our company on April 1, 2008 and resigned on April 6, 2011.

(4) Ma Cheng Ji was appointed as a director of our company on April 1, 2008. Mr. Ma resigned as our director on July 7, 2010

(5) Michael Forster was appointed as a director of our company on April 29, 2008.  Mr. Forster resigned as our director on May 2, 2011.

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation for 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald Lau	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sean Webster	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael Forster	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Yiu Yeung Loong	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2011 and December 31, 2010. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gerald Lau	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Sean Webster	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Michael Forster	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

James Yiu Yeung Loong	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2011.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2011.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2011, there were 41,032,849 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(1)
Regulation S-K promulgated under the Securities Exchange Act of 1934, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2011, and the date of this annual report.

(2)
Calculated based on the basis of 41,032,849 issued and outstanding shares of common stock as of December 31, 2011 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Change of Control Transaction

As of December 31, 2011, we had not recently undergone a change of control transaction and were not aware of a forthcoming one.  However, on April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock, One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock, and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock.  At the closing, these shares represented approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval.  The transaction closed on April 27, 2012.  This transaction resulted in a change of control as Rockland now owns a majority of our outstanding voting securities.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set out below, as of December 31, 2011, we had not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

As of December 31, 2011, $325,970 was due to Sean Webster, who is a director, Chief Financial Officer, Secretary, Treasurer of our company, and $564,320 was due to Gerald Lau, who is a director and Chief Executive Officer of our company.  This amount represents money advanced to our company which had not been repaid back to them as of December 31, 2011.  The amount is unsecured and bears no interest.  Subsequent to December 31, 2011, Rockland Group, LLC, an entity controlled by Harry Pond, one of our current officers and directors and one of our shareholders entered into an agreement to settle these amounts owed to Mr. Webster and Mr. Lau for $32,000, which amount is due to Mr. Webster and Mr. Lau if the company gets current in its periodic reporting obligations under the Securities Exchange Act of 1934, as amended.

As a result of the successful action by our prior landlord in November 2012, we moved our office space to office space owned by our corporate secretary at the annual rate of $258.

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock, One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock, and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock.  At the closing, these shares represented approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval.  The transaction closed on April 27, 2012.

Corporate Governance

As of December 31, 2011, our Board of Directors consisted of: Gerald Lau and Sean Webster. We did not have a board member that qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2011 and December 31, 2010 for professional services rendered by Wong Lam Leung & Kwok CPA Limited for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees and Audit Related Fees	$37,100	$34,959
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$37,100	$34,959

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

The board of directors has considered the nature and amount of fees billed by Wong Lam Leung & Kwok CPA Limited and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Wong Lam Leung & Kwok CPA Limited’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)   Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)   Exhibits

Refer to (b) below.

(b)        Exhibits

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
10.8
Sales and Purchase of Machinery, Technical Assistance and Factory Management Agreement dated August 19, 2007 between our company and Tayna Environmental Technology Co. Limited (incorporated by reference from our Quarterly Report on Form 8-K filed on August 21, 2007)

10.9
Distribution Agreement dated July 26, 2007 between our wholly owned subsidiary, Roots Biopack Limited and Package group Moonen (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.10
Boiler Project Contract dated June 28, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Dongguan Hongyuan Boiler Equipments Co., Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.11
Construction Project Agreement dated June 11, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Li Bailia (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.12
Compressor Project Contract dated June 6, 2007 between our wholly owned subsidiary, Jiangmen Roots Biopack Limited and Sky Blue (incorporated by reference from our Current Report on Form 8-K filed on August 27, 2007)

10.13
Debt Settlement and Subscription Agreement dated August 1, 2007 between our company and Begonia Participation Corp. (incorporated by reference from our Quarterly Report on Form 8-K filed on August 20, 2007)

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

Biopack Environmental Solutions, Inc.

Dated: December 20, 2012	By:	/s/ Harry Pond
Harry Pond
Chief Executive Officer
and Director

Dated: December 20, 2012	By:	/s/ Dave Horin
Dave Horin
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 20, 2012	By:	/s/ Harry Pond
Harry Pond
Chief Executive Officer
and Director

Dated: December 20, 2012	By:	/s/ Dave Horin
Dave Horin
Chief Financial Officer and Secretary

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statements of Comprehensive Loss	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statement of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BIOPACK ENVIRONMENTAL SOLUTIONS, INC.
(INCORPORATED IN THE UNITED STATES OF AMERICA WITH LIMITED LIABILITY)

We have audited the accompanying consolidated balance sheets of Biopack Environmental Solutions Inc. and its subsidiaries, as of 31 December 2011 and 2010, and the related consolidated statements of operations, change in shareholders’ equity and cash flows for each of the years in the period ended 31 December 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biopack Environmental Solutions Inc. and its subsidiaries as of 31 December 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the period ended 31 December 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at 31 December 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 5.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WONG LAM LEUNG & KWOK C.P.A. LIMITED
黃林梁郭會計師事務所有限公司
Certified Public Accountants

劉旭明,香港執業會計師,英國特許會計師
LAU YUK MING HAROLD
CPA (Practising), FCCA
Certified Public Accountant (Practising), Hong Kong
Practising Certificate Number: P05468

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
		(Restated)
Assets
Current assets
Cash and cash equivalents	$0	0
Accounts receivable	0	0
Other receivables	0	0
Total current assets	0	0

Non-current assets
Property and equipment	0	0
Deposits	0	0
	0	0

Asset classified as held for sale	5,701	1,016,167
	5,701	1,016,167

Total assets	$5,701	1,016,167

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$272,928	240,817
Short term debts	833,195	817,836
Total current liabilities	1,106,123	1,058,653

Liabilities classified as held for sale	892,243	1,649,925
	1,998,366	2,708,578
Long term liabilities
Long term debt	60,000	60,000
Due to a related party	250,000	250,000
Total long term liabilities	310,000	310,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value, 50,000,000 shares authorized;
41,032,849 shares issued and outstanding	4,102	4,102
Additional paid-in capital	5,031,916	5,031,916
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	227,849	239,557
Accumulated deficit	(7,565,469)	(7,276,923)

Total deficiency in stockholders' equity	(2,302,665)	(2,002,411)

Total liabilities and deficiency in stockholders' equity	$5,701	1,016,167

See accompanying notes to the consolidated financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Twelve months ended
	December 31,
	2011	2010
		(Restated)
Continuing Operation
Revenues	$0	0
Cost of sales	0	0
Gross loss	0	0

General and administrative	90,502	161,976

Total operating expenses	90,502	161,976

Loss from operations	(90,502)	(161,976)

Other Income (expense)
Other Income	0	275,827
Gain on liabilities written off	53,778	0
Finance cost	(44,987)	(45,459)
(Loss)/profit before tax	(81,711)	68,392

Income tax	0	0
(Loss)/profit for the period from continuing operation	(81,711)	68,392
Loss for the period from discontinued operations	(206,835)	(2,453,382)

Loss for the period	$(288,546)	(2,384,990)

Continuing operation
Loss per share	$(0.00)	(0.00)
Diluted loss per share	$(0.00)	(0.00)

Discontinued operations
Loss per share	$(0.00)	(0.06)
Diluted loss per share	$(0.00)	(0.06)

Weighted average common shares outstanding	41,032,849	39,969,364
Diluted weighted average common shares outstanding	41,032,849	39,969,364

See accompanying notes to the consolidated financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Twelve Months Ended
	December 31,
	2011	2010

Loss for the period	$(288,546)	(2,384,990)
Other comprehensive income/(expense) :
Foreign currency translation adjustment	(11,708)	12,857
Total comprehensive expense	$(300,254)	(2,372,133)

See accompanying notes to the consolidated financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2011	2010

Preferred stock:
Balance, beginning of the period	$1,620	$1,620
No activity	-	-
Balance, end of the period	$1,620	$1,620

Common stock:
Balance, beginning of the period	$4,102	$3,438
Conversion of debt to common stock	-	664
Balance, end of the period	$4,102	$4,102

Additional paid in capital:
Balance, beginning of the period	$5,031,916	$4,082,773
Conversion of debt to common stock	-	949,143
Balance, end of the period	$5,031,916	$5,031,916

Stock issued at less than par value:
Balance, beginning of the period	$(2,683)	$(2,683)
No activity	-	-
Balance, end of the period	$(2,683)	$(2,683)

Foreign currency translation adjustment:
Balance, beginning of the period	$239,557	$226,700
Foreign currency translation	(11,708)	12,857
Balance, end of the period	$227,849	$239,557

Accumulated deficit:
Balance, beginning of the period	$(7,276,923)	$(4,891,933)
Net loss	(288,546)	(2,384,990)
Balance, end of the period	$(7,565,469)	$(7,276,923)

Total stockholders’ equity (deficit)	$(2,302,665)	$(2,002,411)

See accompanying notes to the consolidated financial statements.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Twelve months ended
	December 31,
	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(288,546)	(2,384,990)
Loss for the period from discontinued operations	206,835	2,453,382

Adjustments to reconcile net loss to net cash provided by operating activities:
Write down in value of liabilities	(53,778)	0
Interest expenses accrual	44,987	45,459

Changes in assets and liabilities:
Accounts payable and accruals	21,667	(175,079)

Net cash used in operating activities from continuing operation	(68,835)	(61,228)
Net cash generated from /(used in) operating activities from discontinued operations	110,171	(530,877)

Cash flow from investing activities from discontinued operations

Net cash used in investing activities from discontinued operations	0	(99,559)

Cash flow from financing activities
Debts redemption	(29,628)	(271,000)
Additional paid in capital	0	949,143
Non-cash financing activities
Common stock issued to retire debts	0	664

Net cash (used in)/generated from financing activities from continuing operation	(29,628)	678,807

Effects of exchange rate on the balance of cash held in foreign currency	(11,708)	12,857
Net change in cash	0	0

Cash, beginning	0	0

Cash, ending	$0	0

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	The Company

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

(i)	Earnings Per Share ("EPS")

The Company computes earnings per share in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share” (Formerly known as Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”)), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

3.	Accounts Payable and Accrued Expenses

	December 31,	December 31,
	2011	2010
		(restated)

Accrued expenses and other payables	$219,866	137,841
Accounts payable	53,062	102,976
	$272,928	240,817

4.	Loans Payable

	December 31,	December 31,
	2011	2010

Short term loans	$833,195	817,836
	$833,195	817,836

As at December 31, 2011, the Company has short term loans on demand of $833,195. The loans bear interest at the rate of 0.5% to 6% per annum.

	December 31,	December 31,
	2011	2010

Long term loans

Convertible debts issued to a non related party	$60,000	60,000
Convertible debts issued to former director	250,000	250,000
	$310,000	310,000

	December 31,	December 31,
	2011	2010

Convertible debt

Beginning balance of period	$310,000	581,000
Less : Debentures converted to common shares	0	(271,000)
Ending balance of period	$310,000	310,000

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern.  The Company had a loss for the year ended December 31, 2011 of $288,546 and, on December 31, 2011 it had an accumulated deficit of $7,565,469 and a working capital deficit of $1,106,123. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The future of the Company is dependent upon its attaining profitable operations and raising the capital it will require in order to achieve profitable operations through the issuance of equity securities, borrowings or a combination thereof.

6.	Commitments and Contingencies

There are no material commitments or contingencies as of December 31, 2011 and 2010.

7.	Income Taxes

No provision for HK Profits tax has been made in consolidated financial statements as the subsidiaries sustained losses for the years presented.

No provision for PRC income tax has been made in the consolidated financial statements as the PRC subsidiary sustained loss during the years presented. No provision for deferred taxation has been recognized in the financial statements as the amount involved is insignificant.

No provision for US tax has been made for any of the years presented as the Group does not have any assessable profits during the period.

No deferred tax is recognized in the consolidated balance sheets as of December 31, 2011 and 2010.

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

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012.  The Company recorded a $514,217 impairment gain during the year ended 2011 related to the Company’s discontinued operations assets and liabilities held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations.

A summarized statement of operations for the discontinued operations for the comparable twelve month periods ended December 31, 2011 and 2010 is as follows:

	Twelve months ended
	December 31,	December 31,
	2011	2010
		(Restated)

Revenues	3,594	364,417
Cost of sales	5,486	382,378
Gross loss	(1,892)	(17,961)

General and administrative	710,750	959,922
Impairment, Depreciation and amortization	8,309	1,475,499
Total operating expenses	719,059	(2,435,421)

Net gain on assets and liabilities written off	514,217	0
Finance cost	101	0
Loss from discontinued opertations	(206,835)	(2,453,382)

Assets classified as held for sale:

	December 31,	December 31,
	2011	2010
		(Restated)

Assets
Cash and cash equivalents	330	97,888
Prepaid expenses and other receivables	0	132,775
Inventories	0	48,180
Property and equipment	0	567,208
Construction in progress	0	117,986
Deposits	5,371	52,130
Total assets classified as held for sale	5,701	1,016,167

Liability classified as held for sale:

	December 31,	December 31,
	2011	2010
		(Restated)

Liabilities
Accounts payable and accrued expenses	1,953	862,865
Due to former directors	890,290	787,060
Total liabilities classified as held for sale	892,243	1,649,925

9.	Subsequent Events

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

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012.  The Company recorded a $514,217 impairment gain during the year ended 2011 related to the Company’s discontinued operations assets and liabilities held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations.

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