Form 10-Q
period 2012-03-31
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2013-01-03
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

___________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 31, 2012, there were 41,032,849 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1.   FINANCIAL STATEMENTS

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2012 and 2011 follow.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2012	December 31,
	Unaudited	2011

Assets
Current assets
Cash and cash equivalents	$-	-
Accounts receivables	-	-
Other receivables	-	-
Total current assets	-	-

Non-current assets
Property and equipment	-	-
Deposits	-	-
	-	-

Asset classified as held for sale	2,418	5,701
	2,418	5,701

Total assets	$2,418	5,701

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$282,214	272,928
Short term debt	837,032	833,195
Total current liabilities	1,119,246	1,106,123

Liabilities classified as held for sale	896,558	892,243
	2,015,804	1,998,366
Long term liabilities
Long term debt	60,000	60,000
Due to related parties	250,000	250,000
Total long term liabilities	310,000	310,000

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized;
1,620,000 shares issued and outstanding	1,620	1,620
Common stock; $.0001 par value; 50,000,000 shares authorized;
41,032,849 shares issued and outstanding	4,102	4,102
Additional paid-in capital	5,031,916	5,031,916
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	227,744	227,849
Retained deficit	(7,586,085)	(7,565,469)

Total deficiency in stockholders' equity	(2,323,386)	(2,302,665)
Total liabilities and deficiency in stockholders' equity	$2,418	5,701

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
		(Restated)
Continuing Operations
Revenues	$-	-
Cost of sales	-	-
Gross loss	-	-

General and administrative	1,900	23,823
Total operating expenses	1,900	23,823

Loss from operations	(1,900)	(23,823)

Other expense
Finance cost	(11,223)	(11,127)
Loss before tax	(13,123)	(34,950)

Income tax	-	-
Loss for the period from continuing operations	(13,123)	(34,950)
Loss for the period from discontinued operations	(7,493)	(437,646)
Loss for the period	$(20,616)	(472,596)

Continuing operations
Loss per share	$(0.00)	(0.01)
Diluted loss per share	$(0.00)	(0.01)

Discontinued operations
Loss per share	$(0.00)	(0.01)
Diluted loss per share	$(0.00)	(0.01)

Weighted average common shares outstanding	41,032,849	41,032,849
Diluted weighted average common shares outstanding	41,032,849	41,032,849

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Loss for the period	$(20,616)	(472,596)
Other comprehensive expense:
Foreign currency translation adjustment	(105)	(20,142)
Total comprehensive expense	$(20,721)	(492,738)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months
Ended
March 31,
2012

Preferred stock:
Balance, beginning of the period	$1,620
No activity	-
Balance, end of the period	$1,620

Common stock:
Balance, beginning of the period	$4,102
No activity	-
Balance, end of the period	$4,102

Additional paid in capital:
Balance, beginning of the period	$5,031,916
No activity	-
Balance, end of the period	$5,031,916

Stock issued at less than par value:
Balance, beginning of the period	$(2,683)
No activity	-
Balance, end of the period	$(2,683)

Foreign currency translation adjustment:
Balance, beginning of the period	$227,849
Other comprehensive expense for the period	(105)
Balance, end of the period	$227,744

Accumulated deficit:
Balance, beginning of the period	$(7,565,469)
Net loss	(20,616)
Balance, end of the period	$(7,586,085)

Total stockholders’ equity (deficit)	$(2,323,386)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
		(Restated)
Cash flows from operating activities
Net loss	$(20,616)	(472,596)
Loss for the period from discontinued operations	7,493	437,646

Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expenses accrual	11,223	11,127

Changes in assets and liabilities:
Accounts payable and accruals	1,900	8,171
Net cash used in operating activities from continuing operations	0	(15,652)
Net cash generated from operating activities from discontinued operations	105	35,794
Cash flow from investing activities
Net cash used in investing activities from discontinued operations	-	-

Cash flow from financing activities
Debts redemption	0	0

Non-cash financing activities
Common stock issued to retire debts	-	-

Net cash generated from financing activities from continuing operations	0	0
Effects of exchange rate on the Balance of cash held in foreign currency	(105)	(20,142)
Net change in cash	-	-
Cash, beginning	-	-
Cash, ending	$-	-

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012
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

3.	Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2012	2011

Accrued expense and other payables	$228,852	219,866
Accounts payables	53,362	53,062
	$282,214	272,928

4.	Loans Payable

	March 31,	December 31,
	2012	2011

Short term loan	$837,032	833,195
	$837,032	833,195

As at March 31, 2012, the Company has short term loans on demand of $837,032. The loans bear interest at the rate of 0.5% to 6% per annum.

	March 31,	December 31,
	2012	2011

Long term loans

Convertible debts issued to non related party	$60,000	60,000
Convertible debts issued to a former director	250,000	250,000
	$310,000	310,000

	March 31,	December 31,
	2012	2011

Convertible debt

Beginning balance of the year	$310,000	310,000
Less: Debentures converted to common shares	-	-
Closing balance of the year	$310,000	310,000

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern.  The Company had a loss for the three months period ended March 31, 2012 of $20,616 and, on March 31, 2012 it had an accumulated deficit of $7,586,085 and a working capital deficit of $1,119,246. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

No provision for US tax has been made for any of the period presented as the Group does not have any assessable profits during the period.

No deferred tax is recognized in the consolidated balance sheets as of March 31, 2012.

7.	Discontinued Operation

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

A summarized statement of operations for the discontinued operations for the comparable three month periods ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,	March 31,
	2012	2011
		(Restated)
Revenue	-	3,594
Cost of Sales	-	4,634
Gross Loss	-	(1,040)

General and administrative	7,493	432,144
Depreciation and amortization	-	4,362
Total operating expenses	7,493	436,506

Net gain on assets and liabilities written off	-	-
Finance cost	-	100
Loss from discontinued operations	$(7,493)	(437,646)

Assets classified as held for sale:

	March 31,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$2,096	330
Deposits	322	5,371
Total assets classified as held for sale	$2,418	5,701

Liability classified as held for sale:

	March 31,	December 31,
	2012	2011

Liabilities
Accounts payable and accrued expenses	$1,766	1,952
Lau Kin Chung, Gerald - former director	564,392	564,320
Sean Webster - former director	330,400	325,971
Total liabilities classified as held for sale	$896,558	892,243

8.	Subsequent Events

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

Change in Voting Control

On April 27, 2012, the holders of preferred stock, which account for the voting control of the Company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”).  These shares represent approximately 63% of the outstanding votes on all matters brought before the holders of our common stock for approval. Each share is convertible into five shares of common stock. The transaction closed on April 27, 2012.

Asset Purchase Agreements

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., our wholly-owned subsidiary, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women.  In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful.  These licenses are for a period of up to one year, subject to earlier termination upon specified events. During the term of the license, the assets and business being licensed will be run by management of NCP pursuant to a consulting agreement. As a result of these license rights the Company are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping.  the Company will also receive all revenue derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” business and assets.  Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031.  In exchange for these license rights the Company agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock. This transaction closed on June 26, 2012.

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

Additionally, under the Agreement, in connection with the Company’s license rights and to ensure it can fulfill any immediate orders timely, the Company purchased all existing finished product of the Beaute de Maman product line currently owned by NCP. In exchange for the inventory the Company agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock.

On June 29, 2012, the Company entered into a Stock Purchase Agreement with Rockland Group, LLC, an entity owned and controlled by Harry Pond, one the Company’s officers and directors (the “Stock Purchase Agreement”).  Under the Stock Purchase Agreement, Rockland Group agreed to purchase 1,540,000 shares of our Series D Convertible Preferred Stock in exchange for $308,000. Each share is convertible into twenty five shares of common stock.

On July 11, 2012, the Company, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which the Company was assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party.  The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010.  In exchange for these rights we agreed to issue RWIP Two Million (2,000,000) shares of our Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock. The transaction closed on July 11, 2012.

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

The transaction closed on July 11, 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Biopack Environmental Solutions, Inc. for the period ended March 31, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”).  These shares represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control. Each share is convertible into five shares of common stock. The transaction closed on April 27, 2012.

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

On June 25, 2012, we entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., our wholly-owned subsidiary, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women.  In addition, we acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful.  These licenses are for a period of up to one year, subject to earlier termination upon specified events.  During the term of the license, the assets and business being licensed will be run by management of NCP pursuant to a consulting agreement.  As a result of these license rights we are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping.  We will also receive all revenue derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” business and assets.  Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031.  In exchange for these license rights we agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock. This transaction closed on June 26, 2012.

Under the Agreement, in connection with our license rights and to ensure we can fulfill any immediate orders timely, we purchased all existing finished product of the Beaute de Maman product line currently owned by NCP.  In exchange for the inventory we agreed to issue NCP 25,000 shares of our Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock.

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

Discontinued Operations

As a result of the successful action by our prior landlord, as well as our election under the Subsidiary Acquisition Option Agreement, our operations during the three months ended March 31, 2012 are included in the accompanying financial statements as discontinued operations.  It is important to note that although we did have operations during these periods, we are required to classify those operations as discontinued operations in the attached financial statements due to the subsequent actions taken us and others.  The details related to our operations during these periods can be found in Note 7 to the attached financial statements.

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

Loss for the period

Our loss for the three months ended March 31, 2012 totaled $20,616, with $7,493 of the loss being derived from operations that are now discontinued, and $13,123 being derived from continuing operations, compared to a net loss for the three months ended March 31, 2011 of $472,596, with $437,646 of the loss being derived from operations that are now discontinued, and $34,950 being derived from continuing operations.  The details of our loss for these periods are outlined below.

Revenue

For the three months ended March 31, 2012 and March 31, 2011, we did not generate any revenues from continuing operations.

Operating expenses

Our operating expenses for continuing operations for the three months ended March 31, 2012 and March 31, 2011, were $1,900 and $23,823, respectively, and were made up entirely of general and administrative expenses for both periods, with the primary expenses relating to being a public, reporting company, including legal and audit fees.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing and discontinued operations during the periods indicated:

	Three Months Ended March 31,
	2012	2011

Cash at beginning of period	$0	$0
Net cash used in operating activities	0	(15,652)
Net cash generated from discontinued operations	105	35,794
Net cash used in investing activities	0	0
Net cash provided by financing activities	0	0
Effect of exchange rate on the balance of cash	(105)	(20,142)
Cash at end of period	$0	$0

Cash Flows from Operating Activities – For the three months ending March 31, 2012, net cash used in continuing operations was $0 compared to net cash used in continuing operations of $15,652 for the three months ending March 31, 2011.

Cash Flows from Discontinued Operations – For the three months ending March 31, 2012, net cash generated from discontinued operations was $105 compared to net cash generated from discontinued operations of $35,794.

Cash Flows from Investing Activities – We did not have any net cash provided by (used in) investing activities from continuing operations or discontinued operations for the three months ending March 31, 2012.

Cash Flows from Financing Activities – We did not have any net cash provided by (used in) financing activities from continuing operations or discontinued operations for the three months ending March 31, 2012

Our existing liquidity is not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of raw material and manufacturing, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Our financial statements for the three months ended March 31, 2012 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.   CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4.   MINE SAFETY DISCLOSURES

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5.   OTHER INFORMATION

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 6.   EXHIBITS

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

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biopack Environmental Solutions, Inc.

Dated: December 31, 2012	By:	/s/ Harry Pond
Harry Pond
Chief Executive Officer and Director