Form 10-Q
period 2012-06-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2013-01-14
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

________________________________________
(Former address, if changed since last report)

________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 8, 2013, there were 41,032,849 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2012 and 2011 follow. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$42,352	0
Accounts receivable from a related party	260	0
Inventory	5,000	0
Total current assets	47,612	0
Non-current assets
Intangible assets, net	45,000	0
	45,000	0

Assets classified as held for sale	541	5,701
	45,541	5,701

Total assets	$93,153	5,701
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$300,103	272,928
Accounts payable and accrued expenses due to related parties	93,254	0
Short term debts	840,868	833,195
Total current liabilities	1,234,225	1,106,123

Liabilities classified as held for sale	895,884	892,243
	2,130,109	1,998,366
Long term liabilities
Long term debt	60,000	60,000
Due to a related party	250,000	250,000
Total long term liabilities	310,000	310,000
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
3,080,000 and 1,620,000 shares issued and outstanding as of
June 30, 2012 and December 31, 2011, respectively	3,080	1,620
Common stock; $0.0001 par value; 50,000,000 shares authorized;
41,032,849 shares issued and outstanding	4,102	4,102
Additional paid-in capital	5,180,456	5,031,916
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	226,765	227,849
Accumulated deficit	(7,758,676)	(7,565,469)
Total deficiency in stockholders' equity	(2,346,956)	(2,302,665)

Total liabilities and deficiency in stockholders' equity	$93,153	5,701

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
Continuing operation
Revenues	$689	0	689	0
Cost of sales	679	0	679	0
Gross loss	10	0	10	0

General and administrative	161,155	24,609	163,055	48,432

Total operating expenses	161,155	24,609	163,055	48,432

Loss from operations	(161,145)	(24,609)	(163,045)	(48,432)
Other income (expense)
Gain on liabilities written off	0	53,778	0	53,778
Finance cost	(11,222)	(11,222)	(22,445)	(22,349)
(Loss)/profit before tax	(172,367)	17,947	(185,490)	(17,003)

Income tax	0	0	0	0
(Loss)/profit for the period from continuing operation	(172,367)	17,947	(185,490)	(17,003)
(Loss)/profit for the period from discontinued operations	(224)	240,680	(7,717)	(196,966)

(Loss)/profit for the period	$(172,591)	258,627	(193,207)	(213,969)

Continuing operation
(Loss)/earnings per share	$(0.00)	0.00	(0.00)	(0.00)
Diluted (loss)/earnings per share	$(0.00)	0.00	(0.00)	(0.00)

Discontinued operations
(Loss)/earnings per share	$(0.00)	0.01	(0.00)	(0.00)
Diluted (loss)/earnings per share	$(0.00)	0.01	(0.00)	(0.00)

Weighted average common shares outstanding	41,032,849	41,032,849	41,032,849	41,032,849
Diluted weighted average common shares outstanding	41,032,849	41,032,849	41,032,849	41,032,849

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Loss) profit for the period	$(172,591)	258,627	(193,207)	(213,969)

Other comprehensive expense/income:
Foreign currency translation adjustment	(979)	2,854	(1,084)	(15,619)
Total comprehensive (loss) income	$(173,570)	261,481	(194,291)	(229,588)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months
Ended
June 30, 2012
Preferred stock:
Balance, beginning of the period	$1,620
Series C and Series D convertible preferred stock issued	1,460
Balance, end of the period	$3,080

Common stock:
Balance, beginning of the period	$4,102
No activity	0
Balance, end of the period	$4,102

Additional paid in capital:
Balance, beginning of the period	$5,031,916
Series C and Series D convertible preferred stock issued	148,540
Balance, end of the period	$5,180,456

Stock issued at less than par value:
Balance, beginning of the period	$(2,683)
No activity	0
Balance, end of the period	$(2,683)

Foreign currency translation adjustment:
Balance, beginning of the period	$227,849
Other comprehensive expense for the period	(1,084)
Balance, end of the period	$226,765

Accumulated deficit:
Balance, beginning of the period	$(7,565,469)
Loss for the period	(193,207)
Balance, end of the period	$(7,758,676)

Total deficiency in stockholders' equity	$(2,346,956)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	June 30,
	2012	2011
Cash flows from operating activities
Loss for the period	$(193,207)	(213,966)
Loss for the period from discontinued operations	7,717	196,966
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on liabilities written off	0	(53,778)
Interest expenses accrual	22,445	22,349
Expenses paid for by related parties	57,648	0

Changes in working capital:
Accounts payable and accruals	97,984	30,174
Accounts receivable from a related party	(260)	0

Net cash used in operating activities from continuing operations	(7,673)	(18,258)
Net cash generated from operating activities from discontinued operations	8,757	48,568

Cash flow from investing activities

Net cash from investing activities	0	0

Cash flow from financing activities
Debts redemption	0	(14,691)
Proceeds from issuanced of series D converible preferred stock	42,352	0

Net cash generated from/(used in) financing activities from continuing operation	42,352	(14,691)

Effects of exchange rate on the Balance of cash held in foreign currency	(1,084)	(15,619)

Net change in cash	42,352	0

Cash, beginning	0	0

Cash, ending	$42,352	0

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The Company

Biopack Environmental Solutions Inc. (formerly Star Metro Corp.) and its subsidiaries formerly developed, manufactured, distributed and marketed bio-degradable food containers and disposable industrial packaging for consumer products made from natural materials.

On April 27, 2012, the Company entered into an agreement to sell controlling interest to the Rockland Group, LLC, a Texas limited liability company (“Rockland”).  Under the agreement, Rockland purchased six hundred and twenty thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (“Series A Preferred Shares”), one million (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (“Series B Preferred Shares”) and seven hundred ten thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (“Series C Preferred Shares”).  These shares represent approximately 63% of the outstanding votes on all matters brought before the holders of its common stock for approval.  Each share is convertible into five shares of common stock.  The transaction closed on April 27, 2012.

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., a wholly-owned subsidiary, acquired the exclusive license to develop, market and sell NCP’s Beaute de Maman product line of skincare and other products specifically targeted for pregnant women.  In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula for an over-the-counter itch suppression product.  These licenses are valid for a period of up to one year, subject to earlier termination upon specified events.  During the term of the license, the assets and business being licensed will be run by management of NCP pursuant to a consulting agreement.  As a result of these license rights the Company is responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping.  The Company will also receive all revenue derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” business and assets.  Under the arrangement, Dr. Brown is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031.  In exchange for these license rights the Company agreed to issue NCP 225,000 shares of its Series D Convertible Preferred Stock.  Each share is convertible into twenty five shares of common stock. This transaction closed on June 26, 2012.

Additionally, under the Agreement, the Company, through its wholly-owned subsidiary, has the option to purchase all the assets related to the “Beaute de Maman” products, as well as NCP’s anti-itch formula.  In order to exercise this option the Company must: (i) the Company must be a fully reporting company under the Securities Exchange Act of 1934, as amended (the “’34 Act”), and be current in its reporting obligations under the ’34 Act; (ii) the Company must have written employment agreements in place with John Linderman and James Barickman; (iii) the Company must be in a position to support the marketing and other operational needs of the “Beaute de Maman” business, and to otherwise meet its financial obligations as they become due; (iv) the Company must have fully assumed the obligations with respect to a sale of the Beaute de Maman business; and (v) the Company shall not have any litigation or inquiry, investigation or proceeding (whether preliminary, formal or informal) by any governmental unit, agency or regulatory body (or SRO), or by any current or former stockholder or creditor, that is pending or overtly threatened against the Company or its subsidiary, including without limitation, no litigation, inquiry, investigation or proceeding with respect to its securities issuances and/or ’34 Act filings, or seeking to de-list or remove the Company from the OTC Markets (Pink Sheets).

The Company’s option is exclusive and remains open for a period (the “Option Period”) of the shorter of (i) six (6) months after the above five conditions are satisfied, or (ii) the remaining Term of the License.  Upon expiration of the Option Period, the option automatically and irrevocably expires and is of no further force and effect.  If the Company validly exercises the option to purchase the business and assets, the Company will issue NCP 750,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock.

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

In July 2012, the Company disposed of its wholly-owned subsidiaries Starmetro Group Limited, Biopack Environmental Limited, Roots Biopark Limited, Jiangmen Roots Biopack Limited and Roots Biopack (Intellectual Property) Limited, which is the manufacturing and trading business of bio-degradable food containers and disposable industrial packaging for consumer products of the Group. The associated assets and liabilities of those five subsidiaries and the related business of the Group have been classified as discontinued operations and their operations have been reported in profit (loss) from discontinued operations.

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

(d) Inventories

Inventories, consisting of merchandise held for resale as finished goods, are stated at the lower of cost or market. Cost is determined using an average cost method.

(e)	Intangible Assets

The Company intends to account for purchases of intangible assets in accordance with the provisions of ASC 350 “Intangibles” (“ASC 350”) and ASC 360 “Fixed Assets” (“ASC 360”). The useful lives of intangible assets will be determined at the date of purchase and periodically evaluated for reasonableness. The assets will be tested for impairment at least once annually, if determined to have an indefinite life, or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

(f)	Accounts Receivable

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

(g)	Allowance for Doubtful Accounts

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

(h)	Property, Plant and Equipment

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

(k)	Earnings Per Share

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

(m)	Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

(n)	Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying consolidated financial statements.

3.	Accounts Payable and Accrued Expenses

As of June 30, 2012, the Company had total accounts payable and accrued expenses of $393,357; accounts payable and accrued expenses due to related parties were $93,254.

4.	Loans Payable

	June 30,	December 31,
	2012	2011

Short term loans	$840,868	833,195
	840,868	833,195

	June 30,	December 31,
	2012	2011
Long term loans
Convertible debentures issued to a non related party	$60,000	$60,000
Convertible debenture issued to a former director	250,000	250,000
	$310,000	$310,000

	June 30, 2012	December 31, 2011
Convertible Debt
Beginning and closing balance of the year	$310,000	$310,000

As at June 30, 2012, the Company has short term loans on demand of $840,868. The loans bear interest at the rate of 0.5% to 6% per annum.

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

5.	Convertible Preferred Stock Summary and Net Loss per Dilutive Share

	Series A Preferred Convertible		Series B Preferred Convertible		Series C Preferred Convertible		Series D Preferred Convertible
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2011	620,000	$620	1,000,000	$1,000	-	$-	-	$-
March 31, 2012	620,000	$620	1,000,000	$1,000	-	$-	-	$-
April 27, 2012	-	-	-	-	710,000	-	-	-
June 26, 2012	-	-	-	-	-	-	250,000	50,000
June 29, 2012	-	-	-	-	-	-	500,000	100,000
June 30, 2012	620,000	$620	1,000,000	$1,000	710,000	$-	750,000	$150,000

Convertible preferred stock was considered anti-dilutive for the three and six months ended June 30, 2012, due to net losses.

6.	Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern.  The Company had a loss for the six months period ended June 30, 2012 of $193,207 and, on June 30, 2012 it had an accumulated deficit of $7,758,676 and a working capital deficit of $1,186,613.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

No deferred tax is recognized in the consolidated balance sheets as of June 30, 2012.

8.	Discontinued Operations

On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to the Company’s landlord’s claim for unpaid rent for its factory plus penalty interest and other claims.  The landlord had made a claim for payment of overdue rent in the amount of RMB 1,236,000, penalty interest in the amount of RMB 1,067,930 and a claim for potential loss of income in the amount of RMB 618,000, for a total amount claimed of RMB 2,921,930 (approximately $451,379).  At the hearing, the Court ruled that after two unsuccessful attempts to auction the factory’s assets at the minimum level set by the Court appointed independent valuation company’s fair market assessment price, the Court set the reference value at RMB 3,613,139.20 (approximately $569,359) and transferred all the assets to the landlord.  The landlord is legally responsible for settling any claims made by creditors, and the case has been closed.

On April 27, 2012, the Company entered into a Subsidiary Acquisition Option Agreement (“Subsidiary Option Agreement”) with Xinghui Ltd., a Chinese entity (“Purchaser“), under which the Company may, at its sole discretion, sell the Subsidiary Shares to the Purchaser.  The “Subsidiary Shares” consists of 100% ownership of the following wholly-owned subsidiaries: Roots Biopack (Intellectual Property) Limited, incorporated in Hong Kong, Roots Biopark Limited, incorporated in Hong Kong, Jiangmen Roots Biopack Ltd., incorporated in the People’s Republic of China, Starmetro Group Limited, incorporated in the British Virgin Islands and Biopack Environmental Limited (fka E-ware Corporation Limited), incorporated in Hong Kong (together the “BPAC Subsidiaries”).

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

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012.  During the 3rd quarter of 2012 the Company also agreed to assume the 2011 audit fees and 2012 quarterly review fees for $41,900.

A summarized statement of operations for the discontinued operations for the comparable six month periods ended June 30, 2012 and June 30, 2011 is as follows:

	Six months ended
	June 30,	June 30,
	2012	2011

Revenues	0	3,594
Cost of sales	0	5,486
Gross loss	0	(1,892)
General and administrative	7,717	577,052
Depreciation and amortization	0	8,219
Total operating expenses	7,717	585,271

Net gain on assets and liabilities written off	0	390,298
Finance cost	0	101
Loss from discontinued opertations	(7,717)	(196,966)

Assets classified as held for sale:

	June 30,	December 31,
	2012	2011
Assets
Cash and cash equivalents	220	330
Deposits	321	5,371
Total assets classified as held for sale	541	5,701

Liability classified as held for sale:

	June 30,	December 31,
	2012	2011
Liabilities
Accounts payable and accrued expenses	0	1,953
Lau Kin Chung, Gerald - former director	565,008	564,320
Sean Webster - former director	330,876	325,970
Total liabilities classified as held for sale	895,884	892,243

9.	Related Party Transactions

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”).  Highpeak is a significant voting shareholder of BPAC as of April 27, 2012. The two year agreement is effective from April 1, 2012 through March 31, 2014.  The Company has agreed to pay Highpeak a monthly consulting fee of $10,000.  The Company incurred $30,000 for the six months ended June 30, 2012 and has an accounts payable balance of $10,000 as of June 30, 2012.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”).  Rivercoach is a significant voting shareholder of BPAC as of April 27, 2012. The two year agreement is effective from April 1, 2012 through March 31, 2014.  The Company has agreed to pay Rivercoach a monthly consulting fee of $10,000.  The Company incurred $30,000 for the six months ended June 30, 2012 and has an accounts payable balance of $30,000 as of June 30, 2012.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”).  The two year agreement is effective from April 1, 2012 through March 31, 2014.  The Company has agreed to pay NCP a monthly consulting fee of $15,000.  The Company incurred $45,000 for the six months ended June 30, 2012 and has an accounts payable balance of $45,679 as of June 30, 2012.

On July 17, 2012, the Company entered into a consulting agreement with Chord Advisors, LLC (“Chord”).  50% of Chord is owned by David Horin, the Company’s Chief Financial Officer.  The two year agreement is effective from July 15, 2012 through July 15, 2013.  The Company has agreed to pay Chord a monthly consulting fee of $12,500.  The Company owed the prior Chief Financial Officer $7,575 as of June 30, 2012; such payment was disbursed in July 2012.

The Company will recognize cash consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

Asset Purchase Agreements

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., a wholly-owned subsidiary, acquired the exclusive license to develop, market and sell NCP’s Beaute de Maman product line of skincare and other products specifically targeted for pregnant women.  In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula for an over-the-counter itch suppression product.  These licenses are valid for a period of up to one year, subject to earlier termination upon specified events.  During the term of the license, the assets and business being licensed will be run by management of NCP pursuant to a consulting agreement.  As a result of these license rights the Company is responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping.  The Company will also receive all revenue derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” business and assets.  Under the arrangement, Dr. Brown is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031.  In exchange for these license rights the Company agreed to issue NCP 225,000 shares of its Series D Convertible Preferred Stock.  Each share is convertible into twenty five shares of common stock. This transaction closed on June 26, 2012.

Additionally, under the Agreement, the Company, through its wholly-owned subsidiary, has the option to purchase all the assets related to the “Beaute de Maman” products, as well as NCP’s anti-itch formula.  In order to exercise this option the Company must: (i) the Company must be a fully reporting company under the Securities Exchange Act of 1934, as amended (the “’34 Act”), and be current in its reporting obligations under the ’34 Act; (ii) the Company must have written employment agreements in place with John Linderman and James Barickman; (iii) the Company must be in a position to support the marketing and other operational needs of the “Beaute de Maman” business, and to otherwise meet its financial obligations as they become due; (iv) the Company must have fully assumed the obligations with respect to a sale of the Beaute de Maman business; and (v) the Company shall not have any litigation or inquiry, investigation or proceeding (whether preliminary, formal or informal) by any governmental unit, agency or regulatory body (or SRO), or by any current or former stockholder or creditor, that is pending or overtly threatened against the Company or its subsidiary, including without limitation, no litigation, inquiry, investigation or proceeding with respect to its securities issuances and/or ’34 Act filings, or seeking to de-list or remove the Company from the OTC Markets (Pink Sheets).

The Company’s option is exclusive and remains open for a period (the “Option Period”) of the shorter of (i) six (6) months after the above five conditions are satisfied, or (ii) the remaining Term of the License.  Upon expiration of the Option Period, the option automatically and irrevocably expires and is of no further force and effect.  If the Company validly exercises the option to purchase the business and assets, the Company will issue NCP 750,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock.

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

On June 29, 2012, the Company entered into a Stock Purchase Agreement with Rockland Group, LLC, an entity owned and controlled by Harry Pond, one the Company’s officers and directors (the “Stock Purchase Agreement”).  Under the Stock Purchase Agreement, Rockland Group agreed to purchase 1,540,000 shares of its Series D Convertible Preferred Stock in exchange for $308,000.  Each share is convertible into twenty five shares of common stock.  As of June 30, 2012, 500,000 shares of Series D Convertible Preferred stock had been issued in exchange for $100,000.

10.	Intangible Assets, Net

Pursuant to its June 25, 2012 agreement with NCP, the Company received exclusive licensing rights in exchange for an aggregate of 225,000 shares of Series D Convertible Preferred Stock.  The Company valued the exclusive license rights as an intangible asset for $45,000 as of June 25, 2012. The license rights intangible assets will be amortized over the estimated useful life which is approximately six months.

11.	Subsequent Events

On July 11, 2012, the Company, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which the Company was assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party.  The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010.  In exchange for these rights the Company agreed to issue RWIP two million (2,000,000) shares of its Series D Convertible Preferred Stock.  Each share is convertible into twenty five shares of common stock. The transaction closed on July 11, 2012.

On July 11, 2012, the Company entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with ICE.  Under the Marketing Agreement the Company was retained to market and develop the Soft & Smooth Assets held by ICE.  The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement.  The Company was granted the sole and exclusive rights to develop the Soft & Smooth Assets and market and sell the resulting products for a period of twelve (12) months.  Under the Marketing Agreement, the Company will receive Eighty Percent (80%) of all revenue derived from the Soft & Smooth Assets.  In addition to these rights, the Company shall have, starting with the sixth (6th) month following the execution of the Marketing Agreement and continuing until the end of the eleventh (11th) month following the execution of the Marketing Agreement, the exclusive option, in its sole discretion, to purchase the Soft & Smooth Assets from ICE provided that the Company’s right to purchase the Soft & Smooth Assets during the period starting with the sixth (6th) month until the end of the eighth (8th) month shall be subject to ICE’s agreement to sell.  During the period starting with the ninth (9th) month and ending with the end of the eleventh (11th) month, ICE shall be obligated to sell if the Company exercises its right to purchase.  In the event the Company exercise the purchase option, the Company will issue to ICE warrants enabling ICE to purchase One Hundred Fifty Thousand (150,000) shares of its common stock at One Dollar ($1) per share, with a four (4) year expiration period.  During this eleven (11) month period, ICE may not sell the Soft & Smooth Assets to any party other than the Company without written consent.  In the event the Soft & Smooth Assets are sold to a third party during the eleven (11) month period, then the revenue split of 80% to the Company shall cease and ICE will be entitled to Fifteen Percent (15%) of any down payment received for the Soft & Smooth Assets, with the Company being entitled to Eighty Five Percent (85%) of any down payment, and the Company shall be entitled to received One Hundred Percent (100%) of any future payments made by the purchaser of the Soft & Smooth Assets.   In exchange for these rights we agreed to pay ICE Ten Thousand Dollars ($10,000) in addition to being responsible for all obligations related to the development and marketing of the Soft & Smooth Assets, including the assumption of the following obligations previously due by ICE to third parties:

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

The transaction closed on July 11, 2012.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Biopack Environmental Solutions, Inc. for the period ended June 30, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

As a result of the Agreement, we had operations related to the Beaute de Maman product line during the three months ended June 30, 2012.

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

Discontinued Operations

As a result of the successful action by our prior landlord, as well as our election under the Subsidiary Acquisition Option Agreement, our operations during the three months ended June 30, 2012 are included in the accompanying financial statements as discontinued operations.

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

Profit/Loss for the period

Our loss for the three months ended June 30, 2012 totaled $172,591, with $172,367 being derived from continuing operations and $224 of the loss being derived from operations that are now discontinued, compared to a net profit for the three months ended June 30, 2011 of $258,627, with $17,947 being derived from continuing operations and $240,680 of the profit being derived from operations that are now discontinued.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the three months ended June 30, 2012 we generated revenues of $689, most of which were related to the operations of Beaute de Maman, compared to no revenue for the three months ended June 30, 2011.

Cost of Sales

For the three months ended June 30, 2012, we had cost of sales of $679, most related to the sales of Beaute de Maman products.  We did not have any cost of sales for the three months ended June 30, 2011.

Operating expenses

Our operating expenses for continuing operations for the three months ended June 30, 2012 were $161,155, compared to $24,609 for the three months ended June 30, 2011.  The increase in operating expenses from the period ended June 30, 2012 compared to the prior year period was due to increased related party consulting expense and professional fees incurred related to the Change of Control transaction on April 27, 2012.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011

Profit/Loss

Our loss for the six months ended June 30, 2012 totaled $193,207, with $185,490 being derived from continuing operations and $7,717 of the loss being derived from operations that are now discontinued, compared to a net loss for the six months ended June 30, 2011 of $213,969, with $17,003 of the loss being derived from continuing operations and $196,966 being derived from operations that are now discontinued.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the six months ended June 30, 2012 we generated revenues of $689, most of which were related to the operations of Beaute de Maman, compared to no revenue from continuing operations for the six months ended June 30, 2011.  However, we did have revenues related to discontinued operations of $3,594 for the six months ended June 30, 2011.

Cost of Sales

For the six months ended June 30, 2012, we had cost of sales of $679, most related to the sales of Beaute de Maman products.  We did not have any cost of sales from continuing operations for the six months ended June 30, 2011.  However, we did have cost of sales related to discontinued operations of $5,486 for the six months ended June 30, 2011, related to our revenues from discontinued operations for that period.

Operating expenses

Our operating expenses for the six months ended June 30, 2012 and June 30, 2011, were $163,055 and $48,432, respectively. The increase in operating expenses from the period ended June 30, 2012 compared to the prior year period was due to increased related party consulting expense and professional fees incurred related to the Change of Control transaction on April 27, 2012.  However, during the six months ended June 30, 2011, we also had operating expenses from discontinued operations of $585,271, with the expenses related to general and administrative expenses and depreciation and amortization offset by a net gain on assets and liabilities written off.

Assets and Liabilities

Current and non-current assets as of June 30, 2012 were $42,612 and $45,000, respectively, compared to $0 for both as of December 31, 2011.  Our current and long term liabilities as of June 30, 2012 were $1,234,225 and $310,000, respectively, compared to $1,106,123 and $310,000 as of December 31, 2011.  Additionally, during these two periods we did have $541 and $5,701, respectively, classified as “assets held for sale” and $895,884 and $892,243, respectively, classified as “liabilities held for sale”.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations during the periods indicated:

	Six Months Ended June 30,
	2012	2011

Cash at beginning of period	$0	$0
Net cash provided by (used in) operating activities	(7,673)	(18,258)
Net cash provided by (used in) discontinued operations	8,757	48,568
Net cash used in investing activities	0	0
Net cash provided by (used in) financing activities	42,352	(14,691)
Effect of exchange rate on the balance of cash	(1,084)	(15,691)
Cash at end of period	$42,352	$0

Cash Flows from Operating Activities – For the six months ending June 30, 2012, net cash used in continuing operations was $7,673 compared to net cash used in continuing operations of $18,258 for the six months ending June 30, 2011.  Net cash used in continuing operations for the six months ended June 30, 2012 was primarily related to our loss for the period of ($193,207), offset by accounts payable and accruals of $97,984, expenses paid for by related parties of $57,648, and interest expenses accrual of $22,445.

Cash Flows from Discontinued Operations – For the six months ending June 30, 2012, net cash generated from discontinued operations was $8,757 compared to $48,568 for the six months ended June 30, 2011.

Cash Flows from Investing Activities – We did not have any net cash provided by (used in) investing activities from continuing operations for the six months ending June 30, 2012 or June 30, 2011.

Cash Flows from Financing Activities – Net cash flows generated from financing activities from continuing operations in the six months ending June 30, 2012 was $42,352, compared to net cash used in financing activities of $14,691 in the same period in 2011.  For the six months in 2012, the cash flows used in financing activities from continuing operations were entirely from proceeds from the issuance of our Series D Preferred Stock.

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

Our financial statements for the six months ended June 30, 2012 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5   OTHER INFORMATION

Change of Control Transaction

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”).  These shares represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval.  The transaction closed on April 27, 2012.  We were a party to the Agreement for the purpose of acknowledging certain representations and warranties about the company in the Agreement.

Under the Agreement, the holders of our preferred stock sold the Shares, which represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval, to Rockland.  This transaction resulted in a change of control as Rockland now owns a majority of our outstanding voting securities.

Pursuant to the Agreement, Mr. Gerald Lau King Chung resigned from his positions as our President and Chief Executive Officer effective at the close of the transaction, April 27, 2012, and Mr. Sean Webster resigned from his position as our Chief Financial Officer and Secretary also effective at the close of the transaction.  Mr. Webster also resigned as a member of our Board of Directors, effective at the close of the transaction.

In conjunction with the close of the transaction, the following additions to our Board of Directors and executive management team occurred:

Mr. Harry Pond, the Managing Director of Rockland Group, LLC, a Texas limited liability company and the holder of approximately 63% of our outstanding voting rights, replaced Mr. Lau as our Chief Executive Officer and was appointed to serve on our Board of Directors.  From 2005 to present, Mr. Pond has served as Managing Director of Rockland Group, LLC, which is a real estate development company active in the Houston, Texas real estate market.  From 2008 to present, Mr. Pond has served as a senior business executive for Rockland Insurance Agency, Inc.  In this position he is actively involved with the management of loss prevention, marketing, and recruiting to ensure the company’s profitability and productivity.  From 1979 to present, Mr. Pond has owned and operated The Harry Pond Insurance Agency, a company that he is currently in the process of merging with Rockland Insurance Agency, Inc.  Mr. Pond received his BS in mathematics and education from Texas State University.  Mr. Pond serves on the Board of Directors of Heartland Bridge Capital, Inc., a public company listed on The OTC Bulletin Board.

Mr. Frederick Larcombe replaced Mr. Webster as our Chief Financial Officer and Secretary.  From early 2008 to the present, Mr. Larcombe, as a principal with Crimson Partners, a group of seasoned financial professionals, serves a number of clients primarily in the life sciences.  In this connection and since November 2010, Mr. Larcombe has served as the Chief Financial Officer and Secretary for Heartland Bridge Capital, Inc. (HLBC.OB), a company focused on investments and acquisition opportunities primarily in the energy sector.  From 2005 to 2007, he was simultaneously the Chief Financial Officer of Xenomics Inc., and FermaVir Pharmaceuticals, Inc.  From 2004 to 2005, he was a consultant with Kroll Zolfo Cooper, a professional services firm providing interim management and turn-around services, and from 2000 to 2004, he was Chief Financial Officer of MicroDose Therapeutics.  Prior to 2000, Mr. Larcombe held various positions with ProTeam.com, Cambrex, and PriceWaterhouseCoopers.  Mr. Larcombe's received his BS in Accounting from Seton Hall University, was designated a Certified Public Accountant in New Jersey, and is an alumnus of the Management Development Program at Harvard Business School.

Subsequently, Mr. Larcombe resigned as our Chief Financial Officer, effective October 25, 2012, and was replaced by Mr. David Horin.

All of our officers and other personnel are independent contractors and will continue to be until we have sufficient time and resources to hire them as employees.  We do not currently have any written agreements with any of our officers or directors.

License and Asset Purchase Option Agreement with NorthStar Consumer Products, LLC

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

Additionally, under the Agreement, we, through our wholly-owned subsidiary, have the option to purchase all the assets related to the “Beaute de Maman” products, as well as NCP’s anti-itch formula.  In order to exercise this option we must: (i) we must be a fully reporting company under the Securities Exchange Act of 1934, as amended (the “’34 Act”), and be current in our reporting obligations under the ’34 Act; (ii) we must have written employment agreements in place with John Linderman and James Barickman; (iii) we must be in a position to support the marketing and other operational needs of the “Beaute de Maman” business, and to otherwise meet our financial obligations as they become due; (iv) we must have fully assumed the obligations with respect to a sale of the Beaute de Maman business; and (v) we shall not have any litigation or inquiry, investigation or proceeding (whether preliminary, formal or informal) by any governmental unit, agency or regulatory body (or SRO), or by any current or former stockholder or creditor, that is pending or overtly threatened against us or our subsidiary, including without limitation, no litigation, inquiry, investigation or proceeding with respect to our securities issuances and/or ’34 Act filings, or seeking to delist or remove us from the OTC Markets (Pink Sheets).

Our option is exclusive and remains open for a period (the “Option Period”) of the shorter of (i) six (6) months after the above five conditions are satisfied, or (ii) the remaining Term of the License.  Upon expiration of the Option Period, the option automatically and irrevocably expires and is of no further force and effect.  If we validly exercise the option to purchase the business and assets, we will issue NCP 750,000 shares of our Series D Convertible Preferred Stock as consideration for such purchase.

Additionally, under the Agreement, in connection with our license rights and to ensure we can fulfill any immediate orders timely, we purchased all existing finished product of the Beaute de Maman product line currently owned by NCP.  In exchange for the inventory we agreed to issue NCP 25,000 shares of our Series D Convertible Preferred Stock.

As a result of the Agreement, we had operations related to the Beaute de Maman product line during the three months ended June 30, 2012.

Stock Purchase Agreement with Rockland Group, LLC

On June 29, 2012, we entered into a Stock Purchase Agreement with Rockland Group, LLC, an entity owned and controlled by Harry Pond, one of our officers and directors (the “Stock Purchase Agreement”).  Under the Stock Purchase Agreement, Rockland Group agreed to purchase 1,540,000 shares of our Series D Convertible Preferred Stock in exchange for $308,000.  To date, Rockland Group has paid $141,000 of this amount and plans to pay the remaining balance on or before July 20, 2012.

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

10.38	Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC dated April 27, 2012 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2012)
10.39	License and Asset Option Purchase Agreement with NorthStar Consumer Products, LLC dated June 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.40	Agreement for the Purchase of Preferred Stock with Rockland Group, LLC dated June 29, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
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

Biopack Environmental Solutions, Inc.

Dated: January 9, 2013	By:	/s/ Harry Pond
Harry Pond
Chief Executive Officer
and Director