Form 10-Q
period 2012-09-30
BIOPACK ENVIRONMENTAL SOLUTIONS INC.
filed 2013-01-17
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

____________________________________
(Former address, if changed since last report)

____________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 17, 2013, there were 41,032,849 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1          Financial Statements

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2012 and 2011 follow.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$9,847	0
Accounts receivable from a related party	3,773	0
Total current assets	13,620	0

Non-current assets
Intangible assets, net	330,000	0
Other non-current assets	7,000	0
	337,000	0

Assets classified as held for sale	0	5,701
	337,000	5,701

Total assets	$350,620	5,701

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$55,388	272,928
Accounts payable and accrued expenses due to related parties	141,956	0
Short term debts	400,000	833,195
Total current liabilities	597,344	1,106,123

Liabilities classified as held for sale	0	892,243
	597,344	1,998,366
Long term liabilities
Long term debt	0	60,000
Due to a related party	0	250,000
Total long term liabilities	0	310,000

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
5,915,000 and 1,620,000 shares issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively	5,915	1,620
Common stock; $0.0001 par value; 50,000,000 shares authorized;
41,032,849 shares issued and outstanding	4,102	4,102
Additional paid-in capital	5,744,621	5,031,916
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	226,765	227,849
Accumulated deficit	(6,225,444)	(7,565,469)

Total deficiency in stockholders' equity	(246,724)	(2,302,665)

Total liabilities and deficiency in stockholders' equity	$350,620	5,701

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Continuing operation
Revenues	$3,513	0	4,202	0
Cost of sales	24,975	0	25,654	0
Gross loss	(21,462)	0	(21,452)	0

General and administrative	216,267	14,462	379,322	62,894

Total operating expenses	216,267	14,462	379,322	62,894

Loss from operations	(237,729)	(14,462)	(400,774)	(62,894)

Other income (expense)
Gain on sale of assets and liabilities	1,895,961	0	1,895,961	53,778
Amortization of intangible assets	(125,000)	0	(125,000)	0
Finance cost	0	(11,319)	(22,445)	(33,668)
Profit/(loss) before tax	1,533,232	(25,781)	1,347,742	(42,784)

Income tax	0	0	0	0
Profit/(loss) for the period from continuing operation	1,533,232	(25,781)	1,347,742	(42,784)
Loss for the period from discontinued operation	0	(11,691)	(7,717)	(208,657)

Profit/(loss) for the period	$1,533,232	(37,472)	1,340,025	(251,441)

Continuing operation
Earnings/(loss) per share	$0.04	0.00	0.03	(0.00)
Diluted earnings/(loss) per share	$0.01	0.00	0.02	(0.00)

Discontinued operations
Earnings/(loss) per share	$0.00	(0.00)	(0.00)	(0.01)
Diluted earnings/(loss) per share	$0.00	(0.00)	(0.00)	(0.01)

Weighted average common shares outstanding	41,032,849	41,032,849	41,032,849	41,032,849
Diluted weighted average common shares outstanding	128,639,371	41,032,849	76,886,695	41,032,849

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Profit (loss) for the period	$1,533,232	(37,472)	1,340,025	(251,441)

Other comprehensive income/expense:
Foreign currency translation adjustment	0	4,552	(1,084)	(11,067)
Total comprehensive income/(loss)	$1,533,232	(32,920)	1,338,941	(262,508)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months
Ended
September 30, 2012

Preferred stock:
Balance, beginning of the period	$1,620
Series C and Series D convertible preferred stock issued	4,295
Balance, end of the period	$5,915

Common stock:
Balance, beginning of the period	$4,102
No activity	0
Balance, end of the period	$4,102

Additional paid in capital:
Balance, beginning of the period	$5,031,916
Series C and Series D convertible preferred stock issued	712,705
Balance, end of the period	$5,744,621

Stock issued at less than par value:
Balance, beginning of the period	$(2,683)
No activity	0
Balance, end of the period	$(2,683)

Foreign currency translation adjustment:
Balance, beginning of the period	$227,849
Other comprehensive expens for the period	(1,084)
Balance, end of the period	$226,765

Accumulated deficit:
Balance, beginning of the period	$(7,565,469)
Profit for the period	1,340,025
Balance, end of the period	$(6,225,444)

Total deficiency in stockholders' equity	$(246,724)

See accompanying notes to the consolidated financial statements

BIOPACK ENVIRONMENTAL SOLUTIONS INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	September 30,
	2012	2011
Cash flows from operating activities
Profit/(loss) for the period	$1,340,025	(251,441)
Loss for the period from discontinued operations	7,717	208,657

Adjustments to reconcile net profit/loss to net cash provided by operating activities:
Write-down/gain on sale on assets and liabilities	(1,895,561)	(53,778)
Interest expenses accrual	22,445	33,668
Expenses paid for by related parties	57,648	0
Amortization of Intangible assets	125,000	0

Changes in working capital:
Accounts payable and accruals	154,038	51,591
Accounts receivable related party	(3,773)	0
Other non-current assets	(7,000)	0
Net cash used in operating activities from continuing operations	(207,178)	(11,303)
Net cash generated from operating activities from discontinued operations	8,757	44,529

Cash flow from investing activities

Net cash from investing activities	0	0

Cash flow from financing activities
Debts redemption	0	(22,159)
Proceeds from issuanced of series D converible preferred stock	209,352	0

Net cash generated from/(used in) financing activities from continuing operation	209,352	(22,159)

Effects of exchange rate on the Balance of cash held in foreign currency	(1,084)	(11,067)

Net change in cash	9,847	0

Cash, beginning	0	0

Cash, ending	$9,847	0

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

July 11,
2012
Assets sold	$541
Liabilities assumed	1,896,502
Gain on sale	(1,895,961)

Liabilities as of July 11, 2011
Short term debt	$400,000
Accrued audit fees	41,900
Total remaining liabilities	$441,900

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

As of September 30, 2012, the Company had total accounts payable and accrued expenses of $197,344; accounts payable and accrued expenses due to related parties were $141,956.

4.	Loans Payable

	September 30,	December 31,
	2012	2011

Short term loans	$400,000	833,195
	400,000	833,195

	September 30,	December 31,
	2012	2011

Long term loans

Convertible debentures issued to a non related party	$-	$60,000
Convertible debenture issued to a former director	-	250,000
	$-	$310,000

As at September 30, 2012, the Company has short term loans on demand of $400,000. The loan bears interest at the rate of 0.5% per annum.

5.	Convertible Preferred Stock and Net Profit/Loss per Dilutive Share

	Series A Preferred Convertible		Series B Preferred Convertible		Series C Preferred Convertible		Series D Preferred Convertible
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2011	620,000	$620	1,000,000	$1,000	-	$-	-	$-

March 31, 2012	620,000	$620	1,000,000	$1,000	-	$-	-	$-
April 27, 2012	-	-	-	-	710,000	-	-	-
June 26, 2012	-	-	-	-	-	-	250,000	50,000
June 29, 2012	-	-	-	-	-	-	500,000	100,000

June 30, 2012	620,000	$620	1,000,000	$1,000	710,000	$-	750,000	$150,000
3rd qtr activity	-	-	-	-	-	-	2,835,000	567,000
September 30, 2012	620,000	$620	1,000,000	$1,000	710,000	$-	3,585,000	$717,000

Each share of Preferred A, B and C is convertible into five shares of common stock.  Each share of Preferred D is convertible into twenty five shares of common stock.  For the three months ended September 30, 2012, convertible preferred stock to purchase 87,606,522 shares of common stock were included in the computation of diluted net income per share because they were dilutive.  For the nine months ended September 30, 2012, convertible preferred stock to purchase 35,853,846 shares of common stock were included in the computation of diluted net income per share because they were dilutive.  Convertible preferred stock was considered anti-dilutive for the three and nine months ended September 30, 2011, due to net losses.

6.	Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate the continuation of the Company as a going concern.  On September 30, 2012 it had an accumulated deficit of $6,225,444 and a working capital deficit of $583,724.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

No deferred tax is recognized in the consolidated balance sheets as of September 30, 2012.

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

A summarized statement of operations for the discontinued operations for the comparable nine month periods ended September 30, 2012 and September 30, 2011 is as follows:

	Nine months ended
	September 30,	September 30,
	2012	2011

Revenues	0	3,594
Cost of sales	0	5,486
Gross loss	0	(1,892)

General and administrative	7,717	699,878
Depreciation and amortization	0	8,266
Total operating expenses	7,717	708,144

Net gain on assets and liabilities written off	0	501,480
Finance cost	0	101
Loss from discontinued opertations	(7,717)	(208,657)

Assets classified as held for sale:

	September 30,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$-	330
Deposits	-	5,371
Total assets classified as held for sale	$-	5,701

Liability classified as held for sale:

	September 30,	December 31,
	2012	2011

Liabilities
Accounts payable and accrued expenses	$-	1,953
Lau Kin Chung, Gerald - former director	-	564,320
Sean Webster - former director	-	325,970
Total liabilities classified as held for sale	$-	892,243

9.	Related Party Transactions

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”).  Highpeak is a significant voting shareholder of BPAC as of April 27, 2012. The two year agreement is effective from April 1, 2012 through March 31, 2014.  The Company has agreed to pay Highpeak a monthly consulting fee of $10,000.  The Company incurred $60,000 for the nine months ended September 30, 2012 and has an accounts payable balance of $30,000 as of September 30, 2012.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”).  Rivercoach is a significant voting shareholder of BPAC as of April 27, 2012. The two year agreement is effective from April 1, 2012 through March 31, 2014.  The Company has agreed to pay Rivercoach a monthly consulting fee of $10,000.  The Company incurred $60,000 for the nine months ended September 30, 2012 and has an accounts payable balance of $30,000 as of September 30, 2012.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”).  The two year agreement is effective from April 1, 2012 through March 31, 2014.  The Company has agreed to pay NCP a monthly consulting fee of $15,000.  The Company incurred $90,000 for the nine months ended September 30, 2012 and has an accounts payable balance of $50,706 as of September 30, 2012.

On July 17, 2012, the Company entered into a consulting agreement with Chord Advisors, LLC (“Chord”).  50% of Chord is owned by David Horin, the Company’s Chief Financial Officer.  The two year agreement is effective from July 15, 2012 through July 15, 2013.  The Company has agreed to pay Chord a monthly consulting fee of $12,500.  The Company incurred $31,250 for the nine months ended September 30, 2012 and has an accounts payable balance of $31,250 as of September 30, 2012.

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

On June 29, 2012, the Company entered into a Stock Purchase Agreement with Rockland Group, LLC, an entity owned and controlled by Harry Pond, one the Company’s officers and directors (the “Stock Purchase Agreement”).  Under the Stock Purchase Agreement, Rockland Group agreed to purchase 1,540,000 shares of its Series D Convertible Preferred Stock in exchange for $308,000.  As of September 30, 2012, 1,335,000 shares of Series D Convertible Preferred stock had been issued in exchange for $267,000.  Each share is convertible into twenty five shares of common stock.

10.	Intangible Assets, Net

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement with NCP, under which TriStar Consumer Products, Inc., a wholly-owned subsidiary, acquired the exclusive license to develop, market and sell NCP’s Beaute de Maman product line of skincare and other products specifically targeted for pregnant women.  In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula for an over-the-counter itch suppression product.  Pursuant to its June 25, 2012 agreement with NCP, the Company received an exclusive licensing rights in exchange for an aggregate of 225,000 shares of Series D Convertible Preferred Stock.  The Company valued the exclusive license rights as an intangible asset for $45,000 as of June 25, 2012. The license rights intangible assets will be amortized over the estimated useful life which is six months.

On July 11, 2012, the Company, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which the Company was assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party.  The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010.  In exchange for these rights the Company agreed to issue RWIP two million (2,000,000) shares of its Series D Convertible Preferred Stock.  Each share is convertible into twenty five shares of common stock.  The transaction closed on July 11, 2012. The Company valued the exclusive license rights as an intangible asset for $410,000 as of July 11, 2012. The license rights intangible assets will be amortized over the estimated useful life which is twelve months.

	Beaute de Maman	ICE
	License	License	Total

Balance, June 30, 2012	$45,000	-	45,000
Additions	-	410,000	410,000
Amortization	(22,500)	(102,500)	(125,000)
Balance, September 30, 2012	$22,500	307,500	330,000

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Biopack Environmental Solutions, Inc. for the period ended September 30, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

As a result of the Agreement, we had operations related to the Beaute de Maman product line during the three months ended September 30, 2012.

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

Discontinued Operations

As a result of the successful action by our prior landlord, as well as our election under the Subsidiary Acquisition Option Agreement, certain operations during the nine months ended September 30, 2012 are included in the accompanying financial statements as discontinued operations.

Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011

Profit/Loss for the period

Our profit for the three months ended September 30, 2012 totaled $1,533,232, with the entire amount derived from continuing operations, compared to a net loss for the three months ended September 30, 2011 of $37,472, with a loss of $25,781 derived from continuing operations and a loss of $11,691 derived from operations that are now discontinued.  Our profit of $1,533,232 for the three months ended September 30, 2012 was primarily the result of income from a gain on sale of assets and liabilities of $1,895,961, which related to the sale of our subsidiaries to Xinghui Ltd. under the Subsidiary Acquisition Option Agreement and such profit should not be construed as indicative of our results for future three-month periods or indicative of our results from operations.  Notably, we had a loss from operations of $237,729 for the three months ended September 30, 2012.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the three months ended September 30, 2012 we generated revenues of $3,513, most of which were related to the operations of Beaute de Maman, compared to no revenue for the three months ended September 30, 2011.

Cost of Sales

For the three months ended September 30, 2012, we had cost of sales of $24,975, all related to the sales of Beaute de Maman products.  Our cost of sales for the three months ended September 30, 2012 exceeded our revenue derived from the sale of those products as a result of a write-down of obsolete inventory.  We did not have any cost of sales for the three months ended September 30, 2011.

Operating Expenses

Our operating expenses for continuing operations for the three months ended September 30, 2012 were $216,267, compared to $14,462 for the three months ended September 30, 2011.  The increase in operating expenses from the period ended September 30, 2012 compared to the prior year period was due to increased related party consulting expense and professional fees incurred related to the Change of Control transaction on April 27, 2012.

Other Income (Expense)

Our other income (expense) for the three months ended September 30, 2012 included other income from a gain on sale of assets and liabilities of $1,895,961, which related to the sale of our subsidiaries to Xinghui Ltd. on July 11, 2012, and an expense related to the amortization of intangible assets of $125,000.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011

Profit/Loss

Our profit for the nine months ended September 30, 2012 totaled $1,340,025, with a profit $1,347,742 derived from continuing operations and a loss of $7,717 derived from operations that are now discontinued, compared to a net loss for the nine months ended September 30, 2011 of $251,441, with $42,784 of the loss being derived from continuing operations and $208,657 being derived from operations that are now discontinued.  Our profit of $1,340,025 for the nine months ended September 30, 2012 was primarily the result of income from a gain on sale of assets and liabilities of $1,895,961, which related to the sale of our subsidiaries to Xinghui Ltd. under the Subsidiary Acquisition Option Agreement and such profit should not be construed as indicative of our results for future nine-month periods or indicative of our results from operations.  Notably, we had a loss from operations of $400,774 for the nine months ended September 30, 2012.  The details of our profit (loss) for these periods are outlined below.

Revenue

For the nine months ended September 30, 2012 we generated revenues of $4,202, most of which were related to the operations of Beaute de Maman, compared to no revenue from continuing operations for the nine months ended September 30, 2011.  However, we did have revenues related to discontinued operations of $3,594 for the nine months ended September 30, 2011.

Cost of Sales

For the nine months ended September 30, 2012, we had cost of sales of $25,654, all related to the sales of Beaute de Maman products.  Our cost of sales for the nine months ended September 30, 2012 exceeded our revenue derived from the sale of those products as a result of a write-down of obsolete inventory.  We did not have any cost of sales from continuing operations for the nine months ended September 30, 2011 since we did not have any revenue.  However, we did have cost of sales related to discontinued operations of $5,486 for the nine months ended September 30, 2011, related to our revenues from discontinued operations for that period.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2012 and September 30, 2011, were $379,322 and $62,894, respectively.  The increase in operating expenses from the period ended September 30, 2012 compared to the prior year period was due to increased related party consulting expense and professional fees incurred related to the Change of Control transaction on April 27, 2012.  During the nine months ended September 30, 2011, we also had operating expenses from discontinued operations of $708,144, with the expenses related to general and administrative expenses and depreciation and amortization.

Other Income (Expense)

Our other income (expense) for the nine months ended September 30, 2012 included other income from a gain on sale of assets and liabilities of $1,895,961, which related to the sale of our subsidiaries to Xinghui Ltd. on July 11, 2012, and an expenses related to the amortization of intangible assets of $125,000 and finance costs of $22,445.

Assets and Liabilities

Current and non-current assets as of September 30, 2012 were $13,620 and $337,000, respectively, compared to $0 for both as of December 31, 2011.  Our current and long term liabilities as of September 30, 2012 were $597,344 and $0, respectively, compared to $1,106,123 and $310,000 as of December 31, 2011.  Additionally, during these two periods we did have $0 and $5,701, respectively, classified as “assets held for sale” and $0 and $892,243, respectively, classified as “liabilities held for sale”.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations during the periods indicated:

	Nine Months Ended September 30,
	2012	2011

Cash at beginning of period	$0	$0
Net cash used in operating activities	(207,178)	(11,303)
Net cash generated from discontinued operations	8,757	44,529
Net cash used in investing activities	0	0
Net cash generated from (used in) financing activities	209,352	(22,159)
Effect of exchange rate on the balance of cash	(1,084)	(11,067)
Cash at end of period	$9,847	$0

Cash Flows from Operating Activities – For the nine months ending September 30, 2012, net cash used in continuing operations was $207,178 compared to net cash used in continuing operations of $11,303 for the nine months ending September 30, 2011.  Net cash used in continuing operations for the nine months ended September 30, 2012 was primarily related to our profit for the period of $1,340,025, adjustments to reconcile net profit/loss to net cash provided by operating activities of ($1,895,561) in write-down/gain on sale on assets and liabilities, $22,445 in interest expense accrual, $57,648 in expenses paid for by related parties, and $125,000 in amortization of intangible assets, and changes in working capital of $154,038 in accounts payable and accruals, ($3,773) in accounts receivable – related party, and ($7,000) of other non-current assets.

Cash Flows from Discontinued Operations – For the nine months ending September 30, 2012, net cash generated from discontinued operations was $8,757 compared to $44,529 for the nine months ended September 30, 2011.

Cash Flows from Investing Activities – We did not have any net cash provided by (used in) investing activities from continuing operations for the nine months ending September 30, 2012 or September 30, 2011.

Cash Flows from Financing Activities – Net cash flows generated from financing activities from continuing operations in the nine months ending September 30, 2012 was $209,352, compared to net cash used in financing activities of $22,159 in the same period in 2011.  For the nine months in 2012, the cash flows used in financing activities from continuing operations were entirely from proceeds from the issuance of our Series D Preferred Stock.

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

Our financial statements for the nine months ended September 30, 2012 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsidiary Acquisition Option Agreement

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

Marketing and Development Services Agreement with InterCore Energy, Inc.

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

The transaction closed on July 11, 2012.

Purchase and Assignment of Rights Agreement with RWIP, LLC

On July 11, 2012, we, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which we were assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party.  The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010.  In exchange for these rights we agreed to issue RWIP Two Million (2,000,000) shares of our Series D Convertible Preferred Stock.  The transaction closed on July 11, 2012.

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

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)
3.9	Certificate of Designation filed with the Secretary of State of Nevada on July 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)
3.1	Certificate of Change filed with the Secretary of State of Nevada on June 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009)
(10)	Material Contracts
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

10.38	Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC dated April 27, 2012 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2012)
10.39	License and Asset Option Purchase Agreement with NorthStar Consumer Products, LLC dated June 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.40	Agreement for the Purchase of Preferred Stock with Rockland Group, LLC dated June 29, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.41	Subsidiary Acquisition Option Agreement with Xinghui Ltd. dated April 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.42	Marketing and Development Services Agreement with InterCore Energy, Inc. dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.43	Purchase and Assignment of Rights Agreement with RWIP, LLC dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Biopack Environmental Solutions, Inc.

Dated: January 17, 2013	By:	/s/ Harry Pond
Harry Pond
Chief Executive Officer and Director