Form 10-K
period 2012-12-31
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2013-04-16
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-29981

TRISTAR WELLNESS SOLUTIONS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates: $11,131,130 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 4,077,338 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2013, there were 44,452,338 shares of common stock, $0.001 par value, issued and outstanding.

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

TriStar Wellness Solutions, Inc.

i

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

On May 8, 2006, we closed a share exchange agreement with Star Metro Group Limited, which became our wholly-owned subsidiary. Under the terms of the share exchange agreement we exchanged 60,000 shares of our company for 100% of the issued and outstanding shares of Star Metro Group at a ratio of 1 share of our common stock for each 2,000 shares of Star Metro Group Limited’s stock. As a result of the share exchange agreement, we became engaged in the development, production and sale of a line of biodegradable, single use, food and beverage containers. On March 20, 2006, we changed our name from ZKid Network Co. to Eatware Corporation.

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

On April 27, 2012, we entered into an agreement whereby Rockland Group, LLC, a Texas limited liability company (“Rockland”), purchased Six Hundred and Twenty Thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (“Series A Preferred Shares”), One Million (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (“Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (“Series C Preferred Shares”) from the holders of those shares. The Series A Preferred Shares and Series B Preferred Shares were issued prior to December 31, 2011. The Series C Preferred Shares were issued in April 2012. Together the Shares represented approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control. Each share of Series A, B and C Convertible Preferred Stock is convertible into 5 shares of common stock on the date of this transaction. The transaction closed on April 27, 2012.

After the Agreement with Rockland, during 2012, we entered into the following agreements and transactions:

•   On April 27, 2012, we entered into a Subsidiary Acquisition Option Agreement (“Subsidiary Option Agreement”) with Xinghui Ltd., a Chinese entity (“Purchaser“), under which sold all the shares in the BPAC Subsidiaries to the Purchaser, effective July 11, 2012, in exchange for the Purchaser assuming all our liabilities as of April 25, 2012, which included all of the liabilities and obligations of ours except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012. As a result of us exercising our rights under the Subsidiary Option Agreement, we no longer own the BPAC Subsidiaries, including any of their assets or liabilities.

•   On June 25, 2012, we entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which we, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women. In addition, we acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. In exchange for these license rights we agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the Agreement, in connection with our license rights and to ensure we could fulfill any immediate orders timely, we purchased all existing finished product of the Beaute de Maman™ product line currently owned by NCP. In exchange for the inventory we agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock.

•   On July 11, 2012, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc. (“ICE”). Under the Marketing Agreement we were retained to market and develop certain assets referred to as the Soft & Smooth Assets held by ICE. The Soft & Smooth Assets include all rights, interests and legal claims to that certain invention entitled “Delivery Device with Invertible Diaphragm” which is a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage). In addition, we were also granted the exclusive option, in our sole discretion, to purchase the Soft & Smooth Assets from ICE for warrants to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period. On February 12, 2013, we entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which we exercised our option to purchase the Soft & Smooth Assets held by HLBCDC, which had acquired the Soft & Smooth Assets from ICE. In exchange for the Soft and Smooth Assets we agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period.

As a result of the above transactions, as of December 31, 2012, we were a company involved in developing, marketing and selling, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant and nursing women, as well as developing the Soft and Smooth Assets.

Subsequent to December 31, 2012, on March 7, 2013, we entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Argentum Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which we acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The license is for 15 years, with a possible 5 year extension. Under the Agreement, we are obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Agreement. In exchange for these license rights we agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share. The warrant vests in two equal installments of 375,000 shares each, with the vesting based on product’s success in obtaining certain approvals from the Food and Drug Administration. The warrants expire five (5) years after they vest.

As a result of the Argentum Agreement we plan to proceed with product development during 2013, as well as locate other potential acquisition targets in the woundcare space.

Business Overview

All of our operations as of December 31, 2012 related to the operations of the Beaute de Maman™ product line and developing the Soft and Smooth Assets. Earlier in 2012, prior to the above-described transactions, we were in the business of developing, manufacturing, distributing and marketing bio-degradable food containers and disposable industrial packaging for consumer products. However, since our operations in the latter half of 2012, as well as moving forward, will focus on the high interest “Over the Counter” (OTC) packaged goods market the remainder of the disclosure in this Annual Report focuses on Company plans within the OTC industry.

Moving forward our management intends to focus on developing and marketing proprietary health and wellness products within targeted categories using in-house product development and R&D expertise combined with targeted acquisitions or licensing rights to provide access to patented technologies that support product features and performance. In all cases our plan is to own the unique formulas or processes via internal development, direct acquisition or license. As appropriate we will pursue and defend patents on each product offering to help protect from competitive incursion.

Industry Overview

We target the consumer health and wellness (CH&W) marketplace. We believe this market represents a long-term, high growth and profitable opportunity. Conservatively estimated at $29 Billion in ex-factory sales in the U.S. in 2012 ($51 Billion in retail sales), the CH&W market has consistently grown at +3-4% annually despite the recent economic downturn and is forecasted to maintain or exceed that level of growth in the future.1 We believe we have entered the market uniquely aligned to important demographic and economic drivers underlying dramatically changing consumer behavior related to personal healthcare.

Fueling market growth is a “perfect storm” of consumer, industry, and government dynamics:

•	The exploding costs of institutional and provider-based healthcare (growing at 1.5 times the rate of the national GDP);
•	The growing demand for care due to epidemic levels of obesity and related conditions (such as diabetes and heart disease);
•
An increasing number of insured Americans resulting from the Affordable Care Act reforms, and an aging population. The aging population holds new expectations for a healthy, active long life. “Boomers” will redefine the senior market as we know it today;

•	The industry faces a projected shortage in physicians and a healthcare service provider community that is permanently shifting the delivery and responsibility of care to the consumer.

The combined impact of these factors provides the fuel for the “perfect storm”.
________________________________
1 JD Ford & Company Investment Bankers: Global Health & Wellness: State of the Industry. Resilience and Continued Growth Expected in Global Health & Wellness Industry: Copyright 2009.

The “Perfect Storm” Of Consumer Healthcare Trends

This “down-streaming” of care to the consumer is resulting in the transformation of consumer healthcare: fueling long-term growth and transforming the consumer from being a passive patient to being their own personal health advocate. With this transformation is increased demand for:

1)    New outcome-based, self-care products and solutions;
2)    New health literacy tools to enable the consumer to be an effective and self-directed health advocate; and
3)    New and more convenient access and delivery of consumer health products, solutions, and services often avoiding the traditional “Gatekeepers” in the healthcare system.

Core needs of the new “Personal Health Advocate”

Meeting the core needs of the new personal health advocate is our management’s primary strategic focus for TriStar Wellness Solutions, Inc. We are targeting high growth and margin opportunity categories that provide a fundamental linkage back to the new consumer needs for brands and products that encourage high personal involvement/engagement and are consistent with personal health advocacy trends. More specifically, we are focused on categories and market space opportunities that represent:

•	Outcome-based cost effective solutions with demonstrable results both in therapeutic relief and quality of life (QOL) improvement;

•	High personal involvement in care management (for self or caregiver);

•	Chronic versus episodic conditions and therapies.

Our management is committed to the concept that companies will win with a consumer centric focus when they are able to efficiently convert consumer trends and defined gaps in product needs to actual innovation and product solutions strongly tied to a scientific foundation.

Principal Products

Initially our priority direct-to-consumer target markets are focused on women’s health and wound care.

In the year ended December 31, 2012, our focus is on women’s health. Women’s health is projected to achieve 5.9% compounded annual growth rate from 2010 to 2016.2 Our management believes the incremental pace of market expansion within this category, combined with the traditional role for women as the household-family health decision maker, supports the company’s commercial initiative. By introducing our brands to this critical wellness consumer we believe we are building a positive relationship for our future brands and product solutions.

Our first acquisition, Beauté de Maman™, represents our initial entry into the $500M category of products specifically targeted to Pregnancy & New Mothers (P&NM). We define the category as pregnancy support, nursing products, delivery products and other post-partum products. This category addresses unique needs of ~ 4 million pregnant women and over 20 million caregivers (sisters, mothers, other female relatives, friends, etc.) actively supporting each pregnant woman at any one time in the U.S.3 Beauté de Maman™ has been launched on a direct-to-consumer platform via the web, with the plan to expand in 2013 into drug and mass retail to reach a wider consuming public.

___________________________
2 Euromonitor Research & ACNielson Market Projects Expecting Mothers and Womens Health-GAGR: Trade Sources & National Statistics: Copyright June 2012.

Beaute de Maman™ represents a broad range of premium products targeted to meet the routine hygiene and unique symptomatic needs of pregnant and nursing women (e.g. Acne, nausea, stretch marks, etc.). Each product in this line is developed to deliver superior product performance while also being formulated with natural ingredients to be safe for the mother and developing baby. We conduct extensive research with leading medical databases to ensure each ingredient is proven to be safe. The composition of each product is formulated with over 95% natural ingredients. The products do not contain Parabens, BPA or Phthalates and are never tested on animals. The company is planning on important new line extensions in 2013 to extend the portfolio into new segments. Each year we plan on introducing 2-3 new items to the brand line. Ongoing product development activities are supported by extensive testing and formula optimization.

The second core product area is directed at the Direct-to-Consumer (DTC) wound care market space. We have both a detailed acquisition strategy and a comprehensive internal development program to offer significant technology-based enhancements to wound care solutions in this underserviced category.

Within the wound care category we plan to target the large population of consumers suffering from nuisance bleeding, typically associated with patients on anticoagulants (blood thinners) such as Coumadin and Plavix. The special health concerns of this substantial and rapidly expanding group is not being served well by today’s highly commoditized product selection.4

Sales and Marketing

In the year ended December 31, 2012, we focused the sales and marketing resources for the Beaute de Maman™ brand on efficient internet portals via the brand website and selected web-based retailers. Going forward we plan to expand distribution into the conventional retail channels. Concurrent with this sales channel expansion we plan to invest in more traditional marketing elements that can drive important awareness and trial incentives for target consumers.

We retained the services of a nationally recognized broker organization to represent the sales of the product line to conventional retailers. Additionally the company retained the services of a recognized advertising agency to lead in the development of effective digital and conventional advertising materials and media plans.

Research and Development

Research and development has been focused on fundamental product design and testing supporting the future portfolio plans of the business. Within the Beauté de Maman™ brand we are planning to launch in 2013 a new line of hair care products for pregnant and nursing women. We currently have several additional product development initiatives underway supporting retail launches in 2014 and beyond. We rely on our internal product development team and external technology providers working under confidentiality agreements to facilitate all development initiatives. Other than the confidentiality agreements, we do not have agreements with these external technology providers and we pay them on an “as we go” basis.

_____________________________
3 CDC, National Vital Statistics Report, August 28, 2012, Volume 61, Number 1
4 TriStar Wellness Solutions, Inc. Concept Test conducted November 28, 2012

Employees

As of December 31, 2012, we had no direct employees. Our core operating management team was working under individual consulting agreements. In early 2013 we executed employment contracts with our core management members. Our Chief Financial Officer is the only member of our management that continues to perform services on a consulting basis.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Please note that these risk factors relate to our current business of operating the business of Beaute de Maman™ pursuant to our License and Asset Purchase Option Agreement with NorthStar Consumer Products, LLC, and our development of the Soft and Smooth Assets pursuant to our Marketing and Development Services Agreement with InterCore Energy, Inc., since risk factors related to our prior operations are not relevant as of the date of this filing. Our primary risk factors and other considerations include:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history. We may not successfully address these risks and uncertainties or successfully market our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate. To date we only have limited revenues from the Beaute de Maman™ operations and currently our future revenues are dependent upon the future sales of the Beaute de Maman™ product line, as well as successfully developing a marketable product based on the Soft and Smooth Assets. Unanticipated problems, expenses, and delays are frequently encountered in establishing and developing new products in the medical technology field. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development setbacks, and inadequate sales and marketing. The failure by us to address satisfactorily any of these conditions could have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have only generated limited revenue from the Beaute de Maman™ operations and we have no cash liquidity or capital resources. Our future capital requirements will depend on many factors, including our ability to grow Beaute de Maman™’s operations, develop the Soft and Smooth Assets, identify and acquire solid companies, our ability to generate positive cash flow from operations, and the effect of competing market developments. We will need additional capital in the near future. Any equity financings will result in dilution to our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on terms deemed unfavorable.

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

If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if such clearances or approvals are delayed, we will be unable to distribute our products in a timely manner, or at all, which could significantly disrupt our business and materially and adversely affect our sales and profitability.

The sale and marketing of our products are subject to regulation in the countries where we intend to conduct business. For a significant portion of our products, we need to obtain and renew licenses and registrations with the Food and Drug Administration (FDA), and its equivalent in other markets. The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

In particular, as we enter foreign markets, we lack the experience and familiarity with both the regulators and the regulatory systems, which could make the process more difficult, more costly, more time consuming and less likely to succeed.

If we fail to comply with regulatory requirements, regulatory agencies may take action against us, which could significantly harm our business.

Marketed products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and other regulatory bodies. In addition, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to ongoing review and periodic inspections. We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, current Good Manufacturing Practices (“cGMP”) regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements.

The cGMP regulations also include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Regulatory agencies may change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

ITEM 2 – PROPERTIES

Our office space is approximately 2,500 square feet and we lease the space rent-free from NorthStar Consumer Products, LLC, an entity controlled by John Linderman and James Barickman, two of our executive officers. Beginning in 2013 it is anticipated that we will begin paying a pro rata portion of the rent for our office space, expected to be 2,900 per month.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any litigation. In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for trading on OTC Markets (Pink Sheets), OTCQB tier, under the trading symbol “TWSI”. Our common stock was originally listed on the OTC Bulletin Board on May 28, 2002, but was delisted on September 19, 2011, due to our failure to file our Quarterly Report on Form 10-Q for June 30, 2011. We are now current in our ’34 Act reporting obligations. If management elects to attempt to re-list on the OTC Bulletin Board we must have a market maker file a 15c2-11 application on our behalf and be approved by FINRA.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2011 and 2012, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions. On January 18, 2013, we effected a 1-for-1,000 reverse stock split. The numbers below reflect the reverse stock split.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2011	First Quarter	$40.00	$24.00
	Second Quarter	$27.90	$7.10
	Third Quarter	$9.00	$2.20
	Fourth Quarter	$6.00	$2.00

2012	First Quarter	$5.00	$0.90
	Second Quarter	$28.50	$1.00
	Third Quarter	$22.00	$4.00
	Fourth Quarter	$13.00	$6.00

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

Holders

As of December 31, 2012, there were approximately 41,032 (adjusted to reflect the 1-for-1,000 reverse stock split) shares of our common stock outstanding held by 1,408 holders of record and numerous shares held in brokerage accounts. As of March 28, 2013, there were 44,452,338 shares of our common stock outstanding. Of these shares, 4,077,338 were held by non-affiliates. On the cover page of this filing we value the 4,077,338 shares held by non-affiliates at $11,131,130. These shares were valued at $2.73 per share, based on our share price on March 28, 2013.

Warrants

As of December 31, 2012, we did not have any warrants to purchase our common stock outstanding.

On February 12, 2013, we entered into an Asset Purchase Agreement with HLBC Distribution Company, Inc. (“HLBCDC”), under which we exercised our option to purchase the Soft & Smooth Assets held by HLBCDC. In exchange for the Soft and Smooth Assets we agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2012.

Recent Issuance of Unregistered Securities

We did not have any recent issuances of unregistered securities as of December 31, 2012.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-K of TriStar Wellness Solutions, Inc. for the period ended December 31, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of TriStar Wellness Solutions, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of TriStar Wellness Solutions, Inc. Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of TriStar Wellness Solutions, Inc. Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”). These shares represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control. The transaction closed on April 27, 2012.

After the Agreement with Rockland, during 2012, we entered into the following agreements and transactions:

•   On April 27, 2012, we entered into a Subsidiary Acquisition Option Agreement (“Subsidiary Option Agreement”) with Xinghui Ltd., a Chinese entity (“Purchaser“), under which sold all the shares in the BPAC Subsidiaries to the Purchaser, effective July 11, 2012, in exchange for the Purchaser assuming all our liabilities as of April 25, 2012, which included all of the liabilities and obligations of ours except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012. As a result of us exercising our rights under the Subsidiary Option Agreement, we no longer own the BPAC Subsidiaries, including any of their assets or liabilities.

•   On June 25, 2012, we entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which we, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women. In addition, we acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. In exchange for these license rights we agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the Agreement, in connection with our license rights and to ensure we could fulfill any immediate orders timely, we purchased all existing finished product of the Beaute de Maman™ product line currently owned by NCP. In exchange for the inventory we agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock.

•   On July 11, 2012, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc. (“ICE”). Under the Marketing Agreement we were retained to market and develop certain assets referred to as the Soft & Smooth Assets held by ICE. The Soft & Smooth Assets include all rights, interests and legal claims to that certain invention entitled “Delivery Device with Invertible Diaphragm” which is a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage). In additiona, we were also granted the exclusive option, in our sole discretion, to purchase the Soft & Smooth Assets from ICE for warrants to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period. On February 12, 2013, we entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which we exercised our option to purchase the Soft & Smooth Assets held by HLBCDC, which had acquired the Soft & Smooth Assets from ICE. In exchange for the Soft and Smooth Assets we agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of our common stock at One Dollar ($1) per share, with a four (4) year expiration period.

As a result of the above transactions, as of December 31, 2012, we were a company involved in developing, marketing and selling, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women, as well developing the Soft and Smooth Assets.

Discontinued Operations

As a result of the successful action by our prior landlord, as well as our election under the Subsidiary Acquisition Option Agreement, our operations during the year ended December 31, 2011 are included in the accompanying financial statements as discontinued operations. It is important to note that although we did have operations during 2011, we are required to classify those operations as discontinued operations in the attached financial statements due to the subsequent actions taken by us and others. The details related to our operations during these periods can be found in Note 8 to the attached financial statements.

Results of Operations for the Years Ended December 31, 2012 and 2011

Net profit (loss)

Our loss for the year ended December 31, 2012 totaled $2,248,519, with $1,818,357 derived from continuing operations and $430,162 attributed to discontinued operations, compared to a net loss for the year ended December 31, 2011 of $288,546, with a loss of $81,711 derived from continuing operations and a loss of $206,835 derived from operations that are now discontinued. Our loss of $2,248,519 for the year ended December 31, 2012 was primarily the result of $700,001 of research and development expenses recorded due to the purchase of the Soft & Smooth products on July 11, 2012, $383,750 of general and administrative expenses related to related party consulting contracts, and $400,000 related to the beneficial conversion feature on convertible debt issued as part of the recapitalization of our assets and liabilities.

Research and Development

For the year ended December 31, 2012 and 2011, we had research and development expenses of $700,001 and $0, respectively. The increase in research and development expenses is related to the purchase of the Soft & Smooth products on July 11, 2012 in exchange for 2,000,000 shares of our Series D Convertible Preferred Stock. The fair value of the shares amounted to $700,001 and was based on the closing stock price on the date of this transaction. This transaction was recorded as a component of research and development expenses during 2012 because the viability of an alternative future use was uncertain.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2012 were $999,348, compared to $90,502 for the year ended December 31, 2011. The increase in operating expenses from the period ended December 31, 2012 compared to the prior year period was due to increased related party consulting expense and professional fees incurred related to the Change of Control transaction on April 27, 2012.

Loss from Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2012 were $430,162, compared to $206,835 for the year ended December 31, 2011. The increase in loss from discontinued operations from the period ended December 31, 2012 compared to the prior year period was due to $400,000 related to the beneficial conversion feature on convertible debt issued as part of the recapitalization of our assets and liabilities, offset, by expenses related to general and administrative and impairment, depreciation and amortization.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations during the periods indicated:

	Year Ended December 31,
	2012	2011

Cash at beginning of period	$0	$0
Net cash used in operating activities	(341,963)	(68,835)
Net cash provided by (used in) discontinued operations	(30,162)	110,171
Net cash (used in) investing activities	(1,057)	0
Net cash provided by (used in) financing activities	384,352	(29,628)
Effect of exchange rate on the balance of cash	0	(11,708)
Cash at end of period	$11,170	$0

Cash Flows from Operating Activities – For the year ended December 31, 2012, net cash used in continuing operations was $341,963 compared to net cash used in continuing operations of $68,835 for the year ended December 31, 2011. Net cash used in continuing operations for the year ended December 31, 2012 was primarily related to start-up related professional fees as well as payments to related parties.

Cash Flows from Discontinued Operations – For the year ended December 31, 2012, net cash used in discontinued operations was $30,162 as compared to $110,171 in cash provided by discontinued operations.

Cash Flows from Investing Activities –Net cash used in investing activities from continuing operations for the year ended December 31, 2012 was due to the purchase of computer equipment for $1,057.

Cash Flows from Financing Activities – Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2012 was $384,352, compared to net cash used in financing activities of $29,628 in the same period in 2011. For the twelve months in 2012, the cash flows provided by financing activities from continuing operations were from $175,000 in proceeds from notes payable and $209,352 in proceeds from issuance of our Series D Convertible Preferred Stock. For the twelve months in 2011, the cash flows used in financing activities from continuing operations were entirely from debt redemptions.

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

Our financial statements for the year ended December 31, 2012 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Previous Independent Registered Public Accounting Firm

On February 22, 2013, our Board of Directors approved the dismissal of Wong Lam Leung & Kwok CPA Limited as our independent auditor, effective immediately, and notified them of such dismissal.

Wong Lam Leung & Kwok CPA Limited audited our financial statements, including our balance sheets as of December 31, 2011, 2010 and 2009, and our related statements of operations, changes in stockholders’ equity, and statements of cash flows for the annual periods then ended. The audit report of Wong Lam Leung & Kwok CPA Limited on our financial statements for the period stated above (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, but the reports of Wong Lam Leung & Kwok CPA Limited, for the Audit Period contained an emphasis of a matter paragraph which indicated conditions existed which raised substantial doubt about our ability to continue as a going concern.

During the fiscal years ended December 31, 2011, 2010 and 2009, and through Wong Lam Leung & Kwok CPA Limited’s dismissal on February 22, 2013, there were (1) no disagreements with Wong Lam Leung & Kwok CPA Limited on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Wong Lam Leung & Kwok CPA Limited, would have caused Wong Lam Leung & Kwok CPA Limited to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We furnished Wong Lam Leung & Kwok CPA Limited with a copy of this disclosure on February 22, 2013, providing Wong Lam Leung & Kwok CPA Limited with the opportunity to furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of Wong Lam Leung & Kwok CPA Limited’s letter to the SEC is filed as Exhibit 16.1 to our Current Report on Form 8-K filed with Commission on February 26, 2013.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss Wong Lam Leung & Kwok CPA Limited as our independent auditor, the Board of Directors appointed M&K CPAS, PLLC (“M&K”) as our independent auditor.

During the year ended December 31, 2011 and through the date hereof, neither the Company nor anyone acting on its behalf consulted M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

4. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2012.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2012, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Harry Pond	62	Chief Executive Officer and Director

David Horin	44	Chief Financial Officer, Chief Accounting Officer and Secretary

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Harry Pond, was appointed as our President and Secretary on April 27, 2012. From 2005 to present, Mr. Pond has served as Managing Director of Rockland Group, LLC, which is a real estate development company active in the Houston, Texas real estate market. From 2008 to present, Mr. Pond has served as a senior business executive for Rockland Insurance Agency, Inc. In this position he is actively involved with the management of loss prevention, marketing, and recruiting to ensure the company’s profitability and productivity. From 1979 to present, Mr. Pond has owned and operated The Harry Pond Insurance Agency, a company that he is currently in the process of merging with Rockland Insurance Agency, Inc. Mr. Pond received his BS in mathematics and education from Texas State University. Mr. Pond serves on the Board of Directors of InterCore Energy, Inc., a public company listed on The OTC Bulletin Board.

David Horin, age 44, was appointed as our Chief Financial Officer on October 25, 2012. Mr. Horin is currently the President of Chord Advisors, LLC, an advisory firm that provides targeted financial solutions to public (small-cap and mid-cap) and private small and mid-sized companies. From March 2008 to June 2012, Mr. Horin was the Chief Financial Officer of Rodman & Renshaw Capital Group, Inc., a full-service investment bank dedicated to providing corporate finance, strategic advisory, sales and trading and related services to public and private companies across multiple sectors and regions. From March 2003 through March 2008, Mr. Horin was the Managing Director of Accounting Policy and Financial Reporting at Jefferies Group, Inc., a full-service global investment bank and institutional securities firm focused on growth and middle-market companies and their investors. Prior to his employment at Jefferies Group, Inc., from 2000 to 2003, Mr. Horin was a Senior Manager in KPMG’s Department of Professional Practice in New York, where he advised firm members and clients on technical accounting and risk management matters for a variety of public, international and early growth stage entities. Mr. Horin has a Bachelor of Science degree in Accounting from Baruch College, City University of New York. Mr. Horin is also a Certified Public Accountant.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2012 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2012, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 15, 2003 as Exhibit 20.1 to our annual report for the fiscal year ended December 31, 2002. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File

Harry Pond	2	1	0

David Horin	0	0	1

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2012;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2012,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Harry Pond(1) Chief Executive Officer and Director	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
David Horin(1) Chief Financial Officer and Secretary	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Gerald Lau(3) Former President, Chief Executive Officer	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Sean Webster(4) Former Secretary, Treasurer, Chief Financial Officer	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
James Yiu Yeung Loong (5) Former Director	2011 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Ma Cheng Ji(6) Former Director	2011 2010	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Michael Forster(7) Former Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Harry Pond was appointed our President and Secretary on April 27, 2012.
(2) David Horin was appointed our Chief Financial Officer on October 25, 2012.
(3) Gerald Lau was appointed our President and Chief Executive Officer on March 27, 2007. Mr. Lau resigned from these positions effective April 27, 2012. Mr. Lau resigned as one of our directors effective November 19, 2012.
(4) Sean Webster was appointed as a director of our company on August 6, 2008 and as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008. Mr. Webster resigned from these positions effective April 27, 2012.
(5) James Yiu Yeung Loong was appointed as a director of our company on April 1, 2008 and resigned on April 6, 2011.
(6) Ma Cheng Ji was appointed as a director of our company on April 1, 2008. Mr. Ma resigned as our director on July 7, 2010
(7) Michael Forster was appointed as a director of our company on April 29, 2008. Mr. Forster resigned as our director on May 2, 2011.

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation for 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Harry Pond	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Gerald Lau	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sean Webster	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2012 and December 31, 2011. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Harry Pond	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

David Horin	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Gerald Lau	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Sean Webster	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2012.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2012.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2013, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	John R. Linderman (3)	President, Chief Executive Officer and Director	12,500,000	(4)	29.4	%(4)

Common Stock	David Horin (3)	Chief Financial Officer and Secretary	25,000	(5)	<1	%(5)

Common Stock	James H. Barickman (3)	Chief Marketing Officer and Director	12,500,000	(6)	29.4	%(6)

Common Stock	Frederick A. Voight (3)	Chief Investment Officer and Director	25,000,000	(7)	36	%(7)

Common Stock	Michael Wax (3)	Chief Development Officer and Director	0		0%

Common Stock	Rockland Group, LLC	5% Shareholder	48,750,000	(8)	52.3%

Common Stock	M&K Family Limited Partnership	5% Shareholder	25,000,000	(9)	36%

	All Officers and Directors as a Group (5 persons)		50,000,000	(4) – (7)	63.9%

(1)
Based on 44,452,338 shares of common stock outstanding as of March 28, 2013. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 10 Saugatuck Ave., Westport CT 06880.

(3)	Indicates an officer and/or director of the Company.

(4)
Includes 3,125,000 shares of common stock and 375,000 shares of Series D Convertible Preferred Stock, which is one-half of the 6,250,000 shares of our common stock and 750,000 shares of our Series D Convertible Preferred Stock held by Northstar Consumer Products, LLC, an entity managed by Mr. Linderman and Mr. Barickman (the other half of Northstar’s ownership has been attributed to Mr. Barickman for the purposes of this table). The 375,000 shares of Series D Preferred Shares are convertible into 9,375,000 shares of our common stock. Northstar has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(5)	Includes warrants to purchase 25,000 shares of our common stock at $0.45 per share. The warrants vested immediately upon granting.

(6)
Includes 3,125,000 shares of common stock and 375,000 shares of Series D Convertible Preferred Stock, which is one-half of the 6,250,000 shares of our common stock and 750,000 shares of our Series D Convertible Preferred Stock held by Northstar Consumer Products, LLC, an entity managed by Mr. Barickman and Mr. Linderman (the other half of Northstar’s ownership has been attributed to Mr. Linderman for the purposes of this table). The 375,000 shares of Series D Preferred Shares are convertible into 9,375,000 shares of our common stock. Northstar has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(7)
Includes 10,000,000 shares of our common stock and 600,000 shares of our Series D Convertible Preferred Stock held by Rivercoach Partners, LP, an entity managed by Mr. Voight. The Series D Preferred Shares are convertible into 15,000,000 shares of our common stock. Rivercoach has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(8)
Includes 4,625,000 shares of our common stock, 205,000 shares of our Series A Convertible Preferred Stock, 710,000 shares of our Series B Convertible Preferred Stock, and 1,540,000 shares of our Series D Convertible Preferred Stock. Rockland Group, LLC is an entity controlled by Mr. Harry Pond, one of our former officers and directors. The Series D Preferred Shares are convertible into 5,500,000 shares of our common stock. Rockland Group has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(9)
Includes 19,500,000 shares of our common stock and 220,000 shares of our Series D Convertible Preferred Stock. The M&K Family Partnership has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

Change of Control Transaction

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of TriStar Wellness Solutions, Inc. Series A Convertible Preferred Stock, One Million Shares (1,000,000) shares of TriStar Wellness Solutions, Inc. Series B Convertible Preferred Stock, and Seven Hundred Ten Thousand (710,000) shares of TriStar Wellness Solutions, Inc. Series C Convertible Preferred Stock. At the closing, these shares represented approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval. The transaction closed on April 27, 2012. This transaction resulted in a change of control as Rockland owned a majority of our outstanding voting securities at the close of the transaction.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set out below, as of December 31, 2012, we had not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

As of December 31, 2012, $325,970 was due to Sean Webster, our former Chief Financial Officer, Secretary, Treasurer, and a former director, and $564,320 was due to Gerald Lau, our former Chief Executive Officer, a former director of our company. This amount represents money advanced to us which had not been repaid back to them as of December 31, 2012. The amount was unsecured and bears no interest. On September 14, 2012, Rockland Group, LLC, an entity controlled by Harry Pond, one of our former officers and directors and one of our current shareholders, entered into an Assistance and Settlement Agreement with Mr. Webster and Mr. Lau under which they agreed to settle the amounts we owed to the for $32,000, which amount was due to Mr. Webster and Mr. Lau when the company got current in its periodic reporting obligations under the Securities Exchange Act of 1934, as amended. The $32,000 was paid to Mr. Webster and Mr. Lau on or about January 25, 2013, and, as a result, no further amounts are owed to Mr. Lau or Mr. Webster and they agreed to release the company from any additional amounts owed.

On April 27, 2012, the holders of our preferred stock, which accounted for the voting control of the company at the time, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of TriStar Wellness Solutions, Inc. Series A Convertible Preferred Stock, One Million Shares (1,000,000) shares of TriStar Wellness Solutions, Inc. Series B Convertible Preferred Stock, and Seven Hundred Ten Thousand (710,000) shares of TriStar Wellness Solutions, Inc. Series C Convertible Preferred Stock. At the closing of the transaction, these shares represented approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval. The transaction closed on April 27, 2012.

Corporate Governance

As of December 31, 2012, our Board of Directors consisted of Mr. Harry Pond. We did not have a board member that qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2012 and December 31, 2011 for professional services rendered by M&K CPAS, LLC and Wong Lam Leung & Kwok CPA Limited, respectively, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees and Audit Related Fees	$22,000	$37,100
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$22,000	$37,100

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

The board of directors has considered the nature and amount of fees billed by M&K CPAS, LLC and Wong Lam Leung & Kwok CPA Limited and believes that the provision of services for activities unrelated to the audit is compatible with maintaining M&K CPAS LLC and Wong Lam Leung & Kwok CPA Limited’s independence.

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

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)
3.9	Certificate of Designation filed with the Secretary of State of Nevada on July 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)
3.10	Certificate of Change filed with the Secretary of State of Nevada on June 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009)
3.11*	Certificate of Designation for Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on June 19, 2012
3.12*	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 29, 2012
3.13*	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on January 7, 2013
(10)	Material Contracts
10.1	Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC dated April 27, 2012 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2012)
10.2	License and Asset Option Purchase Agreement with NorthStar Consumer Products, LLC dated June 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.3	Agreement for the Purchase of Preferred Stock with Rockland Group, LLC dated June 29, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.4	Subsidiary Acquisition Option Agreement with Xinghui Ltd. dated April 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)

10.5	Marketing and Development Services Agreement with InterCore Energy, Inc. dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.6	Purchase and Assignment of Rights Agreement with RWIP, LLC dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.8	Asset Purchase Agreement with Northstar Consumer Products, LLC, dated February 4, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.9	Asset Purchase Agreement with HLBC Distribution Company, Inc., dated February 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.10	Employment Agreement with John R. Linderman dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.11	Employment Agreement with James Barickman dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.12	Employment Agreement with Fredrick A. Voight dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.13	Employment Agreement with Michael S. Wax dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.14
Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement with Argentum Medical, LLC dated March 7, 2013 (Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 14, 2013)

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

* Filed herewith.

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

TriStar Wellness Solutions, Inc.

Dated: April 16, 2013	By:	/s/ John R. Linderman
John R. Linderman
Chief Executive Officer, President, and a Director

Dated: April 16, 2013	By:	/s/ David Horin
David Horin
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	By:	/s/ John R. Linderman
John R. Linderman
Chief Executive Officer, President, and a Director

Dated: April 16, 2013	By:	/s/ David Horin
David Horin
Chief Financial Officer and Secretary

Dated: April 16, 2013	By:	/s/ James H. Barickman
James H. Barickman
Chief Marketing Officer and a Director

Dated: April 16, 2013	By:	/s/ Frederick A. Voight
Frederick A. Voight
Chief Investment Officer and a Director

Dated: April 16, 2013	By:	/s/ Michael Wax
Michael Wax
Chief Development Officer and a Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm - 2012	F-2
Report of Independent Registered Public Accounting Firm - 2011	F-3
Balance Sheet	F-4
Statement of Operations	F-5
Statements of Changes in Stockholders' Equity	F-6
Statement of Cash Flows	F-7
Notes to Financial Statements	F-8

Supplementary Data
Not applicable

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TriStar Wellness Solutions, Inc.

We have audited the accompanying balance sheet of TriStar Wellness Solutions, Inc. as of December 31, 2012, and the related statement of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2011 were audited by other auditors whose report expressed as unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriStar Wellness Solutions, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and is dependent on financing to continue operations. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
April 16, 2013
Houston, TX
www.mkacpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TRISTAR WELLNESS SOLUTIONS, INC.
(INCORPORATED IN THE UNITED STATES OF AMERICA WITH LIMITED LIABILITY)

We have audited the accompanying consolidated balance sheet of TriStar Wellness Solutions Inc. and its subsidiaries, as of 31 December 2011, and the related consolidated statements of operations, change in shareholders’ equity and cash flows for each of the years in the period ended 31 December 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriStar Wellness Solutions, Inc. and its subsidiaries as of 31 December 2011, and the consolidated results of its operations and its cash flows for each of the years in the period ended 31 December 2011, in conformity with accounting principles generally accepted in the United States of America.

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

劉旭明,香港執業會計師,英國特許會計師
LAU YUK MING HAROLD
CPA (Practising), FCCA

Certified Public Accountant (Practising), Hong Kong

Practising Certificate Number: P05468

TRISTAR WELLNESS SOLUTIONS, INC.

BALANCE SHEETS

As of December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$11,170	$0
Inventory	12,027	0
Total current assets	23,197	0

Non-current assets
Property and equipment	1,057	0
	1,057	0

Assets classified as held for sale	0	5,701
	1,057	5,701

Total assets	$24,254	$5,701

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$32,758	$272,928
Accounts payable and accrued expenses due to related parties	285,420	0
Short term debts - related party	525,000	0
Short term debts	50,000	833,195
Total current liabilities	893,178	1,106,123

Liabilities classified as held for sale	0	892,243
	893,178	1,998,366
Long term liabilities
Long term debt	0	60,000
Due to a related party	0	250,000
Total long term liabilities	0	310,000

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized;
6,120,000 and 1,620,000 shares issued and outstanding as of
December 31, 2012 and December 31, 2011, respectively	6,120	1,620
Common stock; $0.0001 par value; 50,000,000 shares authorized;
41,032 shares issued and outstanding	4	4
Additional paid-in capital	8,941,623	5,036,014
Stock issued at less than par value	(2,683)	(2,683)
Accumulated other comprehensive income	0	227,849
Accumulated deficit	(9,813,988)	(7,565,469)

Total stockholders' deficit	(868,924)	(2,302,665)

Total liabilities and stockholders' deficit	$24,254	$5,701

See accompanying notes to the financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	During the Years Ended
	December 31,
	2012	2011
Continuing operations

Operating expenses:
General and administrative	$999,348	$90,502
Research and development	700,001	0
Amortization of intangible assets	84,375	0
Total operating expenses	1,783,724	90,502

Loss from operations	(1,783,724)	(90,502)

Other income (expense):
Gain on sale of assets and liabilities	0	53,778
Interest expense	(34,633)	(44,987)
Loss for the period from continuing operations	(1,818,357)	(81,711)
Loss for the period from discontinued operations	(430,162)	(206,835)

Net loss	$(2,248,519)	$(288,546)

Continuing operation
Basic and diluted loss per share	$(44.32)	$(1.99)

Discontinued operations
Basic and diluted loss per share	$(10.48)	$(5.04)

Basic and diluted weighted average common shares outstanding	41,032	41,032

See accompanying notes to the financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period from December 31, 2010 to December 31, 2012

	Preferred Stock		Common Stock		Accumulated	Stock Issued at Less Than	Foreign Currency	Additional Paid In	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Par	Translation	Capital	Deficit

Balance at December 31, 2010	1,620,000	$1,620	41,032	$4	$(7,276,923)	$(2,683)	$239,557	$5,036,014	$(2,002,411)

Effect of foreign currency translation							(11,708)		(11,708)

Net loss					(288,546)	-	-		(288,546)

Balance at December 31, 2011	1,620,000	$1,620	41,032	$4	$(7,565,469)	$(2,683)	$227,849	$5,036,014	$(2,302,665)

2nd Quarter - Series C Preferred issued to founders in connection with the change of control transaction	710,000	710	-	-		-	-	(710)	-

2nd Quarter - Issuance of Series D Convertible Preferred for the acquisition of an intangible asset	225,000	225	-	-	-	-	-	84,150	84,375

2nd Quarter - Issuance of Series D Convertible Preferred for the acquisition of inventory	25,000	25	-	-	-	-	-	4,975	5,000

3rd Quarter - Issuance of Series D Convertible Preferred for research and development	2,000,000	2,000	-	-	-	-	-	698,001	700,001

3rd Quarter - Issuance of Series D Convertible Preferred for cash	1,046,760	1,047	-	-	-	-	-	208,305	209,352

3rd Quarter - Issuance of Series D Convertible Preferred for services	493,240	493	-	-	-	-	-	354,490	354,983

Beneficial conversion charge on short term convertible debt								400,000	400,000

Imputed interest on note payable							-	33,672	33,672

Spin-off of Subsidiaries							(227,849)	2,122,726	1,894,877

Net Loss	-	-	-	-	(2,248,519)	-	-	-	(2,248,519)
									-
Balance at December 31, 2012	6,120,000	$6,120	41,032	$4	$(9,813,988)	$(2,683)	$-	$8,941,623	$(868,924)

See accompanying notes to the financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	Twelve Months ended
	December 31,
	2012	2011
Cash flows from operating activities
Loss for the period from continuing operations	$(1,818,357)	(81,711)
Loss for the period from discontinued operations	(430,162)	(206,835)

Adjustments to reconcile net profit/loss to net cash provided by operating activities:
Non-cash research and development expenses	700,001	0
Imputed interest on note payable	33,672	0
Write-down/gain on sale on assets and liabilities	0	(53,778)
Interest expenses accrual	0	44,987
Issuance of series D convertible preferred stock for services	354,983	0
Amortization of Intangible assets	84,375	0

Changes in working capital:
Inventory	(7,027)	0
Accounts payable and accruals	24,970	21,667
Accounts payable and accrued expenses - related party	285,420	0
Net cash (used in) operating activities from continuing operations	(341,963)	(68,835)
Net cash (used in) generated from operating activities from discontinued operations	(30,162)	110,171

Cash flow from investing activities
Purchase of computer equipment	(1,057)	0

Cash flow from financing activities
Proceeds from issuance of notes payable	175,000	0
Debts redemption	0	(29,628)
Proceeds from issuance of series D convertible preferred stock	209,352	0
Net cash generated from/(used in) financing activities from continuing operation	384,352	(29,628)

Effects of exchange rate on the Balance of cash held in foreign currency	0	(11,708)

Net change in cash	11,170	0

Cash, beginning	0	0

Cash, ending	$11,170	0

Supplemental schedule of non-cash activities
Beneficial conversion feature on convertible debentures	$400,000	$-
Spinoff on assets and liabilities	$2,122,726	$-
Issuance of preferred shares for asset purchase option	$784,375	$-
Issuance of preferred shares for inventory	$5,000	$-

See accompanying notes to the financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

 NOTES TO FINANCIAL STATEMENTS

1.    The Company

Corporate History

Tristar Wellness Solutions, Inc. (“the Company”) was incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. Following our incorporation the Company not actively engaged in any business activities. On April 25, 2001, the Company was acquired by Zkid Network Company and changed its name to ZKid Network Co. As a result, the Company became engaged in the business of providing media content for children through the use of our proprietary software. On February 8, 2006, the Company announced that it would be unable to raise the necessary funds to continue with the then-existing business model and plan. Accordingly, the Company decided to seek an active company to acquire.

On May 8, 2006, the Company closed a share exchange agreement with Star Metro Group Limited, which became a wholly-owned subsidiary. Under the terms of the share exchange agreement the Company exchanged 60,000 shares of company for 100% of the issued and outstanding shares of Star Metro Group at a ratio of 1 share of common stock for each 2,000 shares of Star Metro Group Limited’s stock. As a result of the share exchange agreement, the Company became engaged in the development, production and sale of a line of biodegradable, single use, food and beverage containers. On March 20, 2006, the Company changed its name from ZKid Network Co. to Eatware Corporation.

On November 27, 2006, the Company changed its name from “Eatware Corporation” to “Star Metro Corp.” The Company was required to effect this name change by the terms of an agreement entered into on November 13, 2006, with Glory Team Industrial Limited and Eddie Chou, an ex-director of the Company. The Company effected this name change by merging Star Metro Corp., a newly incorporated and wholly-owned subsidiary that was created for this purpose, into the Company, with the Company carrying on as the surviving corporation under the name “Star Metro Corp.”

On February 26, 2007, the Company changed the name from “Star Metro Corp.” to “Biopack Environmental Solutions Inc.” This name change was effected by merging Biopack Environmental Solutions Inc., a newly incorporated and wholly-owned subsidiary that was created for this purpose, into the Company, with the Company carrying on as the surviving corporation under the name “Biopack Environmental Solutions Inc.”.

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

Effective January 2013 all shares of the Company's common stock issued and outstanding were combined and reclassified on a one-for-one thousand basis. The effect of this reverse stock split has been retroactively applied to all periods presented.

Background

TriStar Wellness Solutions, Inc. formerly (Biopack Environmental Solutions Inc.) is a consumer health and wellness company that targets opportunities in the self-care and quality of life marketplace. All of the Company’s operations as of December 31, 2012 related to the operations of the Beaute de Maman product line and developing the Soft and Smooth product. Prior to July 11, 2012, the Company’s primary business was the development, manufacturing, distribution and marketing of bio-degradable food containers and disposable industrial packaging for consumer products. The Company supplied biodegradable food containers and industrial packaging products to multinational corporations, supermarket chains and restaurants located across North America, Europe and Asia. The Company’s operations were conducted through the following wholly-owned subsidiaries: Roots Biopack (Intellectual Property) Limited, incorporated in Hong Kong, Roots Biopark Limited, incorporated in Hong Kong, Jiangmen Roots Biopack Ltd., incorporated in the People’s Republic of China, Starmetro Group Limited, incorporated in the British Virgin Islands and Biopack Environmental Limited (fka E-ware Corporation Limited), incorporated in Hong Kong (together the “BPAC Subsidiaries”).

2.    Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of December 31, 2012, the Company had an accumulated deficit of $9,813,988, had incurred a net loss for the year ended December 31, 2012 of $2,248,519 and had negative working capital of $869,981.  Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2012 states that because the Company has suffered  recurring operating losses from operations, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Strategy

The Company intends to focus on purchasing or licensing rights to various health and wellness products using in-house expertise to develop, test, bring to market, and market a variety of health and wellness products. The Company is currently aggressively completing development of product lines that the Company believes address important market needs in target categories. The Company plans to primarily rely on internal R&D expertise complimented by an extensive network of product development specialists to optimize the product development and testing in advance of market launch. In all cases the Company’s plan is to own the unique formulas or processes via direct acquisition or license. As appropriate the Company will pursue and defend patents on each product offering to help protect from competitive incursion.

3.    Summary of Significant Accounting Policies

(a)	Basis of Presentation

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material inter-company balances and transactions have been eliminated from the financial statements.

(b)	Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation. Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers financial instruments with maturities of less than three months when purchased to cash equivalents. There are no cash equivalents as of the balance sheet date.

(d)	Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

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

(g)	Foreign Currency Transactions

In 2011 and through June 2012, the Company’s functional currency is Hong Kong Dollars (“HKD”) and Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

(h)	Earnings per Share

Basic and diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of convertible notes and convertible preferred shares.

(i)	Research and Development Costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established.

(j)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

(k)	Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

(l)	Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

4.    Loans Payable

	December 31,	December 31,
	2012	2011

Short term loans	$50,000	833,195
Short term loans - related party	125,000	-
	$175,000	$833,195

	December 31,	December 31,
	2012	2011

Convertible debentures issued to a non related party	$-	$60,000
Convertible debenture issued to a related party	400,000	250,000
	$400,000	$310,000

During July 2012, The Company retained short term loans on demand of $400,000 to a related party as a result of the sale of the Company’s BPAC Subsidiaries. The stated interest rate is 0.5%. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share. The Company recorded a $400,000 beneficial conversion feature as a component of discontinued operations related to this modification. The note holder confirmed to the Company that she does not intend to convert such shares as of December 31, 2012. The Company recorded accrued interest and interest expense of $32,444 ($33,672 was imputed interest and $961 was contractual) related to this note based upon a market interest rate of 8%.

During the 4th quarter of 2012, the Company issued non-convertible demand notes (formal agreements were not executed) to a related party for $125,000. The notes do not bear interest and were subsequently amended and converted into 33,334 shares of Series D Convertible Preferred Stock in February 2013. The Company recorded accrued interest and interest expense of $1,511 related to this note based upon a market interest rate of 8%.

During the 4th quarter of 2012, the Company issued non-convertible demand notes (formal agreements were not executed) to a third party for $50,000. The notes do not bear interest and were subsequently amended and converted into 13,334 shares of Series D Convertible Preferred Stock in February 2013. The Company recorded accrued interest and interest expense of $678 related to this note based upon a market interest rate of 8%.

5.    Stockholders’ Equity

Series A, B and C Convertible Preferred Stock – Change of Control Transaction

On April 27, 2012, the Company was party to an agreement whereby Rockland Group, LLC, a Texas limited liability company (“Rockland”), purchased six hundred and twenty thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (“Series A Preferred Shares”), one million (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (“Series B Preferred Shares”) and seven hundred ten thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (“Series C Preferred Shares”) from the holders of those shares. The Series A Preferred Shares and Series B Preferred Shares were issued prior to December 31, 2011. The Series C Preferred Shares were issued in April 2012. Together the Shares represented approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control. Each share of Series A, B and C Convertible Preferred Stock is convertible into 5 shares of common stock on the date of this transaction. The transaction closed on April 27, 2012.

Intangible Asset and Inventory Acquisition in Exchange for Series D Convertible Preferred Stock

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women. In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. These licenses are for a period of up to one year, subject to earlier termination upon specified events. During the term of the license, the assets and being licensed will be run by management of NCP pursuant to a consulting agreement. As a result of these license rights the Company are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping. The Company will also receive all proceeds derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” assets. Such proceeds were recorded as a reduction of general and administrative expenses. Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031. In exchange for these license rights the Company agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the Agreement, in connection with the Company’s license rights and to ensure it can fulfill any immediate orders timely, the Company purchased all existing finished product of the Beaute de Maman product line currently owned by NCP. In exchange for the inventory the Company agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock. The fair value of the shares amounted to $89,375 and was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) on the date of this transaction. The Company recorded $84,375 as an intangible asset and $5,000 as inventory on the date of the transaction.

Issuance of Series D Convertible Preferred Stock for Cash and Services

On June 29, 2012, the Company entered into a Stock Purchase Agreement with Rockland Group, LLC, an entity owned and controlled by Harry Pond, one the Company’s officers and directors (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, Rockland Group agreed to purchase 1,540,000 shares of our Series D Convertible Preferred Stock. The value of the shares was based upon the cash received and expenses contributed.

The Company issued 1,046,760 shares of Series D Convertible Preferred Stock in exchange for $209,352 in cash.  In addition, the Company issued 493,240 shares of Series D Convertible Preferred Stock in exchange for $354,983 of expenses contributed by Rockland on behalf of the Company (total Series D Preferred shares issued is 1,540,000).  The value of the expenses contributed was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) the date of this transaction.

Issuance of Series D Convertible Preferred Stock for Research and Development

On July 11, 2012, the Company, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which the Company was assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party. The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010. In exchange for these rights we agreed to issue RWIP Two Million (2,000,000) shares of our Series D Convertible Preferred Stock. The transaction closed on July 11, 2012. The fair value of the shares amounted to $700,001 and was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) on the date of this transaction. This transaction was recorded as a component of research and development expenses during 2012 because the viability of an alternative future use was uncertain.

Recapitalization of Assets and Liabilities

On July 11, 2012, the Company exercised its rights under the Subsidiary Option Agreement by sending a signed Notice of Exercise to the Escrow Agent, pursuant to the terms of the Subsidiary Acquisition Agreement. The Company also sent a copy of the Notice of Exercise directly to the Purchaser as well. As a result of the Company exercising its rights under the Subsidiary Option Agreement, the Company no longer owned the Subsidiary Shares or the Subsidiaries, including any of their assets or liabilities. The Company recorded this transaction as a recapitalization and according recorded such assets and liabilities as well accumulated other comprehensive income as a $1,894,877 adjustment to additional paid in capital due to the related party nature of the spin off.

Diluted Shares

Each share of Preferred A, B and C is convertible into five shares of common stock. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the twelve months ended December 31, 2012, due to net losses. As of December 31, 2012, there are 3,790,000 Series D Convertible Preferred Shares which are convertible into 94,750,000 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividend are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of December 31, 2012, there are 2,330,000 Series A, B and C Convertible Preferred Shares which are convertible into 11,650,000 of common shares.

The Company has determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within the Company’s control.

6.    Deferred Income Taxes

The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

During both 2012 and 2011, the Company incurred a net loss and therefore had no tax liability. The Company does not have any material uncertain income tax positions. As a result of significant losses and uncertainty of future profit, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $730,000 at December 31, 2012, and will expire in the year ended 2032. All tax losses prior to the year ended December 31, 2012 have been eliminated due to the change in control during the year ended December 31, 2012.

2012
Deferred Tax Asset	$255,400
Less: Valuation Allowance	(255,400)
Net Deferred Tax Asset	-0-

7.     Discontinued Operations

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

On July 11, 2012, the Company exercised its rights under the Subsidiary Option Agreement by sending a signed Notice of Exercise to the Escrow Agent, pursuant to the terms of the Subsidiary Acquisition Agreement. The Company also sent a copy of the Notice of Exercise directly to the Purchaser as well. As a result of the Company exercising its rights under the Subsidiary Option Agreement, the Company no longer owned the Subsidiary Shares or the BPAC Subsidiaries, including any of their assets or liabilities. The Company recorded this transaction as a recapitalization and according recorded such assets and liabilities as well accumulated other comprehensive income as a $1,899,121 adjustment to additional paid in capital.

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400,000 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share. The Company recorded a $400,000 beneficial conversion feature as a component of discontinued operations related to this modification. The note holder confirmed to the Company that she does not intend convert such shares as of December 31, 2012.

A summarized statement of operations for the discontinued operations for the comparable twelve month periods ended December 31, 2012 and December 31, 2011 is as follows:

	December 31,	December 31,
	2012	2011

Revenues	$-	$3,594
Cost of sales	-	5,486
Gross loss	-	(1,892)

General and administrative	7,717	710,750
Depreciation and amortization	-	8,309
Total operating expenses	7,717	719,059

Net gain on assets and liabilities written off	-	514,217
Interest expense	22,445	-
Beneficial conversion/finance cost	400,000	101
Loss from discontinued opertations	$430,162	$206,835

Assets classified as held for sale:

	December 31,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$-	$330
Deposits	-	5,371
Total assets classified as held for sale	$-	$5,701

Liability classified as held for sale:

	December 31,	December 31,
	2012	2011

Liabilities
Accounts payable and accrued expenses	$-	$1,953
Lau Kin Chung, Gerald - former director	-	564,320
Sean Webster - former director	-	325,970
Total liabilities classified as held for sale	$-	$892,243

8.    Related Party Transactions

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company has agreed to pay Highpeak a monthly consulting fee of $10,000. The Company incurred $90,000 for the twelve months ended December 31, 2012 and has an accounts payable balance of $60,000 as of December 31, 2012.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company has agreed to pay Rivercoach a monthly consulting fee of $10,000. The Company incurred $90,000 for the twelve months ended December 31, 2012 and has an accounts payable balance of $60,000 as of December 31, 2012.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company has agreed to pay NCP a monthly consulting fee of $15,000. The Company incurred $135,000 for the twelve months ended December 31, 2012 and has an accounts payable balance of $90,000 as of December 31, 2012.

On July 17, 2012, the Company entered into a consulting agreement with Chord Advisors, LLC (“Chord”). 50% of Chord is owned by David Horin, the Company’s Chief Financial Officer. The one year agreement is effective from July 15, 2012 through July 15, 2013. The Company has agreed to pay Chord a monthly consulting fee of $12,500. The Company incurred $68,750 for the twelve months ended December 31, 2012 and has an accounts payable balance of $62,500 as of December 31, 2012.

The Company will recognize cash consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

Series A, B and C Convertible Preferred Stock – Change of Control Transaction

On April 27, 2012, the Company was party to an agreement whereby Rockland Group, LLC, a Texas limited liability company (“Rockland”), purchased six hundred and twenty thousand (620,000) shares of Biopack Environmental Solutions, Inc. Series A Convertible Preferred Stock (“Series A Preferred Shares”), one million (1,000,000) shares of Biopack Environmental Solutions, Inc. Series B Convertible Preferred Stock (“Series B Preferred Shares”) and seven hundred ten thousand (710,000) shares of Biopack Environmental Solutions, Inc. Series C Convertible Preferred Stock (“Series C Preferred Shares”) from the holders of those shares. The Series A Preferred Shares and Series B Preferred Shares were issued prior to December 31, 2011. The Series C Preferred Shares were issued in April 2012. Together the Shares represented approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control. Each share of Series A, B and C Convertible Preferred Stock is convertible into 5 shares of common stock on the date of this transaction. The transaction closed on April 27, 2012.

Intangible Asset Acquisition in Exchange for Series D Convertible Preferred Stock

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women. In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. These licenses are for a period of up to one year, subject to earlier termination upon specified events. During the term of the license, the assets and being licensed will be run by management of NCP pursuant to a consulting agreement. As a result of these license rights the Company are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping. The Company will also receive all proceeds derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” assets. Such proceeds were recorded as a reduction of general and administrative expenses. Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031. In exchange for these license rights the Company agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the Agreement, in connection with the Company’s license rights and to ensure it can fulfill any immediate orders timely, the Company purchased all existing finished product of the Beaute de Maman product line currently owned by NCP. In exchange for the inventory the Company agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock. The fair value of the shares amounted to $89,375 and was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) on the date of this transaction. The Company recorded $84,375 as an intangible asset and $5,000 as inventory on the date of the transaction.

Issuance of Series D Convertible Preferred Stock for Cash and Services

On June 29, 2012, the Company entered into a Stock Purchase Agreement with Rockland Group, LLC, an entity owned and controlled by Harry Pond, one the Company’s officers and directors (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, Rockland Group agreed to purchase 1,540,000 shares of our Series D Convertible Preferred Stock. The value of the shares was based upon the cash received and expenses contributed.

The Company issued 1,046,760 shares of Series D Convertible Preferred Stock in exchange for $209,352 in cash.  In addition, the Company issued 493,240 shares of Series D Convertible Preferred Stock in exchange for $354,983 of expenses contributed by Rockland on behalf of the Company (total Series D Preferred shares issued is 1,540,000).  The value of the expenses contributed was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) the date of this transaction.

Issuance of Series D Convertible Preferred Stock for Research and Development

On July 11, 2012, the Company, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which the Company was assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party. The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010. In exchange for these rights we agreed to issue RWIP Two Million (2,000,000) shares of our Series D Convertible Preferred Stock. The transaction closed on July 11, 2012. The fair value of the shares amounted to $700,001 and was based on the common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) on the date of this transaction. This transaction was recorded as a component of research and development expenses during 2012 because the viability of an alternative future use was uncertain.

Related Party Notes

During July 2012, The Company retained short term loans on demand of $400,000 to a related party as a result of the sale of the Company’s BPAC Subsidiaries. The stated interest rate is 0.5%. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share. The Company recorded a $400,000 beneficial conversion feature as a component of discontinued operations related to this modification. The note holder confirmed to the Company that she does not intend to convert such shares as of December 31, 2012. The Company recorded accrued interest and interest expense of $32,444 ($33,672 was imputed interest and $961 was contractual) related to this note based upon a market interest rate of 8%.

During the 4th quarter of 2012, the Company issued non-convertible demand notes (formal agreements were not executed) to a related party for $125,000. The notes do not bear interest and were subsequently amended and converted into 33,334 shares of Series D Convertible Preferred Stock in February 2013. The Company recorded accrued interest and interest expense of $1,511 related to this note based upon a market interest rate of 8%.

9.    Intangible Assets, Net

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement with NCP, under which TriStar Consumer Products, Inc., a wholly-owned subsidiary, acquired the exclusive license to develop, market and sell NCP’s Beaute de Maman product line of skincare and other products specifically targeted for pregnant women. In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula for an over-the-counter itch suppression product. Pursuant to its June 25, 2012 agreement with NCP, the Company received an exclusive licensing rights in exchange for an aggregate of 225,000 shares of Series D Convertible Preferred Stock. The Company valued the exclusive license rights as an intangible asset for $84,375 as of June 25, 2012. Each share of Preferred D is convertible into twenty five shares of common stock. The fair value of the shares amounted to $84,375 and was based on the closing common stock price on the date of this transaction. The license rights intangible assets were amortized over the estimated useful life which was six months.

Beute de Maman License

Beginning Balance	$84,375
Additions	-
Amortization	(84,375)
Balance, December 31, 2012	$0

10.    Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2012, there was no litigation against the Company and therefore the litigation accrual was zero.

11.     Fair Value Measurements

On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2012:

Description	Level 1	Level 2	Level 3
	None	None	none

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2011:

Description	Level 1	Level 2	Level 3
	None	None	none

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

12.    Subsequent Events

Material Related Party Transactions

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock.

In connection with the Asset Purchase Agreement the Company entered into employment agreements with Mr. John Linderman to serve as President and Chief Executive Officer, Mr. James Barickman to serve as Chief Marketing Officer, Mr. Frederick A. Voight to serve as Chief Investment Officer, and Mr. Michael S. Wax to serve as Chief Development Officer.

Under the terms of the employment agreement with Mr. Linderman, he will serve as President and Chief Executive Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Linderman’s duties and responsibilities will be those generally associated with a Chief Executive Officer. His compensation will be $300,000 per year with any additional cash or equity bonuses to be determined by the Board of Directors.

Under the terms of the employment agreement with Mr. Barickman, he will serve as our Chief Marketing Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Barickman’s duties and responsibilities will be those generally associated with a Chief Marketing Officer. His compensation will be $300,000 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

Under the terms of the employment agreement with Mr. Voight, he will serve as our Chief Investment Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Voight’s duties and responsibilities will be those generally associated with a Chief Investment Officer. His compensation will be $300,000 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

Under the terms of the employment agreement with Mr. Wax, he will serve as our Chief Development Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Wax’s duties and responsibilities will be those generally associated with a Chief Development Officer. His compensation will be $300,000 per year with any additional cash or equity bonuses to be determined by our Board of Directors. .

In February 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which the Company exercised an option to purchase the Soft & Smooth Assets held by HLBCDC. The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement (the “Soft and Smooth Assets”). Previously, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc., a Delaware corporation (“ICOR”), under which the Company was retained to market and develop the Soft and Smooth Assets and were granted the exclusive option, in the Company’s sole discretion, to purchase the Soft & Smooth Assets from ICOR. Subsequently, ICOR sold the Soft and Smooth Assets to HLBCDC, transferring the rights to purchase the Soft and Smooth Assets from ICOR to HLBCDC. In exchange for the Soft and Smooth Assets the Company agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of common stock at One Dollar ($1) per share, with a four (4) year expiration period.

Preferred Stock and Note Conversions

In January 2013, the Company received a notice of conversion from Sue E. Alter, notifying the Company that she wished to convert $33.60 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated April 27, 2012 into 4,200 shares of our common stock. The shares were issued to Ms. Alter, without a restrictive legend.

In January 2013, the Company received a notice of conversion from a noteholder, notifying the Company that he wished to convert $33.60 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated January 28, 2013 into 4,200 shares of common stock. The shares were issued to Mr. Kent C Chisman on or about January 31, 2013, without a restrictive legend.

In February 2013, the Company received a notice of conversion from a noteholder, notifying the Company that they wished to convert $32,000 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated February 21, 2013 into 4,000,000 shares of common stock. The shares were issued to a third party on or about March 4, 2013, without a restrictive legend.

In February 2013, the Company received a notice of conversion from Rockland Group, LLC, one of our largest shareholders and an entity controlled by Mr. Harry Pond, one of our officers and our sole director, notifying the Company that Rockland Group, LLC wished to convert 215,000 shares of Series A Convertible Preferred Stock into 1,075,000 shares of common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend.

In February 2013, the Company received a notice of conversion from Rockland Group, LLC, one of the largest shareholders and an entity controlled by Mr. Harry Pond, one of the Company’s officers and our sole director, notifying us that Rockland Group, LLC wished to convert 710,000 shares of Series C Convertible Preferred Stock into 3,550,000 shares of our common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend.

In February 2013, the Company received a notice of conversion from Rivercoach Partners, LP, one of the largest shareholders and an entity controlled by Mr. Frederick A. Voight, notifying the Company that Rivercoach Partners, LP wished to convert 400,000 shares of Series D Preferred Stock into 10,000,000 shares of common stock. These shares were issued to Rivercoach Partner, LP, with a restrictive legend.

In February 2013, the Company received a notice of conversion from Highpeak, LLC, one of the largest shareholders and an entity controlled by Mr. Michael S. Wax, notifying the Company that Highpeak, LLC wished to convert 780,000 shares of Series D Preferred Stock into 19,500,000 shares of our common stock. These shares were issued to Highpeak, LLC, with a restrictive legend.

In February 2013, the Company received a notice of conversion from NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by Mr. John Linderman and Mr. Jamie Barickman, notifying us that NorthStar Consumer Products, LLC wished to convert 250,000 shares of Series D Preferred Stock into 6,250,000 shares of our common stock. These shares were issued to NorthStar Consumer Products, LLC, with a restrictive legend.

In February 2013, the Company received a notice of conversion from a noteholder, notifying the Company that he wished to convert $166.40 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated January 28, 2013 into 20,800 shares of common stock. The shares were issued to Mr. Kent C Chisman on or about February 14, 2013, without a restrictive legend.

As a result of the above stock issuances, the Company currently has approximately 44.6 million shares of common stock outstanding.

Licensing Agreement

On March 7, 2013, the Company entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which the Company acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The license is for 15 years, with a possible 5 year extension. Under the Agreement, the Company is obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Agreement. In exchange for these license rights the Company agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share. The warrant vests in two equal installments of 375,000 shares each, with the vesting based on product’s success in obtaining certain approvals from the Food and Drug Administration. The warrants expire five (5) years after they vest.