Form 10-Q
period 2013-03-31
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2013-05-20
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

_____________________________________
(Former address, if changed since last report)

_____________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2013, there were 44,452,338 shares of common stock, $0.001 par value, issued and outstanding.

TRISTAR WELLNESS SOLUTIONS, INC.

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

ITEM 1  Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2013 and 2012 are below. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$53,932	$11,170
Receivables	2,725	-
Inventory	26,874	12,027
Total current assets	83,531	23,197

Non-current assets
Property and equipment	1,057	1,057
	1,057	1,057
Total assets	$84,588	$24,254

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$82,258	$32,758
Accounts payable and accrued expenses due to related parties	550,485	285,420
Convertible notes - related party	-	525,000
Convertible notes	367,767	50,000
Total current liabilities	1,000,510	893,178
Non-current Liabilities	-	-
Total Liabilities	1,000,510	893,178

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 4,641,667 and 6,120,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4,642	6,120
Common stock; $0.0001 par value; 50,000,000 shares authorized; 44,445,232 and 41,032 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4,445	4
Additional paid-in capital	11,062,528	8,938,940
Accumulated deficit	(11,987,537)	(9,813,988)

Total stockholders' deficit	(915,922)	(868,924)

Total liabilities and stockholders' deficit	$84,588	$24,254

See accompanying notes to the financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

Statements of Operations (unaudited)

	Three Months Ended March 31,
	2013	2012
Income
Sales Revenue	$6,769	$-
Cost of Goods Sold	(43,975)	-
Gross Profit	(37,206)	-

Continuing operations
Operating expenses:
General and administrative	1,204,279	1,900
Research and development	920,766	-
Impairment of intangible assets	2,000	-
Total operating expenses	2,127,045	1,900

Loss from operations	(2,164,251)	(1,900)

Other expense:
Interest expense	(9,298)	(11,223)
Loss for the period from continuing operations	(2,173,549)	(13,123)
Loss for the period from discontinued operations	-	(7,493)

Net loss	$(2,173,549)	$(20,616)

Continuing operations
Basic and diluted loss per share	$(0.08)	$(0.32)

Discontinued operations
Basic and diluted loss per share	$-	$(0.18)
Basic and diluted weighted average common shares outstanding	26,865,090	41,032

See accompanying notes to the financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2013 (unaudited)

	Preferred Stock		Common Stock		Accumulated	Additional Paid In	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Capital	Deficit

Balance at December 31, 2012	6,120,000	$6,120	41,032	$4	$(9,813,988)	$8,938,940	$(868,924)
Acquisition of Northstar Consumer Products	750,000	750				1,250	2,000
Issuance of warrants for services						687,730	687,730
Issuance of warrants for research development						920,766	920,766
Issuance of common stock in exchange for convertible notes and accrued interest			4,029,200	403		31,831	32,234
Conversion of Series A Convertible Preferred into common stock	(215,000)	(215)	1,075,000	108	-	108	-
Conversion of Series C Convertible Preferred into common stock	(710,000)	(710)	3,550,000	355	-	355	-
Conversion of Series D Convertible Preferred into common stock	(1,430,000)	(1,430)	35,750,000	3,575	-	(2,145)	-
Issuance of Series D Convertible Preferred for cash	66,667	67	-	-	-	249,933	250,000
Conversion of notes payable to Series D Convertible Preferred	60,000	60				224,940	225,000
Imputed interest on note payable						8,820	8,820
Issuance due to rounding of stock			7,106				-
Net Loss					(2,173,549)	-	(2,173,549)
Balance at March 31, 2013	4,641,667	$4,642	44,452,338	$4,445	$(11,987,537)	$11,062,528	$(915,922)

See accompanying notes to the financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Loss for the period from continuing operations	$(2,173,549)	$(20,616)
Loss for the period from discontinued operations	-	7,493

Adjustments to reconcile net profit/loss to net cash provided by operating activities:
Issuance of warrants for research and development	920,766	-
Issuance of warrants for services	687,730
Intangible asset impairment	2,000	-
Imputed interest on note payable	8,820	-
Interest expenses accrual	-	11,223

Changes in working capital:
Receivables	(2,725)
Inventory	(14,847)	-
Accounts payable and accruals	49,500	1,900
Accounts payable and accrued expenses - related party	265,067	-
Net cash (used in) operating activities from continuing operations	(257,238)	-
Net cash (used in) generated from operating activities from discontinued operations		105

Cash flow from investing activities

Cash flow from financing activities
Proceeds from issuance of convertible notes	50,000
Proceeds from issuance of series D convertible preferred stock	250,000	-
Net cash generated from/(used in) financing activities from continuing operations	300,000	-

Effects of exchange rate on the Balance of cash held in foreign currency	-	(105)

Net change in cash	42,762	-

Cash, beginning	11,170	-

Cash, ending	$53,932	$-

Supplemental schedule of non-cash activities
Conversion of notes payable to preferred stock	225,000	-
Aquisition of NorthStar Consumer Prodcuts	2,000	-
Conversion of preferred stock to common stock	1,683	$-
Issuance of common stock in exchnage for convertible notes and accrued interest	32,234	$-

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

The accompanying unaudited financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of results to be expected for a full year.

2.	Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable are stated at original amounts less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the end of the period. Full allowance for doubtful receivables are made when the receivables are overdue for one year and an allowance is made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of a receivable. Bad debts are written against the allowance when identified. The Company extends credit to customers on an unsecured basis in the normal course of business and believes that all accounts receivable in excess of the allowance for doubtful accounts are fully collectible. The Company does not accrue interest on trade accounts receivable. The normal credit terms range from 15 to 60 days. As of March 31, 2013, there was no allowance for doubtful receivables.

Revenue Recognition

For the three months ended March 31, 2013 the Company generated revenues of $6,769, most of which were related to the operations of Beaute de Maman. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

3.  Liquidity and Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of March 31, 2013, the Company had an accumulated deficit of $11,987,537, had incurred a net loss for the three months ended March 31, 2013 of $2,173,549 and had negative working capital of $916,979. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

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

4.  Loans Payable

	March 31,	December 31,
	2013	2012

Short term loans	$-	50,000
Short term loans - related party	-	125,000
	$-	$175,000

	March 31,	December 31,
	2013	2012

Convertible debenture issued to a related party	$-	$400,000
Convertible debenture issued to a non-related party	367,767	-
	$367,767	$400,000

During July 2012, The Company retained short term loans on demand of $400,000 to a related party (Sue Alter) as a result of the sale of the Company’s BPAC Subsidiaries. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share.

During the 4th quarter of 2012, the Company issued convertible demand notes to a related party for $125,000 which is convertible into 33,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 33,333 shares of Series D Convertible Preferred Stock.

During the 4th quarter of 2012, the Company issued convertible demand notes to a third party for $50,000 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the 1st quarter of 2013, the Company issued convertible demand notes to a related party for $50,000 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the 1st quarter of 2013, Sue Alter, a related party, sold her convertible notes with accrued interest with a principal balance of $400,000 to three separate non-related parties. The aggregated purchase price amounted to $175,500. Subsequent to this sale, the new holders partially converted their notes payable, in accordance with the original terms of the notes, with a principal amount of $32,234 into 4,029,200 common shares.

The Company recorded imputed interest on convertible debentures and interest expense of $8,820 based upon a market interest rate of 8% and accrued interest based on the stated rate of 0.5% of $478.

5.  Stockholders’ Equity

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

During the 4th quarter of 2012, the Company issued convertible demand notes to a related party for $125,000 which is convertible into 33,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 33,333 shares of Series D Convertible Preferred Stock.

During the 4th quarter of 2012, the Company issued convertible demand notes to a third party for $50,000 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the 1st quarter of 2013, the Company issued convertible demand notes to a related party for $50,000 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

In February 2013 the Company issued 26,667 shares of Series D Convertible Preferred Stock to Rockland Group, LLC in exchange for $100,000 in cash.

In March 2013 the Company issued 40,000 shares of Series D Convertible Preferred Stock to two third parties in exchange for $150,000 in cash.

All conversions were within the original conversion terms and therefore no gain or loss was recorded on these conversions.

Warrants for Services

During the 1st quarter of 2013, the Company issued 375,000 fully vested warrants to consultants with exercise prices of $0.45 and with a five year terms. Each warrant is exercisable into one share of common stock. The fully vested warrants were valued at the closing price of the Company’s common stock on the date issued and amounted to $687,730. The fair value of the 375,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: approximate risk free interest rate - 0.86%, volatility - 85%, expected term - 5 years, expected dividend n/a.

Warrants for Research and Development

In February 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which the Company exercised an option to purchase the Soft & Smooth Assets held by HLBCDC. The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement (the “Soft and Smooth Assets”). Previously, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc., a Delaware corporation (“ICOR”), under which the Company was retained to market and develop the Soft and Smooth Assets and were granted the exclusive option, in the Company’s sole discretion, to purchase the Soft & Smooth Assets from ICOR. Subsequently, ICOR sold the Soft and Smooth Assets to HLBCDC, transferring the rights to purchase the Soft and Smooth Assets from ICOR to HLBCDC. In exchange for the Soft and Smooth Assets the Company agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of common stock at One Dollar ($1) per share, with a four (4) year expiration period. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to $99,740. The fair value of the 150,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.88%, volatility - 85%, expected term - 5 years, expected dividend n/a.

On March 7, 2013, the Company entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which the Company acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The license is for 15 years, with a possible 5 year extension. Under the Agreement, the Company is obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Agreement. In exchange for these license rights the Company agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share. The warrant vests in two equal installments of 375,000 shares each, with the vesting based on product’s success in obtaining certain approvals from the Food and Drug Administration. The Company recorded 375,000 non-contingent warrants during the 1st quarter of 2013 with a fair value of $821,026. The fair value was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 5 years, expected dividend n/a. The warrants were expensed due to the uncertainty of the level of future cash flows.

Acquisition of NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given and assets received was $2,000 and such fair value was immediately impaired during the 1st quarter of 2013. There was no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist.

Diluted Shares

Each share of Preferred A, B and C is convertible into five shares of common stock. Each share of Preferred A, B and C is convertible into five shares of common stock. There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of March 31, 2013. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the three months ended March 31, 2013 and 2012, due to net losses. As of March 31, 2013, there are 3,236,667 Series D Convertible Preferred Shares which are convertible into 80,916,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of March 31, 2013, there are 900,000 warrants which are convertible into one share of common stock.

The Company has determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within the Company’s control. Management holds enough shares to increase the authorized shares without further action of the Company and all members of Management have agreed to do so in the event that enough shares are not available.

6.  Related Party Transactions

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Highpeak a monthly consulting fee of $10,000. The Company incurred $20,000 for the three months ended March 31, 2013 and has an accounts payable balance related to this agreement of $50,000 as of March 31, 2013.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Rivercoach a monthly consulting fee of $10,000. The Company incurred $20,000 for the three months ended March 31, 2013 and has an accounts payable balance related to this agreement of $70,000 as of March 31, 2013.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay NCP a monthly consulting fee of $15,000. The Company incurred $30,000 for the three months ended March 31, 2013 and has an accounts payable balance related to this agreement of $90,000 as of March 31, 2013.

On July 17, 2012, the Company entered into a consulting agreement with Chord Advisors, LLC (“Chord”). 50% of Chord is owned by David Horin, the Company’s Chief Financial Officer. The one year agreement is effective from July 15, 2012 through July 15, 2013. The Company has agreed to pay Chord a monthly consulting fee of $12,500. The Company incurred $37,500 for the three months ended March 31, 2013 and has an accounts payable balance related to this agreement of $62,500 as of March 31, 2013.

The Company will recognize cash consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

Employment Agreements

In February 2013, The Company entered into employment agreements with Mr. John Linderman to serve as President and Chief Executive Officer, Mr. James Barickman to serve as Chief Marketing Officer, Mr. Frederick A. Voight to serve as Chief Investment Officer, and Mr. Michael S. Wax to serve as Chief Development Officer.

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

The Company owed the Executive Officers $200,000 as of March 31, 2013.

Related Party Notes

During July 2012, The Company retained short term loans on demand of $400,000 to a related party as a result of the sale of the Company’s BPAC Subsidiaries. The stated interest rate is 0.5%. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share. The Company recorded a $400,000 beneficial conversion feature as a component of discontinued operations related to this modification. During the 1st quarter of 2013, the Company converted notes payable of $32,234 into 4,029,200 common shares.

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

During the 4th quarter of 2012, the Company issued convertible demand notes to a related party for $125,000 which is convertible into 33,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 33,333 shares of Series D Convertible Preferred Stock.

During the 1st quarter of 2013, the Company issued convertible demand notes to a related party for $50,000 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

In February 2013 the Company issued 40,000 shares of Series D Convertible Preferred Stock to Rockland Group, LLC in exchange for $150,000 in cash.

Warrants for Research and Development

In February 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which the Company exercised an option to purchase the Soft & Smooth Assets held by HLBCDC. The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement (the “Soft and Smooth Assets”). Previously, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc., a Delaware corporation (“ICOR”), under which the Company was retained to market and develop the Soft and Smooth Assets and were granted the exclusive option, in the Company’s sole discretion, to purchase the Soft & Smooth Assets from ICOR. Subsequently, ICOR sold the Soft and Smooth Assets to HLBCDC, transferring the rights to purchase the Soft and Smooth Assets from ICOR to HLBCDC. In exchange for the Soft and Smooth Assets the Company agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of common stock at One Dollar ($1) per share, with a four (4) year expiration period. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to $99,740. The fair value of the 150,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.88%, volatility - 85%, expected term - 5 years, expected dividend n/a.

Acquisition of NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given and assets received was $2,000 and such fair value was immediately impaired during the 1st quarter of 2013. There was no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist.

Warrants for Services

During the 1st quarter of 2013, the Company issued 25,000 warrants to Chord Advisors, LLC with an exercise price of $0.45 and a five year term. Each warrant is exercisable into one share of common stock. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to $19,648. The fair value of the 25,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 5 years, expected dividend n/a.

7.  Fair Value Measurements

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2013:

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

A summarized statement of operations for the discontinued operations for the three month periods ended March 31, 2012 is as follows:

March 31,
2012

General and administrative	$7,493
Total operating expenses	7,493

Loss from discontinued operations	$7,493

9.  Subsequent Events

On May 6, 2013, the Company closed the acquisition of HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “Agreement”). The Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization. Under the Agreement, the Company purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for $3,075,000 (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization.

HemCon, founded in 2001, is a diversified life sciences company that develops, manufactures and markets innovative wound care/infection control medical devices. These products target the emergency medical, surgical, dental, military and over‐the‐counter (OTC), markets in the US and globally. HemCon’s advanced wound care and infection control products are designed to quickly stop moderate to severe hemorrhaging in OTC, surgery, trauma, battlefield injuries, and surgical wounds. The company’s wound care products are presently either chitosan-based or oxidized cellulose. Chitosan has long been recognized as a robust hemostat and provides natural antibacterial properties. Historically chitosan has been difficult to reliably incorporate into manufactured wound care products. HemCon has overcome these historical limitations and has been granted patents for its proprietary lyophilized and gauze-based manufacturing processes that allow for consistent and reliable commercial grade wound care and infection control products. HemCon’s original medical device product, the HemCon Bandage, was developed in partnership with the U.S. Army. Between 2003 and 2008, the bandage was the standard issue hemorrhage control bandage for all U.S. Army soldiers and is credited with saving hundreds of lives on the battlefield. Under the Reorganization Plan, HemCon kept its wound care/infection control medical devices business and all assets related thereto. The other segment of its operations, called the “LyP Product" which related to HemCon’s proprietary lyophilized human plasma and universal lyophilized plasma technology were spun out into a newly formed corporation and are not part of our acquisition of HemCon.

In connection with our acquisition of HemCon, the Company entered into employment agreements with Mr. Barry Starkman to serve as our Senior Vice President of Operations and the President and Chief Executive Officer of HemCon, and with Simon McCarthy to serve as Chief Scientist Officer of HemCon. Under the Company’s employment agreement with Mr. Starkman his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. Starkman’s base salary is $250,000 per year with the possibility of up to 15% to 30% in incentive compensation based on meeting performance criteria to be established by us and HemCon. Under the employment agreement with Mr. McCarthy his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. McCarthy’s base salary is $150,000 per year with the possibility of up to 15% in incentive compensation based on meeting performance criteria to be established by the Company and HemCon.

Prior to closing the acquisition of HemCon the Company borrowed money from several different parties, primarily the following:

1)        A Promissory Note with DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of the Company’s officers and directors, in the principal amount of $2,500,000. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. Additionally, a loan fee of 2% of the principal amount is due and payable by the Company to lender on or before the maturity date. In connection with this promissory note, the Company issued DayStar Funding, LP, warrants to purchase 1,500,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

2)        A Promissory Note with the Lawrence K. Ingber Trust, dated June 14, 1980, as amended and restated March 6, 2006, in the principal amount of $100,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued the Lawrence K. Ingber Trust warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

3)        A Promissory Note with James Linderman, the father of one of the Company’s officers and directors, in the principal amount of $100,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, the Company issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

4)        A Promissory Note with James Barickman, one of the Company’s officers and directors, in the principal amount of $50,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

5)        A Promissory Note with John Linderman, one of the Company’s officers and directors, in the principal amount of $50,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

6)        A Loan Agreement with an unaffiliated third party for a loan of up to $750,000, payable in two tranches, $400,000 was paid in connection with the closing of the acquisition of HemCon, and $350,000 payable within 20 days after the closing of the acquisition of HemCon. The loan has an interest rate of 10% per annum and is due on or before November 6, 2013.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended March 31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On May 8, 2006, we closed a share exchange agreement with Star Metro Group Limited and became engaged in the development, production and sale of a line of biodegradable, single use, food and beverage containers. On March 20, 2006, we changed our name from ZKid Network Co. to Eatware Corporation.

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

On March 27, 2007, we completed a share exchange with the shareholders of Roots Biopack Group Limited, a company formed under the laws of the British Virgin Islands. Under the terms of the share exchange agreement we acquired all of the issued and outstanding common shares of Roots Biopack Group and we were in the business of developing, manufacturing, distributing and marketing bio-degradable food containers and disposable industrial packaging for consumer products.

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

As a result of the above transactions, as of March 31, 2013, we were a company involved in developing, marketing and selling, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women, as well developing the Soft and Smooth Assets.

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Loss for the period

Our net loss for the three months ended March 31, 2013 totaled $2,173,549, with the entire amount derived from continuing operations, compared to a net loss for the three months ended March 31, 2012 of $20,616, with a loss of $13,123 derived from continuing operations and a loss of $7,493 derived from operations that are now discontinued.  Our loss of $2,173,549 for the three months ended March 31, 2013 was primarily the result of general and administrative expenses of $1,204,279 and research and develop expenses of $920,766.  Our revenue of $6,769 for the three months ended March 31, 2013 was offset by cost of goods sold of $43,975 and resulted in a gross profit of ($37,206).  The details of our profit (loss) for these periods are outlined below.

Revenue

For the three months ended March 31, 2013 we generated revenues of $6,769, most of which were related to the operations of Beaute de Maman, compared to no revenue for the three months ended March 31, 2012.

Cost of Sales

For the three months ended March 31, 2013, we had cost of sales of $43,975, all related to the sales of Beaute de Maman products. Our cost of sales for the three months ended March 31, 2013 exceeded our revenue derived from the sale of those products as a result of $35,002 of selling costs. We did not have any cost of sales for the three months ended March 31, 2012.

Operating Expenses

Our operating expenses for continuing operations for the three months ended March 31, 2013 were $2,127,045, compared to $1,900 for the three months ended March 31, 2012. The increase in operating expenses from the period ended March 31, 2013 compared to the prior year period was due to increased related party salary and consulting expense and the issuance of warrants for services.

Interest Expense

Interest expense for the three months ended March 31, 2013 and March 31, 2012 amounted to $9,298 and $11,223, respectively. Interest expense for the three months ended March 31, 2013 primarily relates to $8,820 of imputed interest on convertible debt.

Assets and Liabilities

Current and non-current assets as of March 31, 2013 were $83,531 and $1,057, respectively, compared to $23,197 and $1,057 as of December 31, 2012. Our current and long term liabilities as of March 31, 2013 were $1,000,510 and $0, respectively, compared to $893,178 and $0 as of December 31, 2012.

Liquidity and Capital Resources

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities from continuing operations during the periods indicated:

	Three Months Ended March 31,
	2013	2012

Cash at beginning of period	$11,170	$0
Net cash used in operating activities	(257,238)	0
Net cash generated from discontinued operations	0	105
Net cash used in investing activities	0	0
Net cash generated from (used in) financing activities	300,000	0
Effect of exchange rate on the balance of cash	0	(105)
Cash at end of period	$53,932	$0

Cash Flows from Operating Activities – For the three months ending March 31, 2013, net cash used in continuing operations was $257,238 compared to net cash used in continuing operations of $0 for the three months ending March 31, 2012.  Net cash used in continuing operations for the three months ended March 31, 2013 was primarily related to our loss for the period of $2,173,549, inventory of $14,847, offset by non-cash research and development expenses of $920,766, issuance of warrants for services of $687,730, accounts payable and accrued expenses – related party of $265,067, and accounts payable and accruals of $49,500.

Cash Flows from Discontinued Operations – For the three months ending March 31, 2013, net cash generated from discontinued operations was $0 compared to $105 for the three months ended March 31, 2012.

Cash Flows from Investing Activities – We did not have any net cash provided by (used in) investing activities from continuing operations for the three months ending March 31, 2013 or March 31, 2012.

Cash Flows from Financing Activities – Net cash flows generated from financing activities from continuing operations in the three months ending March 31, 2013 was $300,000, compared to net cash used in financing activities of $0 in the same period in 2012.  For the three months in 2013, the cash flows used in financing activities from continuing operations were $300,000 from proceeds from the issuance of our Series D Preferred Stock.

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

Our financial statements for the three months ended March 31, 2013 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2013, we closed stock purchases with two non-affiliate parties pursuant to Securities Purchase Agreements , under which the investors agreed to purchase 40,000 shares of our Series D Convertible Preferred Stock for $150,000. All of the shares will be issued with a restrictive legend in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Mr. Schaefer, is either an accredited or sophisticated investor and is familiar with our operations.

During the 4th quarter of 2012, we issued convertible demand notes to a related party for $125,000 which is convertible into 33,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 33,333 shares of Series D Convertible Preferred Stock.

During the 1st quarter of 2013, we issued convertible demand notes to a related party for $50,000 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

On March 7, 2013, we entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which we acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. Under the Agreement, on March 7, 2013, we issued Argentum a warrant to purchase up to 750,000 shares of our common stock at $0.50 per share. The warrant vests in two equal installments of 375,000 shares each, with the vesting based on product’s success in obtaining certain approvals from the Food and Drug Administration. The warrants expire five (5) years after they vest. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact that Argentum is either an accredited or sophisticated investor and is familiar with our operations.

On or about February 25, 2013, we received a notice of conversion from Kim Guenther, notifying us that she wished to convert $40,000 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated February 21, 2013 into 5,000,000 shares of our common stock. The shares were issued in late February 2013 without a restrictive legend since her note is derived from and purchased from Ms. Alter’s promissory note dated in April 2012. In March 2013, we received a notification from Ms. Guenther that she wished to cancel 1,000,000 of the shares of our common stock back into $8,000 principal amount due under her promissory note, which did in March 2013. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Ms. Guenther has held the promissory note since April 2012, is either an accredited or sophisticated investor and is familiar with our operations.

In February 2013, we received a notice of conversion from a non-affiliate noteholder, notifying us that she wished to convert $50,000 of principal and interest due under a Tristar Wellness Solutions, Inc. Convertible Promissory Note into 13,334 shares of our Series D Convertible Preferred Stock. The shares have not been issued but will be shortly. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investor is either an accredited or sophisticated investor and is familiar with our operations.

On or about February 5, 2013, we received a notice of conversion from Rockland Group, LLC, one of our largest shareholders and an entity controlled by Mr. Harry Pond notifying us that Rockland Group, LLC wished to convert 415,000 shares of Series A Convertible Preferred Stock into 2,075,000 shares of our common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend, on February 12, 2013. In March 2013, we received a notification from Rockland Group, LLC that they wished to cancel 1,000,000 of the shares of our common stock back into 200,000 shares of our Series A Convertible Preferred Stock, which did in March 2013. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact that Harry Pond is one of our officers and directors, and Rockland Group, LLC, is either an accredited or sophisticated investor and is familiar with our operations.

On or about February 5, 2013, we received a notice of conversion from Rockland Group, LLC, one of our largest shareholders and an entity controlled by Mr. Harry Pond notifying us that Rockland Group, LLC wished to convert 710,000 shares of Series C Convertible Preferred Stock into 3,550,000 shares of our common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend, on February 12, 2013. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact that Harry Pond was one of our officers and directors, and Rockland Group, LLC, is either an accredited or sophisticated investor and is familiar with our operations.

On or about February 5, 2013, we received a notice of conversion from Rivercoach Partners, LP, one of our largest shareholders and an entity controlled by Mr. Frederick A. Voight, notifying us that Rivercoach Partners, LP wished to convert 780,000 shares of Series D Preferred Stock into 19,500,000 shares of our common stock. These shares were issued to Rivercoach Partner, LP, with a restrictive legend, on February 12, 2013. In March 2013, we received a notification from Rivercoach Partners, LP, that they wished to cancel 9,500,000 of the shares of our common stock back into 380,000 shares of our Series D Convertible Preferred Stock, which did in March 2013. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Rivercoach Partners, LP is one of our largest shareholders, and it is either an accredited or sophisticated investor and is familiar with our operations.

On or about February 5, 2013, we received a notice of conversion from Highpeak, LLC, one of our largest shareholders and an entity controlled by Mr. Michael S. Wax, notifying us that Highpeak, LLC wished to convert 780,000 shares of Series D Preferred Stock into 19,500,000 shares of our common stock. These shares were issued to Highpeak, LLC, with a restrictive legend, on February 12, 2013. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Highpeak, LLC is one of our largest shareholders, and it is either an accredited or sophisticated investor and is familiar with our operations.

On or about February 5, 2013, we received a notice of conversion from NorthStar Consumer Products, LLC, one of our largest shareholders and an entity controlled by Mr. John Linderman and Mr. Jamie Barickman, notifying us that NorthStar Consumer Products, LLC wished to convert 250,000 shares of Series D Preferred Stock into 6,250,000 shares of our common stock. These shares were issued to NorthStar Consumer Products, LLC, with a restrictive legend, on February 12, 2013. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact NorthStar Consumer Products is one of our largest shareholders, and it is either an accredited or sophisticated investor and is familiar with our operations.

On or about January 23, 2013, we received a notice of conversion from Sue E. Alter, notifying us that she wished to convert $33.60 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated April 27, 2012 into 4,200 shares of our common stock. The shares were issued to Ms. Alter on or about January 28, 2013, without a restrictive legend. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Ms. Alter has held the promissory note since April 2012, is either an accredited or sophisticated investor and is familiar with our operations.

On or about January 30, 2013, we received a notice of conversion from Robert Poirier, notifying us that he wished to convert $33.60 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated January 28, 2013 into 4,200 shares of our common stock. The shares were issued to Mr. Poirier on or about January 31, 2013, without a restrictive legend since his note is derived from and purchased from Ms. Alter’s promissory note. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Mr. Poirier, is either an accredited or sophisticated investor and is familiar with our operations.

On or about February 12, 2013, we received a notice of conversion from Robert Poirier, notifying us that he wished to convert $166.40 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated January 28, 2013 into 20,800 shares of our common stock. The shares were issued to Mr. Poirier on or about February 14, 2013, without a restrictive legend since his note is derived from and purchased from Ms. Alter’s promissory note. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Mr. Poirier, is either an accredited or sophisticated investor and is familiar with our operations.

In February 2013 the Company issued 26,667 shares of Series D Convertible Preferred Stock to a related party in exchange for $100,000 in cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact that the investor is either an accredited or sophisticated investor and is familiar with our operations.

ITEM 3  Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5  Other Information

On May 6, 2013, we closed the acquisition of HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “Agreement”). The Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization. Under the Agreement, we purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for $3,075,000 (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization.

HemCon, founded in 2001, is a diversified life sciences company that develops, manufactures and markets innovative wound care/infection control medical devices. These products target the emergency medical, surgical, dental, military and over‐the‐counter (OTC), markets in the US and globally. HemCon’s advanced wound care and infection control products are designed to quickly stop moderate to severe hemorrhaging in OTC, surgery, trauma, battlefield injuries, and surgical wounds. The company’s wound care products are presently either chitosan-based or oxidized cellulose. Chitosan has long been recognized as a robust hemostat and provides natural antibacterial properties. Historically chitosan has been difficult to reliably incorporate into manufactured wound care products. HemCon has overcome these historical limitations and has been granted patents for its proprietary lyophilized and gauze-based manufacturing processes that allow for consistent and reliable commercial grade wound care and infection control products. HemCon’s original medical device product, the HemCon Bandage, was developed in partnership with the U.S. Army. Between 2003 and 2008, the bandage was the standard issue hemorrhage control bandage for all U.S. Army soldiers and is credited with saving hundreds of lives on the battlefield. Under the Reorganization Plan, HemCon kept its wound care/infection control medical devices business and all assets related thereto. The other segment of its operations, called the “LyP Product" which related to HemCon’s proprietary lyophilized human plasma and universal lyophilized plasma technology were spun out into a newly formed corporation and are not part of our acquisition of HemCon.

In connection with our acquisition of HemCon, we entered into employment agreements with Mr. Barry Starkman to serve as our Senior Vice President of Operations and the President and Chief Executive Officer of HemCon, and with Simon McCarthy to serve as Chief Scientist Officer of HemCon. Under our employment agreement with Mr. Starkman his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. Starkman’s base salary is $250,000 per year with the possibility of up to 15% to 30% in incentive compensation based on meeting performance criteria to be established by us and HemCon. Under the employment agreement with Mr. McCarthy his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. McCarthy’s base salary is $150,000 per year with the possibility of up to 15% in incentive compensation based on meeting performance criteria to be established by us and HemCon.

Prior to closing the acquisition of HemCon we borrowed money from several different parties, primarily the following:

1)  A Promissory Note with DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $2,500,000. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. Additionally, a loan fee of 2% of the principal amount is due and payable by us to lender on or before the maturity date. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 1,500,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

2)  A Promissory Note with the Lawrence K. Ingber Trust, dated June 14, 1980, as amended and restated March 6, 2006, in the principal amount of $100,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued the Lawrence K. Ingber Trust warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

3)  A Promissory Note with James Linderman, the father of one of our officers and directors, in the principal amount of $100,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

4)  A Promissory Note with James Barickman, one of our officers and directors, in the principal amount of $50,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

5)  A Promissory Note with John Linderman, one of our officers and directors, in the principal amount of $50,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

6)  A Loan Agreement with an unaffiliated third party for a loan of up to $750,000, payable in two tranches, $400,000 was paid in connection with the closing of the acquisition of HemCon, and $350,000 payable within 20 days after the closing of the acquisition of HemCon. The loan has an interest rate of 10% per annum and is due on or before November 6, 2013.

ITEM 6  Exhibits

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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: May 20, 2013		/s/ John Linderman
	By:	John Linderman
	Its:	Chief Executive Officer