Form 10-Q
period 2013-06-30
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2013-08-19
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

_______________________________________
(Former address, if changed since last report)

_______________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2013, there were 21,247,268 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Consolidated financial statements

The unaudited condensed consolidated interim financial statements of registrant for the three months and six months ended June 30, 2013 and 2012 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$181	$11
Accounts Receivables	1,000	-
Prepaid expenses and other	88	-
Current assets held for sale	1,500	-
Inventory	1,412	12
Total current assets	4,181	23
Non-current assets
Property and equipment	1,217	1
Goodwill and other intangibles	845	-
Other non-current assets	31	-
Total non-current assets	2,093	1
Total assets	$6,274	$24

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	1,080	33
Accounts payable and accrued expenses due to related parties	1,131	285
Current liabilities related to assets held for sale	1,500	-
Short-term notes (net of debt discount $46 and $0 as of June 30, 2013 and December 31, 2012, respectively)	489	-
Short-term notes - related party (net of debt discount $1,118 and $0 as of June 30, 2013 and December 31, 2012, respectively)	2,047	-
Convertible notes - related party	-	525
Convertible notes	360	50
Deferred revenue	226	-
Total current liabilities	6,833	893
Non-current Liabilities
Deferred revenue, net of current portion	162	-
Total non-current liabilities	162	-
Total Liabilities	6,995	893

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 4,641,667 and 6,120,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	5	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 45,747,248 and 41,032 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4	-
Additional paid-in capital	12,956	8,939
Other Comprehensive Income/(Loss)	(1)	-
Accumulated deficit	(13,685)	(9,814)
Total stockholders' deficit	(721)	(869)

Total liabilities and stockholders' deficit	$6,274	$24

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income
Sales Revenue	$1,287	$1	$1,293	$1
Cost of Goods Sold	912	1	956	1
Gross Profit	375	-	337	-

Continuing operations
Operating expenses:
General and administrative	987	161	2,191	163
Research and development	395	-	1,316	-
Impairment of intangible assets	-	-	2	-
Total operating expenses	1,382	161	3,509	163
Loss from operations	(1,007)	(161)	(3,172)	(163)

Other Income and (expenses)
Interest income and (expense)	(650)	(11)	(659)	(22)
Other	(40)	-	(40)	-
Total other income and (expenses)	(690)	(11)	(699)	(22)
Loss for the period from continuing operations	(1,697)	(172)	(3,871)	(185)
Loss for the period from discontinued operations	-	-	-	(8)
Net loss	(1,697)	(172)	(3,871)	(193)
Other Comprehensive Income (Loss)
Foreign currency translation	(1)	(1)	(1)	(1)
Total Comprehensive Income (Loss)	$(1,698)	$(173)	$(3,872)	$(194)

Continuing operations
Basic and diluted loss per share	(0.04)	0.00	(0.11)	0.00

Discontinued operations
Basic and diluted loss per share	0.00	0.00	0.00	0.00
Basic and diluted weighted average common shares outstanding	44,962	41,033	35,793	41,033

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Loss for the period from continuing operations	$(3,871)	$(193)
Loss for the period from discontinued operations	-	8

Adjustments to reconcile net profit/loss to net cash provided by operating activities:
Depreciation expenses	72	-
Amortization of debt discount	546	-
Issuance of warrants for research and development	921	-
Issuance of warrants for services	688	-
Intangible asset impairment	2	-
Imputed interest on note payable	16	-
Interest expenses accrual	-	22
Expense paid for by related parties	-	57

Changes in working capital:
Accounts Receivables	(347)	-
Inventory	10	-
Prepaid expenses	(88)	-
Accounts payable and accruals	10	98
Other non-current assets	148	-
Deferred revenue	189	-
Accounts payable and accrued expenses - related party	786	-
Net cash (used in) operating activities from continuing operations	(918)	(8)
Net cash provided by operating activities from discontinued operations	-	9

Cash flow from investing activities:
Acquisition of HemCon	(3,139)	-
Purchase of property and equipment, net	-	-
Net cash (used in) investing activities	(3,139)	-

Cash flow from financing activities:
Proceeds from issuance of short-term notes	536	-
Proceeds from issuance of short-term notes - related party	3,165
Proceeds from issuance of convertible notes - related party	50
Proceeds from issuance of common stock	227	-
Proceeds from issuance of series D convertible preferred stock	250	42
Net cash provided by financing activities from continuing operations	4,228	42

Cumulative translation adjustment	(1)	(1)
Net change in cash	170	42
Cash and cash equivalent, beginning	11	-
Cash and cash equivalent, ending	$181	$42

Supplemental disclosure
Interest Paid	7	-
Income taxes paid	-	-

Supplemental schedule of non-cash activities
Conversion of notes payable to preferred stock	225	-
Acquisition of NorthStar Consumer Products	2	-
Debt discount on promissory note	1,651	-
Conversion of preferred stock to common stock	2	-
Issuance of common stock in exchange for convertible notes and accrued interest	40	-

See accompanying unaudited notes to the condensed consolidated interim financial statements

1. Basis of Presentation

The Company

Corporate History

Tristar Wellness Solutions, Inc. (“the Company”) was incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. Following our incorporation the Company was not actively engaged in any business activities. On April 25, 2001, the Company was acquired by Zkid Network Company and changed its name to ZKid Network Co. As a result, the Company became engaged in the business of providing media content for children through the use of our proprietary software.

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

On November 27, 2006, the Company changed its name from “Eatware Corporation” to “Star Metro Corp.” On February 26, 2007, the Company changed the name from “Star Metro Corp.” to “Biopack Environmental Solutions Inc.” This name change was effected by merging Biopack Environmental Solutions Inc., a newly incorporated and wholly-owned subsidiary that was created for this purpose, into the Company, with the Company carrying on as the surviving corporation under the name “Biopack Environmental Solutions Inc.”.

In April 2012, the Company changed its name from “Biopack Environmental Solutions, Inc.” to “Tristar Wellness Solutions, Inc.” This name changes was effected by the agreement between the holders of our preferred stock, which account for the voting control of the company with Rockland Group, LLC (“Rockland”), under which Rockland purchased shares of TriStar Wellness Solutions, Inc. These shares represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control.

Effective January 2013 all shares of the Company's issued and outstanding common stock were combined and reclassified on a one-for-one thousand basis. The effect of this reverse stock split has been retroactively applied to all periods presented.

On May 6, 2013, the Company closed the acquisition of HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “Agreement”). The Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization. Under the Agreement, the Company purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for $3.1 million in cash (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization.

Prior to closing the acquisition of HemCon the Company borrowed money from several different parties, primarily the following:

1)
A Promissory Note with DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $2,950. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. Additionally, a loan fee of 2% of the principal amount is due and payable by us to lender on or before the maturity date. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 1,770,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

2)
A Promissory Note with the Lawrence K. Ingber Trust, dated June 14, 1980, as amended and restated March 6, 2006, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued the Lawrence K. Ingber Trust warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

3)
A Promissory Note with James Linderman, the father of one of our officers and directors, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

4)
A Promissory Note with James Barickman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

5)
A Promissory Note with John Linderman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

6)
A Loan Agreement with an unaffiliated third party for a loan of up to $750 payable in two tranches, $400 was paid in connection with the closing of the acquisition of HemCon, and $350,000 payable within 20 days after the closing of the acquisition of HemCon. The loan has an interest rate of 10% per annum and is due on or before November 6, 2013.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of results to be expected for a full year.

2. Summary of Significant Accounting Policies

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. Accounts receivable are net of an allowance for doubtful accounts were $41 and $0, at June 30, 2013 and December 31, 2012, respectively.

Revenue Recognition

Product Sales Revenue

The Company recognizes product sales revenue when there is persuasive evidence of an arrangement, prices are fixed and determinable, the product is shipped or delivered, title and risk of loss have passed to the customer, and collection is reasonably assured. Certain of its product sales are made to distributors. The Company's distributor arrangements do not provide distributors with product return rights or pricing adjustments. The Company recognizes product sales to distributors on a sell-in basis, when the product is delivered. Under the terms of its distributor arrangements, substantially all of its product sales are delivered by the Company to the end customer.

Deferred Revenue

The Company defers nonrefundable up-front payments received from distributors. These fees are recognized on a straight-line basis over the contractual term of the related contract.

Inventories

Inventories are stated at the lower of standard cost (which approximates average cost) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method for financial reporting purposes based on the estimated useful lives of the various assets ranging from three to ten years. Maintenance and repair costs are charged to current earnings. Upon disposal of assets, the costs of assets and the related accumulated depreciation are removed from the accounts. Gains or losses are reflected in current earnings.

Intangible assets

Intangible assets consist of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight line method over the estimated useful lives at the following annual rates:

Useful Lives
Patents	12
Customer lists	13

Non-compete arrangements	4
Trade name	20

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, estimation of equipment use, the useful life over which cash flows will occur, and determination of cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Assets and Liabilities Held for Sales

On February 6, 2013, HemCon concluded an asset sale with Bard Access Systems for its GuardIVa™ product plus associated intellectual property and trademark for $4,500 following on from a license and supply agreement in October 2012 for $500. GuardIVa™ has been classified as a discontinued operation in the Consolidated Statement of Operations. This sale and the proceeds which were realized facilitated the Company in emerging from Chapter 11 Bankruptcy. An amount of $1.5 million remains outstanding as deferred consideration which is payable on achieving certain regulatory requirements. This deferred consideration will be paid to the Secured Creditors on receipt of same. GuardIVa™ is a hydrophilic foam based IV site dressing for use at Catheter insertion sites. The dressing incorporates HemCon micro dispersed oxidized cellulose technology an active hemostatic ingredient along with CHG a generic antibacterial agent.

Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a company during the period resulting from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for HemCon results from foreign currency translation adjustments. Accumulated other comprehensive income was $1 for the period ended June 30, 2013 and $0 at December 31, 2012. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. The net gains and losses resulting from foreign currency transactions are recorded in the consolidated statements of operations in the period incurred and were $0 during the six months ended June 30, 2013 and year ended December 31, 2012.

Concentration of Source of Materials

The Company uses a raw material that must meet specific quality standards in its production process, which is currently purchased from one vendor. The Company mitigates the risk to its production process through purchasing quantities sufficient to meet its production needs in the near term and by having identified alternative sources of supply of an equivalent standard should they become necessary.

Recently Issued Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350, Intangibles -Goodwill and Other. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

3.  Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of June 30, 2013, the Company had an accumulated deficit of $13.7 million, and had incurred a net loss for the six months ended June 30, 2013 of $3.9 million and had negative working capital of $2.7 million. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

The consolidated financial statements for the fiscal year ended December 31, 2012 states that because the Company has suffered recurring operating losses from operations, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.  Inventories

Inventories consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Raw Materials	$319	$-
Work In Progress	182	-
Finished Goods	911	12
	$1,412	$12

Reserve for obsolescence was immaterial for six months ended June 30, 2013 and December 31, 2012.

5.  Property and Equipment

Property and equipment consist of the following at June 30, 2013 and December 31, 2012 (in thousands).

	Estimates Useful Life (Years)	June 30, 2013	December 31, 2012
Manufacturing Equipment	7-10	$707	$-
Leasehold Improvements	7	522	-
Office Furniture and Equipment	3-7	11	-
Computer Equipment and Software	1-5	43	1
Construction in Progress		6	-
		1,289	1
Less: Accumulated Depreciation, amortization and impairments		72	-
		$1,217	$1

Depreciation expense was approximately $72 and $0 for the three months ended June 30, 2013 and June 30, 2012, respectively. For the six months ended June 30, 2013 and 2012, depreciation expense was approximately $72 and $0, respectively.

6.  Business Combinations

NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given and assets received was $2 and such fair value was immediately impaired during the first quarter of 2013. There were no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist.

HemCon Medical Technologies Inc.

On May 6, 2013, the Company closed the acquisition of HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “Agreement”). The Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization. Under the Agreement, the Company purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for approximately $3.1 million (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization.

The acquisition has been accounted for under the acquisition method of accounting, and the Company valued all assets and liabilities acquired at their estimated fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The operating results for HemCon have been included in the Company's consolidated financial statements since the acquisition date.

The purchase price allocation is based on estimates of fair value as follows (in thousands):

Accounts receivables	$653
Current assets held for sale	1,500
Inventory	1,410
Other current assets	23
Prepaid expenses	156
Fixed assets	1,288
Accounts payable and accrued expenses	(810)
Current liabilities related to assets held for sale	(1,500)
Deferred revenue	(426)
Patents	310
Customer list	174
Trade name	236
Non-compete agreement	125
Total acquisition cost allocated	$3,139

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method.

The useful lives of the acquired intangibles are as follows:

Useful Lives
Patents	12
Customer lists	13
Non-compete arrangements	4
Trade name	20

During the first six months of 2013, the Company incurred $100 of acquisition costs, all of which were expensed in operations during the second quarter of 2013.

The following unaudited pro forma financial information presents results as if the acquisition of HemCon had occurred on January 1, 2013 (in thousands):

	Three Months Ended June 30,
(Unaudited)	2013	2012

Total revenue	$1,644	$1,518
Net loss	$(2,183)	$(1,366)

	Six Months Ended June 30,
(Unaudited)	2013	2012

Total revenue	$2,933	$2,754
Net income (loss)	$(3,064)	$(3,750)

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended June 30, 2013 and June 30, 2012 include the elimination of acquisition-related charges of $100 and additional interest expense and amortization of debt discount of $546 for the promissory notes with warrants issued in the acquisition. The primary adjustments for the three months ended June 30, 2013, 2012 include the elimination of acquisition-related charges of $100 and additional interest expense and amortization of debt discount of $546 for the promissory notes with warrants issued in the acquisition.

7.  Loans Payable (in thousands):

	June 30,	December 31,
	2013	2012

Short-term notes (net of debt discount $46 and $0 as of June 30, 2013 and December 31, 2012, respectively)	$489	-
Short-term notes - related party (net of debt discount $1,118 and $0 as of June 30, 2013 and December 31, 2012, respectively)	2,047	-
	$2,536	$-

	June 30,	December 31,
	2013	2012

Convertible debenture issued to a related party	$-	$525
Convertible debenture issued to a non-related party	360	50
	$360	$575

Promissory Notes

During July 2012, The Company retained short term loans on demand of $400 to a related party (Sue Alter) as a result of the sale of the Company’s BPAC Subsidiaries. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share.

During the fourth quarter of 2012, the Company issued convertible demand notes to a related party for $125 which are convertible into 33,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 33,333 shares of Series D Convertible Preferred Stock.

During the fourth quarter of 2012, the Company issued convertible demand notes to a third party for $50 which are convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the first quarter of 2013, the Company issued convertible demand notes to a related party for $50 which are convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the first quarter of 2013, Sue Alter, a related party, sold her convertible notes with accrued interest with a principal balance of $400 to three separate non-related parties. The aggregated purchase price amounted to $176. Subsequent to this sale, the new holders partially converted their notes payable, in accordance with the original terms of the notes, with a principal amount of $32 into 4,029,200 common shares.

The Company recorded imputed interest on convertible debentures and interest expense of $7 and $16 for the three and six months ended June 30, 2013, respectively, based upon a market interest rate of 8% and accrued interest based on the stated rate of 0.5% of $0 and 0 for the three and six months ended June 30, 2013, respectively.

During the second quarter of 2013, a third party partially converted their notes payable, in accordance with the original terms of the notes, with a principal amount of $8 into 1,000,000 common shares.

During the second quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $2,950. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 1,770,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

During the second quarter of 2013, the Company issued a promissory note with Mr. Frederick A. Voight, the chief investment officer and director, in the principal amount of $15. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. Frederick A. Voight warrants to purchase 9,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with James Linderman, the father of one of our officers and directors, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with James Barickman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with Lawrence Ingber, an unaffiliated third party, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued to the holder warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with Harry Pond, an unaffiliated third party, in the principal amount of $36. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued to the holder warrants to purchase 21,600 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company entered into a Loan Agreement with Combat Medical Systems, an unaffiliated third party for a loan of up to $400, payable in two tranches, $400 was paid in connection with the closing of the acquisition of HemCon, and $350 payable in the future subject to contingencies. The loan has an interest rate of 10% per annum and is due on or before November 6, 2013.

During the second quarter of 2013, the Company recorded 2% loan fees in aggregate for approximately $60 in connection with the promissory notes issued in May 2013. In connection with note issuances during the second quarter of 2013, the Company recorded a $1,711 discount at issuance and recorded debt discount amortization of $546 during the six months ended June 30, 2013. Of the $1,711 discount recorded at issuance the portion relating to the detachable warrants of $1,651 was credited to additional paid in capital and the $60 loan fee described above was credited to accrued interest.

8.  Stockholders’ Equity

Preferred Stock and Note Conversions

All note conversions were within the original conversion terms and therefore no gain or loss was recorded on these conversions.

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

In February 2013, the Company received a notice of conversion from a noteholder, notifying the Company that they wished to convert $32 of principal and interest due under that certain TriStar Wellness Solutions, Inc. Convertible Promissory Note dated February 21, 2013 into 4,000,000 shares of common stock. The shares were issued to a third party on or about March 4, 2013, without a restrictive legend.

In February 2013, the Company received a notice of conversion from Rockland Group, LLC, one of our largest shareholders and an entity controlled by Mr. Harry Pond, one of our former officers and former sole director, notifying the Company that Rockland Group, LLC wished to convert 215,000 shares of Series A Convertible Preferred Stock into 1,075,000 shares of common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend.

In February 2013, the Company received a notice of conversion from Rockland Group, LLC, one of the largest shareholders and an entity controlled by Mr. Harry Pond, one of the Company’s former officers and former sole director, notifying us that Rockland Group, LLC wished to convert 710,000 shares of Series C Convertible Preferred Stock into 3,550,000 shares of our common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend.

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

During the fourth quarter of 2012, the Company issued convertible demand notes to a related party for $125 which is convertible into 33,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 33,333 shares of Series D Convertible Preferred Stock.

During the fourth quarter of 2012, the Company issued convertible demand notes to a third party for $50 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the first quarter of 2013, the Company issued convertible demand notes to a related party for $50 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

In February 2013 the Company issued 26,667 shares of Series D Convertible Preferred Stock to Rockland Group, LLC in exchange for $100 in cash.

In March 2013 the Company issued 40,000 shares of Series D Convertible Preferred Stock to two third parties in exchange for $150 in cash.

During the second quarter of 2013, the Company issued for cash, 295,000 shares of common stock for approximately $227 in cash.

During the second quarter of 2013, a third party partially converted their notes payable, in accordance with the original terms of the notes, with a principal amount of $8 into 1,000,000 common shares.

Detachable Warrants

During the second quarter, the Company issued Promissory Notes containing 1,950,600 detachable Warrants. The detachable Warrants were valued at approximately $1.77 per warrant using the Black-Scholes model at June 30, 2013. The relative fair value of the detachable Warrants compared to the debt of approximately $1 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a six month period (through maturity) on a straight-line basis.

Warrants for Services

During the first quarter of 2013, the Company issued 375,000 fully vested warrants to consultants with exercise prices of $0.45 and with a five year terms. Each warrant is exercisable into one share of common stock. The fully vested warrants were valued at the closing price of the Company’s common stock on the date issued and amounted to approximately $688. The fair value of the 375,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: approximate risk free interest rate - 0.86%, volatility - 85%, expected term - 5 years, expected dividend - N/A.

Warrants for Research and Development

In February 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which the Company exercised an option to purchase the Soft & Smooth Assets held by HLBCDC. The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement (the “Soft and Smooth Assets”). Previously, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc., a Delaware corporation (“ICOR”), under which the Company was retained to market and develop the Soft and Smooth Assets and were granted the exclusive option, in the Company’s sole discretion, to purchase the Soft & Smooth Assets from ICOR. Subsequently, ICOR sold the Soft and Smooth Assets to HLBCDC, transferring the rights to purchase the Soft and Smooth Assets from ICOR to HLBCDC. In exchange for the Soft and Smooth Assets the Company agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of common stock at One Dollar ($1) per share, with a four (4) year expiration period. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to approximately $100. The fair value of the 150,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.88%, volatility - 85%, expected term - 5 years, expected dividend – N/A. The warrants were expensed due to the uncertainty of the level of future cash flows and because the product has not been commercialized.

On March 7, 2013, the Company entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which the Company acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The license is for 15 years, with a possible 5 year extension. Under the Agreement, the Company is obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Agreement. In exchange for these license rights the Company agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share. The warrant vests in two equal installments of 375,000 shares each, with the vesting based on product’s success in obtaining certain approvals from the Food and Drug Administration. The Company recorded 375,000 non-contingent warrants during the first quarter of 2013 with a fair value of approximately $821. The fair value was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 5 years, expected dividend n/a. The warrants were expensed due to the uncertainty of the level of future cash flows and because the product has not been commercialized.

Acquisition of NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given and assets received was $2 and such fair value was immediately impaired, due to the uncertainty of future cash flows, during the first quarter of 2013. There was no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist.

Diluted Shares

Each share of Preferred A, B and C is convertible into five shares of common stock. There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of June 30, 2013. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the six months ended June 30, 2013 and 2012, due to net losses. As of June 30, 2013, there are 3,236,667 Series D Convertible Preferred Shares which are convertible into 80,916,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of June 30, 2013, there are 2,700,900 warrants which are convertible into one share of common stock.

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

9.  Related Party Transactions

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Highpeak a monthly consulting fee of $10. The Company incurred $20 for the six months ended June 30, 2013 and has an accounts payable balance related to this agreement of $30 as of June 30, 2013.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Rivercoach a monthly consulting fee of $10. The Company incurred $20 for the six months ended June 30, 2013 and has an accounts payable balance related to this agreement of $70 as of June 30, 2013.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay NCP a monthly consulting fee of $15. The Company incurred $30 for the six months ended June 30, 2013 and has an accounts payable balance related to this agreement of $80 as of June 30, 2013.

On July 17, 2012, the Company entered into a consulting agreement with Chord Advisors, LLC (“Chord”). Fifty percent of Chord is owned by David Horin, the Company’s Chief Financial Officer. The one year agreement is effective from July 15, 2012 through July 15, 2013. The Company has agreed to pay Chord a monthly consulting fee of approximately $13. The Company incurred $75 for the six months ended June 30, 2013 and has an accounts payable balance related to this agreement of $75 as of June 30, 2013.

The Company will recognize cash consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

Employment Agreements

In May 2013, the Company entered into employment agreement with Mr. Barry Starkman to serve as our Senior Vice President of Operations and the President and Chief Executive Officer of HemCon, Under the Company’s employment agreement with Mr. Starkman his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. Starkman’s base salary is $250 per year with the possibility of up to 15% to 30% in incentive compensation based on meeting performance criteria to be established by us and HemCon.

In May 2013, the Company entered into employment agreement with Simon McCarthy to serve as Chief Scientist Officer of HemCon. Under the employment agreement with Mr. McCarthy his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. McCarthy’s base salary is $150 per year with the possibility of up to 15% in incentive compensation based on meeting performance criteria to be established by the Company and HemCon.

In February 2013, The Company entered into employment agreements with Mr. John Linderman to serve as President and Chief Executive Officer, Mr. James Barickman to serve as Chief Marketing Officer, Mr. Frederick A. Voight to serve as Chief Investment Officer, and Mr. Michael S. Wax to serve as Chief Development Officer.

Under the terms of the employment agreement with Mr. Linderman, he will serve as President and Chief Executive Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Linderman’s duties and responsibilities will be those generally associated with a Chief Executive Officer. His compensation will be $300 per year with any additional cash or equity bonuses to be determined by the Board of Directors.

Under the terms of the employment agreement with Mr. Barickman, he will serve as our Chief Marketing Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Barickman’s duties and responsibilities will be those generally associated with a Chief Marketing Officer. His compensation will be $300 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

Under the terms of the employment agreement with Mr. Voight, he will serve as our Chief Investment Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Voight’s duties and responsibilities will be those generally associated with a Chief Investment Officer. His compensation will be $300 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

Under the terms of the employment agreement with Mr. Wax, he will serve as our Chief Development Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Wax’s duties and responsibilities will be those generally associated with a Chief Development Officer. His compensation will be $300 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

The Company owed the Executive Officers $500 as of June 30, 2013.

Related Party Notes

During July 2012, The Company retained short term loans on demand of $400 to a related party as a result of the sale of the Company’s BPAC Subsidiaries. The stated interest rate is 0.5%. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share. The Company recorded a $400 beneficial conversion feature as a component of discontinued operations related to this modification. During the first quarter of 2013, the Company converted notes payable of approximately $32 into 4,029,200 common shares.

During the second quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $2,950. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 1,770,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

During the second quarter of 2013, the Company issued a promissory note with James Linderman, the father of one of our officers and directors, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

During the second quarter of 2013, the Company issued a promissory note with James Barickman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance

During the second quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

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

In February 2013, the Company received a notice of conversion from Rockland Group, LLC, one of our largest shareholders and an entity controlled by Mr. Harry Pond, one of our former officers and sole former director, notifying the Company that Rockland Group, LLC wished to convert 215,000 shares of Series A Convertible Preferred Stock into 1,075,000 shares of common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend.

In February 2013, the Company received a notice of conversion from Rockland Group, LLC, one of the largest shareholders and an entity controlled by Mr. Harry Pond, one of the Company’s former officers and sole former director, notifying us that Rockland Group, LLC wished to convert 710,000 shares of Series C Convertible Preferred Stock into 3,550,000 shares of our common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend.

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

During the fourth quarter of 2012, the Company issued convertible demand notes to a related party for $125 which are convertible into 33,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 33,333 shares of Series D Convertible Preferred Stock.

During the first quarter of 2013, the Company issued convertible demand notes to a related party for $50 which are convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

In February 2013 the Company issued 40,000 shares of Series D Convertible Preferred Stock to Rockland Group, LLC in exchange for $150 in cash.

Warrants for Research and Development

In February 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which the Company exercised an option to purchase the Soft & Smooth Assets held by HLBCDC. The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement (the “Soft and Smooth Assets”). Previously, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc., a Delaware corporation (“ICOR”), under which the Company was retained to market and develop the Soft and Smooth Assets and were granted the exclusive option, in the Company’s sole discretion, to purchase the Soft & Smooth Assets from ICOR. Subsequently, ICOR sold the Soft and Smooth Assets to HLBCDC, transferring the rights to purchase the Soft and Smooth Assets from ICOR to HLBCDC. In exchange for the Soft and Smooth Assets the Company agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of common stock at One Dollar ($1) per share, with a four (4) year expiration period. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to approximately $100. The fair value of the 150,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.88%, volatility - 85%, expected term - 5 years, expected dividend n/a.

Acquisition of NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given and assets received was $2 and such fair value was immediately impaired during the first quarter of 2013. There were no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist.

Warrants for Services

During the first quarter of 2013, the Company issued 25,000 warrants to Chord Advisors, LLC with an exercise price of $0.45 and a five year term. Each warrant is exercisable into one share of common stock. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to $19,648. The fair value of the 25,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 5 years, expected dividend n/a.

10.  Fair Value Measurements

The Company has adopted the provisions of ASC 820 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 provides guidance on how to measure certain financial assets and financial liabilities at fair value. The requirement to measure an asset as liability at fair value is determined under the U.S. GAAP.

Certain of the Company’s assets and liabilities are considered to be financial instruments and are required to be measured at fair value in the consolidated balance sheets. Certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt and deferred revenue are measured at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations are measured at approximates fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors. Derivative liabilities are measured at fair value.

 The Company measures fair value basis based on the following key objectives:

•	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•
A three-level hierarchy (“Valuation Hierarchy”) which prioritizes the use of observable pricing data (Level 1 and Level 2 inputs as defined below) over unobservable pricing data (Level 3 inputs as defined below) is used in measuring value; and

•	The Company’s creditworthiness is considered when measuring the fair value of liabilities.

The valuation hierarchy used in measuring fair value is defined as follows:

•	Level 1 inputs are observed inputs such as quoted prices for identical instruments inactive markets;

•
Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments inactive markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 requires significant management judgment or estimation.

All items measures at fair value are required to be classified and disclosed as a Level 1, 2 or 3 asset or liability based on the inputs used to measure for value of an asset or liability in its entirety. An asset or liability classified as Level 1 is measured by quoted prices in active markets for identical instruments. An asset or liability classified as Level 2 is measured using significant observable inputs and an asset or liability classified as Level 3 is measured using significant unobservable inputs. Refer to Note 5 Fair Value Disclosure for the fair value classification table.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2013:

Description	Level 1	Level 2	Level 3
	None	None	none

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2012:

Description	Level 1	Level 2	Level 3
	None	None	none

The following table represents our assets and liabilities measured at fair value on a non-recurring basis at May 6, 2013. These assets and liabilities were measured with level 3 inputs with the assistance of a valuation expert.:

Description
Patents	310
Customer list	174
Trade name	236
Non-compete agreement	125
Total intangible assets	$845

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

11.  Discontinued Operations

On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to the Company’s landlord’s claim for unpaid rent for its factory plus penalty interest and other claims. The landlord had made a claim for payment of overdue rent in the amount of RMB 1,236,000, penalty interest in the amount of RMB 1,067,930 and a claim for potential loss of income in the amount of RMB 618,000, for a total amount claimed of RMB 2,921,930 (approximately $451). At the hearing, the Court ruled that after two unsuccessful attempts to auction the factory’s assets at the minimum level set by the Court appointed independent valuation company’s fair market assessment price, the Court set the reference value at RMB 3,613,139.20 (approximately $569) and transferred all the assets to the landlord. The landlord is legally responsible for settling any claims made by creditors, and the case has been closed.

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

On July 11, 2012, the Company exercised its rights under the Subsidiary Option Agreement by sending a signed Notice of Exercise to the Escrow Agent, pursuant to the terms of the Subsidiary Acquisition Agreement. The Company also sent a copy of the Notice of Exercise directly to the Purchaser as well. As a result of the Company exercising its rights under the Subsidiary Option Agreement, the Company no longer owned the Subsidiary Shares or the BPAC Subsidiaries, including any of their assets or liabilities. The Company recorded this transaction as a recapitalization and according recorded such assets and liabilities as well accumulated other comprehensive income as a $1,899 adjustment to additional paid in capital.

The liabilities assumed by the Purchaser included, but were not be limited to, Purchaser assuming and agreeing to fully perform and satisfy and be liable for all of the liabilities and obligations of the Company’s except for a $400 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012. The note was modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share. The Company recorded a $400 beneficial conversion feature as a component of discontinued operations related to this modification. The note holder confirmed to the Company that she does not intend convert such shares as of December 31, 2012.

A summarized statement of operations for the discontinued operations for the comparable six month periods ended June 30, 2013 and June 30, 2012 is as follows:

	Six months ended
	June 30,	June 30,
	2013	2012

Revenues	$-	$-
Cost of sales	-	-
Gross loss	-	-
General and administrative	-	7,717
Depreciation and amortization	-	-
Total operating expenses	-	7,717
Net gain on assets and liabilities written off	-	-
Finance cost	-	-
Loss from discontinued operations	-	(7,717)

12.  Subsequent Events

In February 2013, the Company issued shares of common stock to certain holders of Series D Convertible Preferred Stock pursuant to Notices of Conversion dated February 5, 2013. On July 16, 2013, the Company entered into Stock Exchange Agreements with three of those shareholders to re-exchange some of their shares of common stock for shares of Series D Convertible Preferred Stock. Specifically, M&K Family Limited Partnership exchanged 15,750,000 shares of common stock for 630,000 shares of Series D Convertible Preferred Stock, Northstar Consumer Products, LLC exchanged 2,500,000 shares of common stock for 100,000 shares of Series D Convertible Preferred Stock, and Rivercoach Partners, LP exchanged 6,250,000 shares of common stock for 250,000 shares of Series D Preferred Stock. M&K Family Limited Partnership, Northstar Consumer Products, LLC, and Rivercoach Partners, LP, are all entities related and/or controlled by executive officers and/or directors.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended June 30, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On May 8, 2006, we closed a share exchange agreement with Star Metro Group Limited and became engaged in the development, production and sale of a line of biodegradable, single use, food and beverage containers. On March 20, 2006, we changed our name from ZKid Network Co. to Eatware Corporation. On November 27, 2006, we changed our name from “Eatware Corporation” to “Star Metro Corp.” On February 26, 2007, we changed our name from “Star Metro Corp.” to “Biopack Environmental Solutions Inc.” This name change was effected by merging Biopack Environmental Solutions Inc., our newly incorporated and wholly-owned subsidiary that was created for this purpose, into our company, with our company carrying on as the surviving corporation under the name “Biopack Environmental Solutions Inc.”.

On March 27, 2007, we completed a share exchange with the shareholders of Roots Biopack Group Limited, a company formed under the laws of the British Virgin Islands. Under the terms of the share exchange agreement we acquired all of the issued and outstanding common shares of Roots Biopack Group and we were in the business of developing, manufacturing, distributing and marketing bio-degradable food containers and disposable industrial packaging for consumer products. .

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

On February 12, 2013, we, and our wholly-owned subsidiary, TriStar Consumer Products, Inc., a Nevada corporation (“TCP”), closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which we exercised our option to purchase the Beaute de Maman™ product line, in addition to the over-the-counter itch suppression formula (together, the “Business”). As consideration for the purchase of the Business we agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of our Series D Convertible Preferred Stock.

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

As a result of the above transactions, as of June 30, 2013, we were a company involved in developing, manufacturing and marketing HemCon’s innovative wound care/infection control medical devices, as well as, developing, marketing and selling, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women, as well as developing the Soft and Smooth Assets.

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

Summary of Results of Operations (in thousands)

	Three Months Ended June 30,
	2013	2012
Revenue	$1,287	$1
Cost of goods sold	912	1
Gross Profit	375	-

Operating expenses:
General and administrative	987	161
Research and development	395	-
Impairment of intangible assets	-	-
Total operating expenses	1,382	161

Operating loss	(1,007)	(161)

Other Income (Expenses)
Interest income and (expenses)	(650)	(11)
Other	(40)	-

Net loss	$(1,697)	$(172)

Operating Loss; Net Income (Loss)

We had net loss of approximately $1,697,000 for the three months ended June 30, 2013, compared to a net loss of approximately $172,000 for the three months ended June 30, 2012. This difference was largely attributable to the fact that we had minimal operations during the three months ended June 30, 2012, but during the three months ended June 30, 2013, we owned the Beaute de Maman™ product line and acquired HemCon and its operations, which resulted in us has have significantly more revenues but also significantly more costs of goods sold and operating expenses, leaving us with a much higher net loss for the three months ended June 30, 2013 compared to June 30, 2012. Because we did not own HemCon for the entire three month period ended June 30, 2013, our results for this three-month period may not be indicative of our results in future three-month periods.

Revenue

Our revenue from the three months ended June 30, 2013 was $1,287,000 compared to $1,000 for the three months ended June 30, 2012. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $1,192,000 for May and June 2013. This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2013 were $912,000, compared to $1,000 for the same period in 2012. The cost of goods sold for the three months ended June 30, 2013 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $844,000 or approximately 71% of HemCon’s revenue for May and June 2013.

General and Administrative Expenses

General and administrative expenses were $987,000 for the three months ended June 30, 2013, compared to $161,000 for the three months ended June 30, 2012, primarily due to the inclusion now of expenses related to our HemCon subsidiary. Our primary general and administrative expenses were $352,000 from compensation and benefits to related parties and $245,000 from professional fees such as audit, marketing and legal fees related to the acquisition of HemCon.

Research and Development

Our expenses related to research and development were $395,000 for the three months ended June 30, 2013, compared to $0 for the three months ended June 30, 2012. The increase was attributable to the research and development conducted by HemCon.

Interest Expense

Interest expense increased to $650,000 for the three months ended June 30, 2013, compared to $11,000 for the three months ended June 30, 2012. During the three months ended June 30, 2013 interest expense primarily relates to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012

Summary of Results of Operations (in thousands)

	Six Months Ended June 30,
	2013	2012
Revenue	$1,293	$1
Cost of goods sold	956	1
Gross Profit	337	-

Operating expenses:
General and administrative	2,191	163
Research and development	1,316	-
Impairment of intangible assets	2	-
Total operating expenses	3,509	163

Operating loss	(3,172)	(163)

Other Income (Expenses)
Interest income and (expenses)	(659)	(22)
Other	(40)	-

Net loss	$(3,871)	$(193)

Operating Loss; Net Income (Loss)

We had net loss of approximately $3,871,000 for the six months ended June 30, 2013, compared to a net loss of approximately $193,000 for the six months ended June 30, 2012. This difference was largely attributable to the fact that we had minimal operations during the six months ended June 30, 2012, but during the six months ended June 30, 2013, we owned the Beaute de Maman™ product line and acquired HemCon and its operations, which resulted in us has have significantly more revenues but also significantly more costs of goods sold and operating expenses, leaving us with a much higher net loss for the six months ended June 30, 2013 compared to June 30, 2012. Because we did not own HemCon for the entire six-month period ended June 30, 2013, our results for this six-month period may not be indicative of our results in future six-month periods.

Revenue

Our revenue from the six months ended June 30, 2013 was $1,293,000 compared to $1,000 for the six months ended June 30, 2012. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $1,192,000 for May and June 2013. This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2013 were $956,000, compared to $1,000 for the same period in 2012. The cost of goods sold for the three months ended June 30, 2013 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $844,000 or approximately 71% of HemCon’s revenue for May and June 2013.

General and Administrative Expenses

General and administrative expenses were $2,191,000 for the six months ended June 30, 2013, compared to $163,000 for the six months ended June 30, 2012, primarily due to the inclusion now of expenses related to our HemCon subsidiary. Our primary general and administrative expenses were $600,000 from compensation and benefits to related parties and $1,241,000 from professional fees such as audit, marketing and legal fees related to the acquisition of HemCon.

Research and Development

Our expenses related to research and development were $1,316,000 for the six months ended June 30, 2013, compared to $0 for the six months ended June 30, 2012. The increase was primarily due to the fair value of warrants issued in connection with the manufacturing, marketing and distribution license agreement with Argentum Medical, LLC in March 2013. We recorded 375,000 non-contingent warrants during the 1st quarter of 2013 with a fair value of $821,026. The fair value was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 5 years, expected dividend n/a. The warrants were expensed due to the uncertainty of the level of future cash flows.

Interest Expense

Interest expense increased to $659,000 for the six months ended June 30, 2013, compared to $22,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013 interest expense primarily relates to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Liquidity and Capital Resources for Six Months Ended June 30, 2013 and 2012

Introduction

During the six months ended June 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2013 was $181,000 which is less than our monthly cash burn rate. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013 compared to December 31, 2012, respectively, are as follows:

	June 30, 2013	December 31, 2012	Change

Cash and Cash Equivalents	$181,000	$11,000	$170,000
Total Current Assets	4,181,000	23,000	4,158,000
Total Assets	6,274,000	24,000	6,250,000
Total Current Liabilities	6,833,000	893,000	5,940,000
Total Liabilities	$6,995,000	$893,000	$6,102,000

Our total assets increased by $6,250,000 as of June 30, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to the increases in our property and equipment, inventory, current assets held for sale and accounts receivable primarily related to HemCon.

Our current liabilities increased by $5,940,000, as of June 30, 2013 as compared to December 31, 2012. A large portion of this increase was due to significant increases in our short terms notes, our accounts payable and accrued expenses, and our accounts payable and accrued expenses due to related parties, most of which relate to HemCon.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of June 30, 2013 of $181,000 and $11,000 as of December 31, 2012. Our cash on hand as of June 30, 2013 was $181,000 which is less than our monthly cash burn rate. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash provided by (used in) operating activities of ($918,000) for the six months ended June 30, 2013, as compared to ($8,000) for the six months ended June 30, 2012. For the period in 2013, the net cash used in operating activities consisted primarily of our net loss of $3,871,000, adjusted by the issuance of warrants for research and development of $921,000, issuance of warrants for services of $688,000, amortization of debt discount of $546,000, and changes in working capital related to accounts receivable ($347,000) and prepaid expenses of ($88,000), offset by accounts payable and accrued expenses – related party of $786,000, deferred revenue of $189,000, and other non-current assets of $148,000.

Investments

We had net cash used in investing activities of $3,139,000 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012. In the six months ended June 30, 2013 the net cash provided by investing activities all related to the acquisition of HemCon.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2013 was $4,228,000, compared to $0 for the six months ended June 30, 2012. For the period in 2013, our financing activities consisted of $3,165,000 from proceeds from issuance of short terms notes – related party, $536,000 from proceeds from issuance of short-term notes, $250,000 from issuance of Series D Convertible Preferred Stock, and $227,000 from proceeds from the issuance of common stock.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we issued the following unregistered securities:

In connection with the HemCon transaction described above, we borrowed money from several affiliates and non-affiliates under non-convertible promissory notes. In connection with those loans we also issued the affiliates and non-affiliates warrants, as described below:

Prior to closing the acquisition of HemCon we borrowed money from several different parties, primarily the following:

1) A Promissory Note with DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $2,950,000. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. Additionally, a loan fee of 2% of the principal amount is due and payable by us to lender on or before the maturity date. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 1,770,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

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

All of the warrants listed above vest immediately. The warrants expire four (4) years after they vest. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances, as the investors were sophisticated investors, known to our management team and familiar with our operations.

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
3.11
Certificate of Designation for Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on June 19, 2012 (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2013)

3.12
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 29, 2012 (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2013)

3.13
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on January 7, 2013 (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2013)

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
10.14
Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement with Argentum Medical, LLC dated March 7, 2013 (incorporated by reference from our Current Report on Form 8-K filed on March 14, 2013)

10.15
Order Confirming Debtor’s Fifth Amended Plan of Reorganization and Plan of Reorganization in In re HemCon Medical Technologies, Inc. filed May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)

10.16
Agreement for Purchase and Sale of Stock entered into by and between TriStar Wellness Solutions, Inc. and HemCon Medical Services, Inc. dated April 18, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)

10.17	Employment Agreement with Barry Starkman (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.18	Employment Agreement with Simon McCarthy (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.19	Promissory Note with DayStar Funding, LP dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.20
Promissory Note with Lawrence K. Ingber Trust, dated June 14, 1980, as amended and restated March 6, 2006, dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)

10.21	Promissory Note with James Barickman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.22	Promissory Note with John Linderman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.23	Promissory Note with James Linderman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: August 19, 2013	By:	/s/ John Linderman
John Linderman
Chief Executive Officer