Form 10-Q
period 2013-09-30
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2013-11-19
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 18, 2013, there were 21,347,268 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1  Consolidated financial statements

The unaudited condensed consolidated interim financial statements of registrant for the three months and nine months ended September 30, 2013 and 2012 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$315	$11
Accounts receivables, net	811	-
Prepaid expenses and other	125	-
Current assets held for sale	1,500	-
Inventories, net	1,166	12
Total current assets	3,917	23
Non-current assets
Property and equipment, net	1,217	1
Intangible assets, net	812	-
Other non-current assets	40	-
Total non-current assets	2,069	1
TOTAL ASSETS	$5,986	$24

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,195	$33
Accounts payable and accrued expenses due to related parties	1,716	285
Current liabilities related to assets held for sale	1,500	-
Short-term notes (net of debt discount $9 and $0 as of September 30, 2013 and December 31, 2012, respectively)	490	50
Short-term notes - related party (net of debt discount $374 and $0 as of September 30, 2013 and December 31, 2012, respectively)	3,542	525
Convertible notes	360	-
Deferred revenue	226	-
Total current liabilities	9,029	893
Non-current Liabilities
Deferred revenue, net of current portion	105	-
Total non-current liabilities	105	-
TOTAL LIABILITIES	9,134	893

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 6,120,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 21,347,268 and 41,032 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2	-
Additional paid-in capital	13,289	8,939
Other Comprehensive loss	(84)	-
Accumulated deficit	(16,361)	(9,814)
TOTAL STOCKHOLDERS' DEFICIT	(3,148)	(869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,986	$24

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales revenue	$1,281	$3	$2,574	$4
Cost of Goods Sold	1,074	25	2,030	26
Gross profit	207	(22)	544	(22)

Continuing operations
Operating expenses:
General and administrative	1,069	216	3,260	379
Research and development	618	-	1,934	-
Amortization on intangible assets	33	-	33	-
Impairment of intangible assets	-	125	2	125
Total operating expenses	1,720	341	5,229	504
			-
Loss from operations	(1,513)	(363)	(4,685)	(526)
			-
Other Income and (expenses)			-
Interest income and (expense)	(1,238)	-	(1,897)	-
Gain on sale of assets and liabilities	2	1,896	2	1,896
Finance cost	-	-	-	(22)
Other	73	-	33	-
Total other income and (expenses)	(1,163)	1,896	(1,862)	1,874
			-
Loss for the period from continuing operations	(2,676)	1,533	(6,547)	1,348
Loss for the period from discontinued operations	-	-	-	(8)
			-
Net (loss) income	(2,676)	1,533	(6,547)	1,340

Other comprehensive income (loss)
Foreign currency translation	(83)	-	(84)	-
			-
Total comprehensive income (loss)	$(2,759)	$1,533	$(6,631)	$1,340

Continuing operations
Basic earnings/(loss) per share	$(0.11)	$0.04	$(0.20)	$0.03
Diluted earnings/(loss) per share	$(0.11)	$0.01	$(0.20)	$0.02

Discontinued operations
Basic earnings/(loss) per share	$-	$-	$-	$(0.00)
Diluted earnings/(loss) per share	$-	$-	$-	$(0.00)

Basic weighted average common shares outstanding	25,148,355	41,032,849	33,532,893	41,032,849
Diluted weighted average common shares outstanding	25,148,355	128,639,371	33,532,893	76,886,695

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Incom (loss) for the period from continuing operations	$(6,547)	$1,348
Loss for the period from discontinued operations	-	(8)
Adjustments to reconcile net profit/loss to net cash provided by operating activities:
Depreciation expenses	72	-
Amortization of debt discount	1,561	-
Write-down/gain on sale on assets and liabilities	-	(1,895)
Issuance of warrants for research and development	921	-
Issuance of warrants for services	688	-
Intangible asset amortization	33	-
Intangible asset impairment	2	125
Imputed interest on note payable	23	-
Interest expenses accrual	-	22
Expense paid for by related parties	-	58
Changes in working capital:
Accounts receivables	(158)	(4)
Inventory	256	-
Prepaid expenses	31	-
Accounts payable and accruals	352	154
Other non-current assets	(17)	(7)
Deferred revenue	(95)	-
Accounts payable and accrued expenses - related party	1,431	-
Net cash used in operating activities from continuing operations	(1,446)	(207)
Net cash provided by operating activities from discontinued operations	-	9

Cash flow from investing activities:
Acquisition of Hemcon	(3,139)	-
Net cash used in investing activities	(3,139)	-

Cash flow from financing activities:
Proceeds from issuance of short-term notes	536	-
Proceeds from issuance of short-term notes - related party	3,810	-
Proceeds from issuance of convertible notes - related party	50	-
Proceeds from issuance of common stock	327	-
Proceeds from issuance of series D convertible preferred stock	250	209
Net cash generated from financing activities from continuing operations	4,973	209

Cumulative translation adjustment	(84)	(1)
Net change in cash	304	10

Cash and cash equivalent, beginning	11	-
Cash and cash equivalent, ending	$315	$10

Supplemental disclosure
Interest Paid	$14	$-
Income taxes paid	-	-

Supplemental schedule of non-cash activities
Conversion of notes payable to preferred stock	225	-
Acquisition of NorthStar Consumer Products for preferred stock	2	-
Debt discount on promissory note	1,876	-
Conversion of preferred stock to common stock	2	-
Conversion of common stock to preferred stock	2	-
Issuance of common stock in exchange for convertible notes and accrued interest	40	-

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of results to be expected for a full year.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

2.  Summary of Significant Accounting Policies

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. Accounts receivable are net of an allowance for doubtful accounts of $1 and $0, at September 30, 2013 and December 31, 2012, respectively.

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a company during the period resulting from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for HemCon results from foreign currency translation adjustments. Accumulated other comprehensive loss was $84 for the period ended September 30, 2013 and $0 at December 31, 2012. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. The net gains and losses resulting from foreign currency transactions are recorded in the consolidated statements of operations in the period incurred and were $83 and $84 during the three months and nine months ended September 30, 2013, respectively and $0 during the three months and nine months ended September 30, 2012.

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

Recently Issued Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that there are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

3.  Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of September 30, 2013, the Company had an accumulated deficit of $16.4 million, and had incurred a net loss for the nine months ended September 30, 2013 of $6.5 million and had negative working capital of $5.1 million. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

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

4.  Inventories

Inventories consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 30, 2012
Raw materials	$382	$-
Work in Progress	172	-
Finished Goods	612	12
	$1,166	$12

Reserve for obsolescence was immaterial for nine months ended September 30, 2013 and December 31, 2012.

5.  Property and Equipment

Property and equipment consist of the following at September 30, 2013 and December 31, 2012 (in thousands).

	Estimates Useful Life (Years)	September 30, 2013	December 31, 2012
Manufacturing Equipment	7-10	$707	$-
Leasehold Improvements	7	522	-
Office Furniture and Equipment	3-7	11	-
Computer Equipment and Software	1-5	43	1
Construction in Progress		6	-
		1,289	1
Less: Accumulated Depreciation, amortization and impairments		72	-
		$1,217	$1

Depreciation expense was approximately $46 and $72 for the three and nine months ended September 30, 2013, respectively and $0 for the three and nine months ended September 30, 2012, respectively.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

HemCon

On May 6, 2013, the Company closed the acquisition of HemCon, an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “Agreement”). The Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization. Under the Agreement, the Company purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for approximately $3.1 million (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization.

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method.

The useful lives of the acquired intangibles are as follows:

Useful Lives
Patents	12
Customer lists	13
Non-compete arrangements	4
Trade name	20

During the first nine months of 2013, the Company incurred $100 of acquisition costs, all of which were expensed in operations during the second quarter of 2013

The following unaudited pro forma financial information presents results as if the acquisition of HemCon had occurred on January 1, 2013 and January 1, 2012 (in thousands):

	Three Months Ended September 30,
(Unaudited)	2013	2012

Total revenue	$1,281	$2,034
Net loss	$(2,676)	$(728)

	Nine months Ended September 30 ,
(Unaudited)	2013	2012

Total revenue	$4,214	$4,788
Net loss	$(7,354)	$(4,478)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended September 30, 2013 and September 30, 2012 include the elimination of acquisition-related charges of $100 and additional interest expense.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

7.  Loans Payable (in thousands):

	September 30,	December 31,
	2013	2012
Short-term notes (net of debt discount $9 and $0 as of September 30, 2013 and December 31, 2012, respectively)	$490	$50
Short-term notes - related party (net of debt discount $374 and $0 as of September 30, 2013 and December 31, 2012, respectively)	3,542	525
	$4,032	$575

	September 30,	December 31,
	2013	2012
Convertible notes	$360	-
	360	$-

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

The Company recorded imputed interest on convertible debentures and interest expense of $7 and $23 for the three and nine months ended September 30, 2013, respectively, based upon a market interest rate of 8% and accrued interest based on the stated rate of 0.5%.

During the second quarter of 2013, a third party partially converted their notes payable, in accordance with the original terms of the notes, with a principal amount of $8 into 1,000,000 common shares.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

During the second quarter of 2013, the Company issued a promissory note with Mr. Frederick A. Voight, the chief investment officer and director, in the principal amount of $15.  The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013.  In connection with this promissory note, we issued Mr. Frederick A. Voight warrants to purchase 9,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.  The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with James Linderman, the father of one of our officers and directors, in the principal amount of $100.  The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013.  In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.  The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with James Barickman, one of our officers and directors, in the principal amount of $50.  The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013.  In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.  The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $50.  The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013.  In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.  The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

During the second quarter of 2013, the Company issued a promissory note with Lawrence Ingber, an unaffiliated third party, in the principal amount of $100.  The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013.  In connection with this promissory note, the Company issued to the holder warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.  The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

During the second quarter of 2013, the Company issued a promissory note with Harry Pond, an unaffiliated third party, in the principal amount of $36.  The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013.  In connection with this promissory note, the Company issued to the holder warrants to purchase 21,600 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.  The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.

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

During the second quarter of 2013, the Company recorded 2% loan fees in aggregate for approximately $60 in connection with the promissory notes issued in May 2013. In connection with note issuances during the second quarter of 2013, the Company recorded a $1,726 discount at issuance and recorded debt discount amortization of $1,437 during the nine months ended September 30, 2013. Of the $1,726 discount recorded at issuance the portion relating to the detachable warrants of $1,666 was credited to additional paid in capital and the $60 loan fee described above was credited to the loan principal.

During the third quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $175.  The note has an interest rate of 0.22% per annum, simple interest, and is due on or before October 18, 2013. No warrants were issued in connection with the promissory note.

During the third quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $470.  The note has an interest rate of 1.5% per month and is due on or before November 6, 2013.  In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 282,000 shares of our common stock at an exercise price $2.69 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.96% to 1.35%, volatility – 78.06% to 80.75%, expected term – 4 years, expected dividends– N/A.

During the third quarter of 2013, the Company recorded 2% loan fees in aggregate for approximately of $10 in connection with the promissory notes issued in August 2013. In connection with note issuances during the third quarter of 2013, the Company recorded a $220 discount at issuance and recorded debt discount amortization of $125 during the three months ended September 30, 2013. Of the $220 discount recorded at the issuance the portion relating to the detachable warrants of $210 was credited to additional paid in capital and the $10 loan fee described above was credited to the loan principal.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

8. Stockholders’ Equity

Common Stock, Preferred Stock and Note Conversions

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

During the third quarter of 2013, the Company issued for cash, 100,000 shares of common stock for $100 in cash.

In July 2013, the Company received a notice of Irrevocable Stock Power from NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by Mr. John Linderman and Mr. Jamie Barickman, notifying the Company that NorthStar Consumer Products, LLC wished to cancel 2,500,000 shares of Common Stock in exchange for 100,000 shares of our Series D Convertible Preferred Stock. The value of the preferred shares issued was equal to the value of the common shares cancelled therefore no loss was recorded for this transaction.

In July 2013, the Company received a notice of Irrevocable Stock from M&K Family Limited Partnership, one of the largest shareholders, notifying the Company that M&K Family Limited Partnership wished to cancel 15,750,000 shares of Common Stock in exchange for 630,000 shares of our Series D Convertible Preferred Stock. The value of the preferred shares issued was equal to the value of the common shares cancelled therefore no loss was recorded for this transaction.

In July 2013, the Company received a notice of Irrevocable Stock Power from Rivercoach Partners, LP, one of the largest shareholders and an entity controlled by Mr. Frederick A. Voight, notifying the Company that Rivercoach Partners, LP wished to cancel 6,250,000 shares of Common Stock in exchange for 250,000 shares of our Series D Convertible Preferred Stock. The value of the preferred shares issued was equal to the value of the common shares cancelled therefore no loss was recorded for this transaction.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

Detachable Warrants

During the second quarter of 2013, the Company issued Promissory Notes containing 1,950,600 detachable Warrants. The detachable Warrants were valued at approximately $1.77 per warrant using the Black-Scholes model at June 30, 2013. The relative fair value of the detachable Warrants compared to the debt of approximately $1,666 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.48% - 0.77%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A.  The debt discount related to the warrants are being amortized over a nine month period (through maturity) on a straight-line basis.

During the third quarter of 2013, the Company issued Promissory Notes containing 282,000 detachable Warrants. The detachable Warrants were valued at approximately $1.19 per warrant using the Black-Scholes model at September 30, 2013. The relative fair value of the detachable Warrants compared to the debt of approximately $210 million was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.96% to 1.35%, volatility – 78.06% to 80.75%, expected term – 4 years, expected dividends– N/A.  The debt discount related to the warrants are being amortized over a nine month period (through maturity) on a straight-line basis.

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

Diluted Shares

Each share of Preferred A, B and C is convertible into five shares of common stock. There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of September 30, 2013. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the nine months ended September 30, 2013 and 2012, due to net losses. As of September 30, 2013, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of September 30, 2013, there are 3,132,600 warrants which are convertible into one share of common stock.

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

9.  Related Party Transactions

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Highpeak a monthly consulting fee of $10. The Company incurred $20 for the nine months ended September 30, 2013 and has an accounts payable balance related to this agreement of $25 as of September 30, 2013.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Rivercoach a monthly consulting fee of $10. The Company incurred $20 for the nine months ended September 30, 2013 and has an accounts payable balance related to this agreement of $72 as of September 30, 2013.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay NCP a monthly consulting fee of $15. The Company incurred $30 for the nine months ended September 30, 2013 and has an accounts payable balance related to this agreement of $80 as of September 30, 2013.

On July 17, 2012, the Company entered into a consulting agreement with Chord Advisors, LLC (“Chord”). Fifty percent of Chord is owned by David Horin, the Company’s Chief Financial Officer. The one year agreement is effective from July 15, 2012 through July 15, 2013. The Company has agreed to pay Chord a monthly consulting fee of approximately $13. The Company incurred $113 for the nine months ended September 30, 2013 and has an accounts payable balance related to this agreement of $87.5 as of September 30, 2013.

The Company will recognize cash consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

The Company owed accrued interest to related parties of $233 and reimbursable expenses, such as travel, office supplies, occupancy, etc, of $418 as of September 30, 2013.

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

The Company owed the Executive Officers $800 as of September 30, 2013.

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

During the third quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $175.  The note has an interest rate of 0.22% per annum, simple interest, and is due on or before October 18, 2013. No warrants were issued in connection with the promissory note.

During the third quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $470.  The note has an interest rate of 1.5% per month and is due on or before November 6, 2013.  In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 282,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.96% to 1.35%, volatility – 78.06% to 80.75%, expected term – 4 years, expected dividends– N/A.

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

In February 2013, the Company issued 40,000 shares of Series D Convertible Preferred Stock to Rockland Group, LLC in exchange for $150 in cash.

In July 2013, the Company received a notice of Irrevocable Stock Power from NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by Mr. John Linderman and Mr. Jamie Barickman, notifying the Company that NorthStar Consumer Products, LLC wished to cancel 2,500,000 shares of Common Stock in exchange for 100,000 shares of our Series D Convertible Preferred Stock.  The value of the preferred shares issued was equal to the value of the common shares cancelled therefore no loss was recorded for this transaction.

In July 2013, the Company received a notice of Irrevocable Stock from M&K Family Limited Partnership, one of the largest shareholders, notifying the Company that M&K Family Limited Partnership wished to cancel 15,750,000 shares of Common Stock in exchange for 630,000 shares of our Series D Convertible Preferred Stock.  The value of the preferred shares issued was equal to the value of the common shares cancelled therefore no loss was recorded for this transaction.

In July 2013, the Company received a notice of Irrevocable Stock Power from Rivercoach Partners, LP, one of the largest shareholders and an entity controlled by Mr. Frederick A. Voight, notifying the Company that Rivercoach Partners, LP wished to cancel 6,250,000 shares of Common Stock in exchange for 250,000 shares of our Series D Convertible Preferred Stock.  The value of the preferred shares issued was equal to the value of the common shares cancelled therefore no loss was recorded for this transaction.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2013:

Description	Level 1	Level 2	Level 3
	None	None	None

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2012:

Description	Level 1	Level 2	Level 3
	None	None	None

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

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

A summarized statement of operations for the discontinued operations for the comparable nine month periods ended September 30, 2013 and September 30, 2012 is as follows:

	Nine months ended
	September 30,	September 30,
	2013	2012

Revenues	$-	$-
Cost of sales	-	-
Gross loss	-	-
General and administrative	-	8
Depreciation and amortization	-	-
Total operating expenses	-	8
Net gain on assets and liabilities written off	-	-
Finance cost	-	-
Loss from discontinued operations	-	(8)

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

12.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q.  There were no subsequent events that required recognition or disclosure.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended September 30, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

As a result of the above transactions, as of September 30, 2013, we were a company involved in developing, manufacturing and marketing HemCon’s innovative wound care/infection control medical devices, as well as, developing, marketing and selling, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women.

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

Summary of Results of Operations (in thousands)

	Three Months Ended September 30,
	2013	2012
Revenue	$1,281	$3
Cost of goods sold	1,074	25
Gross Profit	207	(22)

Operating expenses:
General and administrative	1,069	216
Research and development	618	-
Amortization of intangible assets	33	-
Impairment of intangible assets	-	125
Total operating expenses	1,720	341

Operating loss	(1,513)	(363)

Operating Loss

We had an operating loss of approximately $1,513,000 for the three months ended September 30, 2013, compared to an operating loss of approximately $363,000 for the three months ended September 30, 2012. This difference was largely attributable to the fact that during the three months ended September 30, 2012 we had minimal operations, with $3,000 in revenue and incurring approximately $341,000 in operating expenses. In contrast, during the three months ended September 30, 2013, we owned HemCon and its operations and the Beaute de Maman™ product line, which resulted in us having significantly more revenues but also significantly more costs of goods sold and operating expenses, leaving us with a significant net loss for the three months ended September 30, 2013 compared to September 30, 2012.

Revenue

Our revenue from the three months ended September 30, 2013 was $1,281,000 compared to $3,000 for the three months ended September 30, 2012.  Our revenue was primarily derived from the operations of our subsidiary, HemCon.  Revenue from HemCon amounted to approximately $1,276,000 for the three months ended September 30, 2013.  This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2013 were $1,074,000, compared to $25,000 for the same period in 2012.  The cost of goods sold for the three months ended September 30, 2013 primarily related to the revenues generated from HemCon.  HemCon’s cost of goods sold amounted to approximately $990,000 or approximately 78% of HemCon’s revenue for the three months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses were $1,069,000 for the three months ended September 30, 2013, compared to $216,000 for the three months ended September 30, 2012, primarily due to the inclusion now of expenses related to our HemCon subsidiary.  Our primary general and administrative expenses were $300,000 from compensation to related parties, $211,000 from professional fees related to TriStar such as audit, marketing and legal fees, and $401,000 related to salaries, occupancy cost, utilities etc. related to Hemcon.

Research and Development

Our expenses related to research and development were $618,000 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012.  The increase was attributable to the research and development conducted by HemCon.

Amortization of Intangible Assets

During the three months ended September 30, 2013, we had $33,000 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the Hemcon acquisition.  We did not have any comparable expense in the three months ended September 30, 2012.

Interest Expense

We had interest expense $1,238,000 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012.  During the three months ended September 30, 2013 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

Summary of Results of Operations (in thousands)

	Nine months Ended September 30,
	2013	2012
Revenue	$2,574	$4
Cost of goods sold	2,030	26
Gross Profit	544	(22)

Operating expenses:
General and administrative	3,260	379
Research and development	1,934	-
Amortization of intangible assets	33	-
Impairment of intangible assets	2	125
Total operating expenses	5,229	504

Operating loss	(4,685)	(526)

Operating Loss

We had an operating loss of approximately $4,685,000 for the nine months ended September 30, 2013, compared to an operating loss of approximately $526,000 for the nine months ended September 30, 2012.  This difference was largely attributable to the fact that during the nine months ended September 30, 2012 we had minimal operations, with $4,000 in revenue and incurring approximately $504,000 in operating expenses.  In contrast, during the nine months ended September 30, 2013, we owned the Beaute de Maman™ product line, and HemCon and its operations starting in May 2013, which resulted in us having significantly more revenues but also significantly more costs of goods sold and operating expenses, leaving us with a significant net loss for the nine months ended September 30, 2013 compared to September 30, 2012.

Revenue

Our revenue from the nine months ended September 30, 2013 was 2,574,000 compared to $4,000 for the nine months ended September 30, 2012.  Our revenue was primarily derived from the operations of our subsidiary, HemCon.  Revenue from HemCon amounted to approximately $2,468,000 for May through September 2013, the time we owned Hemcon during the ninth months ended September 30, 2013.  This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2013 were $2,030,000, compared to $26,000 for the same period in 2012.  The cost of goods sold for the nine months ended September 30, 2013 primarily related to the revenues generated from HemCon.  HemCon’s cost of goods sold amounted to approximately $1,835,000 or approximately 74% of HemCon’s revenue for May through September 30, 2013.

General and Administrative Expenses

General and administrative expenses were $3,260,000 for the nine months ended September 30, 2013, compared to $379,000 for the nine months ended September 30, 2012.  This increase was primarily due to the inclusion in 2013 of expenses related to our HemCon subsidiary.  Our primary general and administrative expenses were $800,000 from compensation to related parties, $1,453,000 from professional fees related to TriStar such as audit, marketing and legal fees, and $856,000 related to salaries, occupancy cost, utilities etc. related to Hemcon.

Research and Development

Our expenses related to research and development were $1,934,000 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012.  The increase was primarily due to the fair value of warrants issued in connection with the manufacturing, marketing and distribution license agreement with Argentum Medical, LLC in March 2013, and $412,000 attributable to the research and development conducted by HemCon.  We recorded 375,000 non-contingent warrants during the 1st quarter of 2013 with a fair value of $821,026. The fair value was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 5 years, expected dividend n/a. The warrants were expensed due to the uncertainty of the level of future cash flows.

Amortization of Intangible Assets

During the nine months ended September 30, 2013, we had $33,000 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the HemCon acquisition.  We did not have any comparable expense in the three months ended September 30, 2012.

Interest Expense

Interest expense was $1,897,000 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 interest expense primarily relates to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Liquidity and Capital Resources for Nine Months Ended September 30, 2013 and 2012

Introduction

During the nine months ended September 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2013 was $315,000.  With a monthly cash burn rate of approximately we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013 compared to December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012	Change

Cash and Cash Equivalents	$315,000	$11,000	$304,000
Total Current Assets	3,917,000	23,000	3,894,000
Total Assets	5,986,000	24,000	5,962,000
Total Current Liabilities	9,029,000	893,000	8,136,000
Total Liabilities	$9,134,000	$893,000	$8,241,000

Our total assets increased by $5,962,000 as of September 30, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to the increases in our property and equipment, inventory, current assets held for sale and accounts receivable primarily related to HemCon.

Our current liabilities increased by $8,136,000, as of September 30, 2013 as compared to December 31, 2012.  A large portion of this increase was due to significant increases in our short terms notes, our accounts payable and accrued expenses, and our accounts payable and accrued expenses due to related parties, most of which relate to HemCon.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of September 30, 2013 of $315,000 and $11,000 as of December 31, 2012.  We have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash provided by (used in) operating activities of ($1,446,000) for the nine months ended September 30, 2013, as compared to ($207,000) for the nine months ended September 30, 2012.  For the period in 2013, the net cash used in operating activities consisted primarily of our net loss of $6,547,000, adjusted primarily by the issuance of warrants for research and development of $921,000, issuance of warrants for services of $688,000, amortization of debt discount of $1,561,000, offset by changes in working capital related to accounts payable and accrued expenses – related party of $1,431,000, inventory of $256,000, and accounts payable and accruals of $352,000, accounts receivable ($158,000) and deferred revenue of ($95,000), and other non-current assets of ($17,000).

Investments

We had net cash used in investing activities of $3,139,000 for the nine months ended September 30, 2013 compared to $0 for the nine months ended September 30, 2012.  In the nine months ended September 30, 2013 the net cash provided by investing activities all related to the acquisition of HemCon.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2013 was $4,973,000, compared to $209,000 for the nine months ended September 30, 2012.  For the period in 2013, our financing activities consisted of $3,810,000 from proceeds from issuance of short terms notes – related party, $50,000 from proceeds from issuance of convertible notes – related party, $250,000 from issuance of Series D Convertible Preferred Stock, $536,000 from proceeds from issuances of short term notes, and $327,000 from proceeds from the issuance of common stock.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we issued the following unregistered securities:

On August 19, 2013, we issued an aggregate of 210,000 shares of our common stock to four (4) non-affiliate shareholders in exchange for $185,000.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact the investors were either accredited or sophisticated investors and are familiar with our operations.

On or about July 11, 2013, we entered into a Share Exchange Agreement with Rivercoach Partners, LP, one of our largest shareholders and an entity controlled by Mr. Frederick A. Voight, one of our officers and directors, pursuant to which Rivercoach Partners exchanged 6,250,000 shares of our common stock into 250,000 shares of our Series D Preferred Stock.  The shares of our common stock were cancelled on July 17, 2013.  We have not issued the shares of Series D Preferred Stock to Rivercoach Partners yet, but when we do the shares will contain a restrictive legend.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Rivercoach Partners, LP is one of our largest shareholders, is controlled by one of our officers and directors, is either an accredited or sophisticated investor and is familiar with our operations.

On or about July 11, 2013, we entered into a Share Exchange Agreement with M&K Family Limited Partnership, one of our largest shareholders, pursuant to which M&K exchanged 15,750,000 of our common stock into 630,000 shares of our Series D Preferred Stock.  The shares of our common stock were cancelled on July 16, 2013.  We have not issued the shares of Series D Preferred Stock to M&K yet, but when we do the shares will contain a restrictive legend.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact M&K is one of our largest shareholders, is either an accredited or sophisticated investor and is familiar with our operations.

On or about July 11, 2013, we entered into a Share Exchange Agreement with Northstar Consumer Products, LLC, one of our largest shareholders and an entity controlled by John Linderman and James Barickman, two of our officers and directors, pursuant to which Northstar exchanged 2,500,000 shares of our common stock into 100,000 shares of our Series D Preferred Stock.  The shares of our common stock were cancelled on July 16, 2013.  We have not issued the shares of Series D Preferred Stock to Northstar yet, but when we do the shares will contain a restrictive legend.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Northstar is one of our largest shareholders, is controlled by two of our officers and directors, is either an accredited or sophisticated investor and is familiar with our operations.

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

10.21	Promissory Note with James Barickman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.22	Promissory Note with John Linderman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.23	Promissory Note with James Linderman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.24	Stock Exchange Agreement with M&K Family Limited Partnership dated July 11, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2013)
10.25	Stock Exchange Agreement with Northstar Consumer Products, LLC, dated July 11, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2013)
10.26	Stock Exchange Agreement with Rivercoach Partners, LP dated July 11, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2013)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: November 19, 2013		/s/ John Linderman
	By:	John Linderman
	Its:	Chief Executive Officer