Form 10-K
period 2013-12-31
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2014-04-16
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2013: $34,821,237 as based on last reported sales price ($2.75) of such stock on that date. The voting stock held by non-affiliates on that date consisted of 12,662,268 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2014, there were 23,041,713 shares of common stock, $0.001 par value, issued and outstanding.

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

TriStar Wellness Solutions, Inc.

PRINTER TO PAGINATE DOCUMENT, UPDATE THE INDEX ABOVE,
AND THEN REMOVE THIS NOTE BEFORE FILING

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of our incorporation through April 27, 2012, we had several name changes and different business plans all under prior management that is no longer with the company. On April 27, 2012, we underwent a change of control transaction and changed our business plan. On January 7, 2013, we changed our name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. We conduct our current operations under the name TriStar Wellness Solutions, Inc.

We acquired our current operations through a series of transactions:

Acquisition of Beaute de Maman™ Product Line

On June 25, 2012, we entered into a License and Asset Purchase Option Agreement (the “NCP Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which we, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant and nursing women. In addition, we acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. In exchange for these license rights we agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the NCP Agreement, in connection with our license rights and to ensure we could fulfill any immediate orders timely, we purchased all existing finished product of the Beaute de Maman™ product line currently owned by NCP. In exchange for the inventory we agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock.

In February 2013, we, and our wholly-owned subsidiary, TriStar Consumer Products, Inc., a Nevada corporation (“TCP”), closed an Asset Purchase Agreement (the “NCP Asset Purchase Agreement”) with NCP, and John Linderman and James Barickman, individuals and two of our current officers and directors (the “Shareholders”), under which we exercised our option to purchase the Beaute de Maman™ product line, in addition to the over-the-counter itch suppression formula. As consideration for the purchase of the Business we agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of our Series D Convertible Preferred Stock.

Acquisition of the Soft and Smooth Assets

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

Exclusive Licensing Rights to Silverlon Technology

On March 7, 2013, we entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Argentum Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which we acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The license is for 15 years, with a possible 5 year extension. Under the Argentum Agreement, we are obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Argentum Agreement. In exchange for these license rights we agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share, of which 375,000 vested immediately and the remaining 375,000 vest contingent upon the product being approved by the U.S.D.A.

Licensing Rights Option for Polytherapeutics PharmaDur Technology

On April 4, 2013, we entered into an Option to License Agreement (the “PharmaDur® Agreement”) with Polytherapeutics Inc. under which we acquired an exclusive three year license to develop products based on its PharmaDur® drug delivery technology for over-the-counter (“OTC”) products focused on the treatment of specific skin conditions and wound care applications. The PharmaDur® Agreement enables us to continue development of novel products using the PharmaDur® technology. Upon successful product development and regulatory approval the licensing option will convert into a full global license for this important technology. This technology enables a more effective and convenient delivery of therapeutic active ingredients that will support important and differentiated superiority claims relative to current market competitors.

Acquisition of HemCon Medical Technologies, Inc.

On May 6, 2013, we closed the acquisition of HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “HemCon Agreement”). The HemCon Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization (the “Plan of Reorganization”). Under the HemCon Agreement, we purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for $3,075,000 (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization. HemCon develops, manufactures, and sells HemCon’s advanced wound care and infection control products.

Company Overview

We are focused on providing a new gateway to personal health advocacy and improved medical outcomes for consumers and patients. This platform enables a strong professional medical focus on advanced hemostasis products to support improved medical outcomes. The platform extends to the consumer self-care market supporting trends for personal health advocacy. We believe we have entered the market uniquely aligned to important underlying factors that are redefining how consumers and patients engage in managing their health, medical conditions and quality of life.

TriStar Wellness Solutions, Inc. (TWSI, us or TriStar) is focused on bringing new technologies to consumers and patients that address underserved therapeutic healthcare opportunities based on a combination of superior science, product development and market positioning worldwide. Each of our products is designed to improve health advocacy and medical outcomes through superior and proven technologies. Our innovative products and technologies focus in three categories:

•
Wound care products focused on superior hemostasis technology targeting a wide range of professional medical (e.g., surgery, dialysis, post-procedure recovery), trauma, military and consumer OTC (over the counter) applications. The company has developed FDA approved products targeted to specific procedures within the broad professional care medical market as well as innovative products targeted to the global OTC (consumer self-care) wound care market.

•
Women’s Health products initially focused on the unique needs during pregnancy and nursing. Longer-term the TWSI portfolio will expand to address broader women’s health under-met needs. We market to the maternity segment under the Beaute de Maman™ brand sold via traditional retailers and internet portals. Women’s Healthcare market is projected to achieve 5.9% compounded annual growth rate from 2010 to 2016.1 Our management believes the incremental pace of market expansion within this category, combined with the traditional role for women as the household-family health decision maker, supports the company’s commercial initiative. By introducing our brands to this critical wellness consumer we believe we are building a positive relationship for our future brands and product solutions.

•
Therapeutic skin care products leveraging a proprietary delivery system enabling superior dosing and consumer therapeutic benefits related to several OTC skin care needs. These technology applications are being developed for potential third party licensing or internal brand expansion.

Woundcare Industry Overview

Woundcare is a large and growing market globally driven largely by professional market dynamics. Growth is driven by several important changes including: population aging; disease state changes, (i.e., chronic disease such as diabetes and obesity); and technology changes, such as medical devices and bioactive dressings. TWSI believes the key to sustainable growth in this market requires a sharp focus on needs in the market that are not being met. Success in identifying those niches and creatively attacking them will enable TWSI to win in the market.

Vital Statistics:
•	Total global market: $16 billion growing to $23 billion in 2016
_______________
1 Euromonitor Research & ACNielson Market Projects Expecting Mothers and Women’s Health-GAGR: Trade Sources & National Statistics: Copyright June 2012.

•	Total global wounds: 161 million (not including superficial)

•	Average cost of woundcare products/wound: $100

•	CAGR of 9.5% from 2011-2016

•	US market is #1 at $5.6B, growing to $7.6B by 2016.

The woundcare market in 2012 was a $17.2 billion market. With an average compound average growth rate (CAGR) of 9.5% forecast for the next five years, the size of the market is estimated at $23 billion by 2016. Looking at the market geographically, the U.S. is the largest single player followed by the E.U., which is equal in size. U.S. issues and needs may take precedence in the near term due to ease of market access and lower cost to penetrate various segments. Japan is the third largest country, with the BIC countries coming in 4th (Brazil, India and China).

¹Source: Kalorama Information; Wound Care Markets 2012 Projection

The U.S. market is the TWSI/HemCon priority for the short term, defined as the next 1-2 years. However the priority list is not static. Longer-term priorities explore growth in the BIC countries with Japan closely following. The EU market is equal to the U.S. in size and growth potential at 7%, however regulatory restrictions suggest this will be a longer term development priority.

There are two core factors supporting the growth potential for TWSI/HemCon woundcare products:

1.	Increasing Ratio of Elderly

The growth in woundcare is expected to be favorably driven by the growth in the ratio of elderly to non-elderly consumer. This is due to not only falling birth rates but increased life expectancy. As seen below, the time it takes to double the percent of elderly from 7% to 14% varies significantly by country, from over a century in France to two decades in China, Brazil and India. China’s population of elderly will increase from 110M currently to 330M in 2050; India will go from 60M to 227M.

Source: Kinsella K, He W. An Aging World: 2008. Washington, DC: National Institute on Aging and U.S. Census Bureau, 2009.

The U.S. is equally impacted by this trend. Between 2010 and 2050, the United States is projected to experience rapid growth in its older population. In 2050, the number of Americans aged 65 and older is projected to be 88.5 million, more than double its projected population of 40.2 million in 2010. The baby boomers are largely responsible for this increase in the older population, as they will begin crossing into this category in 2011.

The percent of elderly in U.S. is projected to rise from 13% to 25% in 2050.

Source: U.S. Census Bureau, 2008

2.	Increasing Chronic Diseases

Chronic diseases are placing significant burden healthcare systems around the world. By 2030 more than half of the disease burden in low income countries will be non-communicable disease. These are not 100% attributable to the elderly but they are the largest part of it. Regardless of age, chronic disease states lead to increased woundcare. Demographers and epidemiologists describe this shift as part of an “epidemiologic transition” characterized by the waning of infectious and acute diseases and the emerging importance of chronic and degenerative diseases.

SOURCE: WHO, Global Health and Aging, NIH Publication no. 11-7737, October 2011, p. 4.

While chronic disease afflicts all ages (not just the elderly), the elderly are more at risk for related health complications and compromised healing due to age.

Impact on TWSI Business

As a direct result of the aging population and increasing incidence of chronic disease states, the types and prevalence of wounds are shifting. Wounds are categorized as acute or chronic: Acute wounds include trauma and surgical wounds. Chronic wounds include ulcers (venous, pressure, and diabetic) and burns. Surgical wounds are the highest number of events, totaling 112.4 M worldwide (WW) and 8M in the U.S. Ulcers of all types total 37M WW and 5M U.S. Burns are 10.4M worldwide and 1.7M U.S. The number of wounds is expected to increase with the number of disease events, driven by population demographics, primarily age. Woundcare product revenues WW are estimated at $16B in 2013, growing to $23B by 2016.1 In the U.S., 2013 woundcare costs are estimated at $20B per year, with over $4B spent on wound management products. The bottom line is that traditional products are not sufficient to solve the needs of woundcare as it moves into the increasingly frail, and co-morbid, population. This provides opportunity for TWSI/HemCon to introduce innovative technologies that can successfully erode the market share held by the traditional players.

SOURCE: S. Jackson and J. Stevens, The Future of Woundcare, MX, 1/2006, p.2

HemCon Operations

HemCon, founded in 2001, is a diversified life sciences company that develops, manufactures and markets innovative wound care/infection control medical devices. These products target the emergency medical, surgical, dental, military and over‐the‐counter (OTC) markets in the U.S. and globally. HemCon’s advanced wound care and infection control products are designed to quickly stop moderate to severe hemorrhaging in surgery, trauma, battlefield injuries, surgical and OTC wounds. The company’s wound care products are presently either chitosan or micro-oxidized cellulose base. Chitosan has long been recognized as a robust hemostat and provides natural antibacterial properties. Historically chitosan has been difficult to reliably incorporate into manufactured wound care products. HemCon has overcome these historical limitations and has been granted patents for its proprietary lyophilized and gauze-based manufacturing processes that allow for consistent and reliable commercial grade wound care and infection control products. HemCon’s original medical device product, the HemCon Bandage, was developed in partnership with the U.S. Army. Between 2003 and 2008, the bandage was the standard issue hemorrhage control bandage for all U.S. Army soldiers and is credited with saving many lives on the battlefield. Under the Plan of Reorganization, HemCon kept its wound care/infection control medical devices business and all assets related thereto. The other segment of its operations, called the “LyP Product" which related to HemCon’s proprietary lyophilized human plasma and universal lyophilized plasma technology was spun out into a newly formed corporation and are not part of our acquisition of HemCon.

HemCon Europe (“HemConEU”) developed infrastructure as a result of significant investment from its inception in 1997. HemCon Europe through its operations in the Czech Republic and Ireland, offers supplier, subcontracting and material sourcing options along with Sterilization, Logistics and Freight service solutions for numerous products. In 2008 HemCon Medical Technologies Inc. acquired Alltracel an Irish public company which had raised over $40 million on London’s Alternative Investment Market (AIM). The funds were invested in the medical device products, infra-structure and assets prior to being acquired by HemCon Medical Technologies Inc.

Consumer wound care in the U.S. is a mature market category that is projected to have flat sales within the overall sector. The inclusive worldwide market, with projected growth from $16B in 2013 to $23B in 2017, is driven by aging population disease states with concomitant chronic and acute woundcare needs. The greatest growth will be in China, India, Brazil, and Japan; the US remains the largest market however and will be the focus of TWSI & HemCon.

Technology Platforms

Chitosan

Most HemCon products are fabricated from chitosan (pronounced “ky-toe-san”) derivatives, a naturally occurring, biocompatible polysaccharide. This chitosan platform, with its unique and natural characteristics, combined with HemCon’s proprietary manufacturing processes, allows us to bring products to the markets which are highly effective and reliable

Chitosan is a polysaccharide derived from the exoskeletons of shellfish and has long been recognized as a strong and safe coagulant that is used in products to control even severe bleeding. Its primary action works outside of the coagulation cascade thereby allowing for faster control of bleeding and use with most patients on coagulation therapies or with bleeding disorders.

Chitosan has a positive charge and it attracts red blood cells and platelets, which have a negative charge. As the red blood cells and platelets are drawn towards the bandage through this ionic interaction, a strong seal is formed at the dermal wound site. This supportive, primary seal allows the body to effectively activate its coagulation pathway, initially forming organized platelets. HemCon dressings are designed to maintain this seal and serve as a frontline support structure as the platelets and red blood cells continue to aggregate until hemostasis is achieved. HemCon dressings do not rely solely on the clotting cascade to stop bleeding. The strong sealing action described allows the body to naturally clot.

Chitosan is also naturally antibacterial, offering properties against a wide range of gram positive and gram negative organisms. The HemCon process adds to this antibacterial property allowing HemCon products to carry an FDA approved antibacterial claim. This additional benefit gives this technology a significant commercial advantage over similar competing technologies.

Infrastructure has being built and developed over the past 16 years by an experienced team of personnel with creativity and an entrepreneurial spirit dedicated to creating solutions for the most complex projects.

Oxidized Cellulose

HemCon Europe’s oxidized cellulose (m•doc™) is derived from non-genetically modified cotton linters (botanically derived). m•doc™ has been used globally as a hemostat for over 50 years. Due to the fibrous nature of the material, however it is limited in its consistency, effectiveness, and suitability for processing and potential for other applications.

HemCon Europe scientists developed a proprietary formulation and process for further manipulating and refining oxidized cellulose into various salt states, creating a much purer micronized powder format, with a uniform particle size of the order of microns (0.001 to 0.050mm). This micronized version of oxidized cellulose is achieved through a proprietary process of further oxidation, hydrolysis and refinement. The final product is chemically known as PolyAnhydroGlucuronic Acid (PAGA) and is known in the marketplace as m•doc™ - micro-dispersed oxidized cellulose

The Czech Republic, a member of the EU, is an ideal European hub as it offers a great Strategic Location, an educated work force and a lower Labor burden in both the main factory located in Jicin and the research and development laboratory in Tisnov.

Principal Products

Wound Care OTC and Professional:

Our HemCon subsidiary is engaged in the wound care retail and professional market space. Consumer wound care in the US is a mature market category that is projected to have flat sales within the overall sector. The inclusive worldwide market, with projected growth from $16B in 2013 to $23B in 2017, is driven by aging population disease states with concomitant chronic and acute woundcare needs. The greatest growth will be in China, India, Brazil, and Japan; the U.S. remains the largest market however and will be the focus of TWSI & HemCon.

HemCon currently has nine product lines in its portfolio in both professional and direct-to-consumer (DTC) markets. These products generally fall under product category of Tissue Adhesives, Sealants and Glues area of wound closure. There is some overlap with Bandages product category under wound management, but moving firmly into wound management will require some near future product innovations. The prime distinguishing characteristic of the HemCon product lines is the use of chitosan to rapidly clot moderate to heavy wounds. The m*doc product line made in our Czech subsidiary uses micro-dispensed ORC (cellulose) to achieve the same end for light bleeding.

HemCon’s focus is on wound closure and moving towards wound management:

1.	Surgery, hospital or ambulatory/outpatient, that requires clear field control of bleeding with internal, non-absorbable gauze products that have X-ray detection to avoid leaving objects behind.

2.
Catheterization, including interventional radiology and microsurgery, where patch-type products provide rapid hemostasis and effective anti-microbial barrier for small wounds, either under high pressure or oozing.

3.	Trauma, be it battlefield, EMS, ER or post-hospital, where a variety of hemostatic bandages are necessary for moderate to severe bleeding

4.	Dental surgery and ENTs, where small configurable hemostatic patches are able to be left in place to control bleeding and infection.

5.	Opportunistic segments including vets, skilled nursing, chronic care, and burns who need a variety of dressings for wound management including moist dressings.

DTC innovation from small players has accounted for the 3% DTC growth rate demonstrating the clear need for new and better consumer products. TWSI has targeted the 50m Americans currently prescribed anticoagulants (blood thinners) such as Coumadin and Plavix. The special health concerns of this substantial and rapidly expanding group is not being served by today’s highly commoditized DTC product selection. Our future acquisition criterion is well focused on specific targets that have the value added technology to clearly differentiate our products from the mature offerings today found on the stores shelves and in the professional setting. This will allow us to differentiate from the established solutions and join in the accelerated growth sector of this mature category.

Patent Portfolio:

In addition to numerous trademarks for products in all three sectors, TWSI has a robust worldwide patent portfolio available for detailed examination. The company has licensed patents from Argentum for DTC worldwide rights allowing exclusive sales of their proprietary Silverlon wound healing technology. Under skin care an option to exclusively license an innovative IP asset from Polytheraputics underlies the strategic efforts in this sector. Owned patent applications are in the final stage of examination for the Soft and Smooth disposable tampon applicator by the U.S. and international authorities. The Chitosan wound closure technology has 46 patents issued or some stage of application while the m•doc™ European Union (EU) technology is covered by 37 patents and applications.

Sales and Marketing

Products are sold to numerous channels either directly or utilizing distributors. Our over-the-counter products are sold to retail outlets utilizing industry brokers. Our wound care solutions are sold to the professional market place via our own national sales force consisting of 5 regional sale executives and 5 sales support staff. Beginning in Q2 2014 an independent contracting sales organization will begin selling our products to hospitals and clinics.

Research and Development

We have a research and development pipeline focused on healthcare consumer products, women’s health, wound care and infection control. Intellectual property is managed towards commercial realization building on an established worldwide portfolio of issued patents within our markets.

We target the large health and wellness (H&W) markets for both consumers (OTC) and professional healthcare. This market represents a long-term, high growth and profitable opportunity. Conservatively estimated at $29 Billion in ex-factory sales in the U.S. in 2012 ($51 Billion in retail sales), the H&W market has consistently grown at +3-4% annually despite the recent economic downturn and is forecasted to maintain or exceed that level of growth in the future.2
___________
2 JD Ford & Company Investment Bankers: Global Health & Wellness: State of the Industry. Resilience and Continued Growth Expected in Global Health & Wellness Industry: Copyright 2009.

Beauté de Maman™ Product Line

Our first acquisition, Beauté de Maman™ (BdM), represents our initial entry into the $500M category of products specifically targeted to Pregnancy & New Mothers (P&NM). We define the category as pregnancy support, nursing products, delivery products and other post-partum products. This category addresses unique needs of ~ 4 million pregnant women and over 20 million caregivers (sisters, mothers, other female relatives, friends, etc.) actively supporting each pregnant woman at any one time in the U.S.3 Beauté de Maman™ has been launched on a direct-to-consumer platform via the web, and tested at retail in 2013. Our plans are to launch the BdM brand into national drug and mass retail in 2014 to reach a wider consuming public.

The BdM product line is a line of skincare and other products specifically targeted for pregnant and nursing women. Each product has been extensively researched and developed to ensure the highest quality of ingredients that are known to be safe for the mother and baby while also being effective to meet the unique symptoms experienced during pregnancy and nursing.

Beaute de Maman™ represents a broad range of premium products targeted to meet the routine hygiene and unique symptomatic needs of pregnant and nursing women (e.g. Acne, nausea, stretch marks, thinning hair, etc.). Each product in this line is developed to deliver superior product performance while also being formulated with natural ingredients to be safe for the mother and developing baby.

The products are created in partnership with a board certified obstetrician designed meet the wide range of needs for women during this life stage event. We conduct extensive research with leading medical databases to ensure each ingredient is proven to be safe. The composition of each product is formulated with over 95% natural, or naturally derived ingredients. The products do not contain Parabens, BPA or Phthalates and are never tested on animals.

Principal Products

The current BdM assortment begins with a natural supplement to address symptoms of morning sickness, typically associated with the first trimester of pregnancy. In addition, the product range addresses new natural formulas to address routine skin cleansing and hair care needs. Importantly the brand provides a proprietary formula to aid in prevention of stretch marks by maintaining skin elasticity and suppleness. Next, the brand offers a nursing balm to assist in nursing. All Beauté de Maman™ products use natural, and naturally derived and herbal ingredients, each carefully selected, tested for purity and manufactured by FDA audited US facilities to the highest quality standards.

The company is planning important new line extensions in 2014 to extend the portfolio into new segments. Each year we plan on introducing 2-3 new items to the brand line. Ultimately the BdM product range will represent the pinnacle for safety and efficacy to meet the broad range of products women require.

Sales and Marketing

In the year ended December 31, 2013, we focused the sales and marketing resources for the Beaute de Maman™ brand on efficient internet portals via the brand website and selected web-based retailers. Going forward we plan to expand distribution into the conventional retail channels. Concurrent with this sales channel expansion we plan to invest in more traditional marketing elements that can drive important awareness and trial incentives for target consumers.

We retained the services of a nationally recognized broker organization to represent the sales of the product line to conventional retailers. Additionally the company retained the services of a recognized advertising agency to lead in the development of effective digital and conventional advertising materials and media plans.
____________
3 CDC, National Vital Statistics Report, August 28, 2012, Volume 61, Number 1

Research and Development

Research and development has been focused on fundamental product design and testing supporting the future portfolio plans of the business. Within the Beauté de Maman™ brand we successfully completed the development and launch in 2013 a new line of hair care products for pregnant and nursing women. We currently have several additional product development initiatives underway supporting retail launches in 2014 and beyond. We rely on our internal product development team and external technology providers working under confidentiality agreements to facilitate all development initiatives.

Consumer Industry Overview

We believe that personal health advocacy will represent a transforming dynamic within the industry. Important shifts in consumer, industry, and government dynamics are driving the need for healthcare innovation that proactively supports the “down-streaming” of care to the consumer – creating the health advocacy:

•
Consumer access to extensive healthcare information delivered in understandable content via the internet and social networking combined with important advances in medical science have enabled a higher personal awareness of the healthcare conditions and implications.

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

Consumer Healthcare Trends

These dynamics are resulting in the transformation of consumer healthcare: fueling long-term growth and transforming the consumer from passive patient to being their own personal health advocate. With this transformation is increased demand for:

1)	New outcome-based, self-care products and solutions;

2)	New health literacy tools to enable the consumer to be an effective and self-directed health advocate; and

3)	New and more convenient access and delivery of consumer health products, solutions, and services often avoiding the traditional “Gatekeepers” in the healthcare system.

Citizens of the post-industrial economies are aging at a rapid pace. In the United States alone seven million baby boomers became 65 in 2011. As a percentage of all Americans, baby boomers represent a full twenty six percent (26%). The profound effects this will have on our society and healthcare system cannot be understated. As members of the most affluent generation in history boomers have an increased interest in health matters and utilize multiple technology formats to both learn and obtain better health. Looking back at the aging process of their parents they want to avoid the costly and quality of life decreasing elder stage of their parental generation. Participation by consumers worldwide in health and wellness has resulted in a $600 billion marketplace.

Combining the desire to control their own personal wellness with the macro-economic drivers to reduce healthcare cost produces a perfect convergence supporting market demand for efficacious and affordability of direct to the consumer solutions. During the recent economic turbulence, health and wellness remains a top priority for the consumer. In relationship to demand for other consumer product segments the wellness sector has maintained a robust level of demand.

Core needs of the new “Personal Health Advocate”

Meeting the core needs of the new personal health advocate is our management’s primary strategic focus for the OTC portfolio at TWSI. We are targeting high growth and margin opportunity categories that provide a fundamental linkage back to the new consumer needs for brands and products that encourage high personal involvement/engagement and are consistent with personal health advocacy trends. More specifically, we are focused on categories and market space opportunities that represent:

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

Other Operations

Revenue Mix

As a result of the above transactions, as of December 31, 2013, our primary operations are directed to HemCon. TWSI has also developed complete commercial capability related to developing, marketing and selling, Beaute de Maman™ product line and future OTC products into conventional Drug, Food and Mass retail channels. Further TWSI has successfully created and operates a complete fulfillment capability to efficiently process consumer orders via the internet channel.

Employees

As of December 31, 2013, we had 53 direct employees of TriStar Wellness Solutions, Inc. Our core operating management team was working under individual consulting agreements. In early 2013 we executed employment contracts with our core management members. Our Chief Financial Officer is the only member of our management that continues to perform services on a consulting basis. Currently, HemCon employs 43 people, including 12 in managerial positions and 31 people in non-managerial positions Additionally HemCon employs 6 “temporary” non-managerial employees via employment agencies on a full time basis.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history. We may not successfully address these risks and uncertainties or successfully market our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate. In 2013 we had over $3.7 million in revenues from our wholly-owned subsidiary, HemCon, and from sales of our Beaute de Maman™ product line, but we had a net loss of net loss of $12.6 million for the year ended December 31, 2013. For the year ended December 31, 2013, we had net cash provided by (used in) operating activities of $2.6 million and had $0.2 million in cash on hand on December 31, 2013, while our monthly cash flow burn rate was approximately $0.2 million, excluding professional fees and consultants on an as needed basis. As a result, we have short term cash needs. These needs are currently being satisfied through proceeds from the sales of our securities and the issuance of debt instruments. We currently do not believe we will be able to satisfy our cash needs from our revenues until 2015. As a result, if we are not successful in continuing to raise money from the sale of our securities, we likely would not be able to continue as a going concern. Unanticipated problems, expenses, and delays are frequently encountered in establishing unique products in a mature marketplace, like wound care management. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, delays in product development, and inadequate sales and marketing. The failure by us to address satisfactorily any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

While we had over $3.7 million in revenues from our wholly-owned subsidiary, HemCon, and from sales of our Beaute de Maman™ product line we had a net loss of net loss of $12.6 million for the year ended December 31, 2013. As a result we have significant capital needs. Our future capital requirements will depend on many factors, including our ability to grow HemCon’s and Beaute de Maman™’s operations, develop the Soft and Smooth Assets, identify and acquire solid companies, our ability to generate positive cash flow from operations, and the effect of competing market developments. We will need additional capital in the near future. Any equity financings will result in dilution to our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on terms deemed unfavorable.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

Since our change of control transaction closed on April 27, 2012, we have relied on financing from investors and our officers and directors to fund operations. We have limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to market our products successfully, our ability to generate positive cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional financing beyond our anticipated cash flow from current operations. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings, or other such means. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose us to liquidity problems. Any financing, if available, may be on terms deemed unfavorable. If adequate funds are not obtained, we may be required to reduce or curtail operations.

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

Our current investments are in the medical device and products field. The medical device and products industry is a highly competitive industry and the products that we currently have an interest in may not compete well in the marketplace, which could cause our revenues to be less than expected, and/or may cause us to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.

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

The medical device and products industry is intensely competitive and subject to rapid and significant technological changes. A large number of companies are pursuing the development of medical devices and products for markets that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and other countries. In addition, companies pursuing different but related fields represent substantial competition. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer medical device development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than do we. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

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

ITEM 2 – PROPERTIES

Our office space is approximately 2,500 square feet and we lease the space rent-free from NorthStar Consumer Products, LLC, an entity controlled by John Linderman and James Barickman, two of our executive officers. Beginning in 2013 we began paying a pro rata portion of the rent for our office space, of $2,900 per month.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted for trading on OTC Markets, OTCQB tier of OTC Link ATS, under the trading symbol “TWSI”. Our common stock was originally listed on the OTC Bulletin Board on May 28, 2002, but was delisted on September 19, 2011, due to our failure to file our Quarterly Report on Form 10-Q for June 30, 2011. We are now current in our ’34 Act reporting obligations. If management elects to attempt to re-list on the OTC Bulletin Board we must have a market maker file a 15c2-11 application on our behalf and be approved by FINRA.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2013 and 2012, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions. On January 18, 2013, we effected a 1-for-1,000 reverse stock split. The numbers below reflect the reverse stock split.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2012	First Quarter	$5.00	$0.90
	Second Quarter	$28.50	$1.00
	Third Quarter	$22.00	$4.00
	Fourth Quarter	$13.00	$6.00

2013	First Quarter	$9.40	$1.00
	Second Quarter	$2.75	$2.21
	Third Quarter	$2.75	$1.70
	Fourth Quarter	$2.00	$1.44

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

Holders

As of December 31, 2013, there were approximately 21,847,268 shares of our common stock outstanding held by 1,515 holders of record and numerous shares held in brokerage accounts. As of April 15, 2014, there were 23,041,715 shares of our common stock outstanding. As of June 30, 2013, there were 45,537,268 shares of our common stock outstanding. Of these shares, 12,662,268 were held by non-affiliates. On the cover page of this filing we value the 12,662,268 shares held by non-affiliates at $34,821,237. These shares were valued at $2.75 per share, based on our share price on June 30, 2013.

Warrants

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

During the first quarter of 2013, we issued 375,000 fully vested warrants to consultants with exercise prices of $0.45 and with a five year terms. Each warrant is exercisable into one share of common stock.

During the first quarter of 2013, we issued 25,000 warrants to Chord Advisors, LLC, a company affiliated with David Horin, our Chief Financial Officer, with an exercise price of $0.45 and a five year term. Each warrant is exercisable into one share of common stock.

In March 2013, In connection with the Argentum Agreement, we issued Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share. The warrant vests in two equal installments of 375,000 shares each, with the vesting based on product’s success in obtaining certain approvals from the Food and Drug Administration.

In connection with our acquisition of HemCon in May 2013 we borrowed money from several different parties and in connection with those promissory notes we issued warrants to the holders, as follows:

1)
We issued DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, warrants to purchase 1,500,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

2)
We issued the Lawrence K. Ingber Trust warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

3)
We issued Mr. James Linderman, the father of one of our officers and directors, warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

4)
We issued Mr. James Barickman, one of our officers and directors, warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

5)
We issued Mr. John Linderman, one of our officers and directors, warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

6)	We issued Mr. Harry Pond warrants to purchase 21,600 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

In the third quarter of 2013, in connection with the issuance of a promissory note, we issued DayStar Funding, LP, warrants to purchase 282,000 shares of our common stock at an exercise price $2.69 per share, which was the fair market value of our common stock on the date of issuance.

In the fourth quarter of 2014, in connection with the issuance of a promissory note, we issued warrants to purchase 1,000,000 shares of our common stock at an exercise price $1.80 per share, which was the fair market value of our common stock on the date of issuance.

During the fourth quarter of 2013, we converted approximately $1.1 million in compensation owed to our executive officers into an aggregate of 2,200,000 warrants with a fair value of $1.9 million, with a strike price of $1.00 per share.

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

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2013, we issued the following unregistered securities:

On November 18, 2013, we issued 100,000 shares of our common stock, restricted in accordance with Rule 144, to a non-affiliated investor in exchange for $100,000 pursuant to a stock purchase agreement dated August 28, 2013. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by the investor in the stock purchase agreement, due to the fact the investors were either accredited or sophisticated investors, and the investor is familiar with our operations.

In December 2013, we received a notice of conversion from New Horizon, Inc., notifying us that it wished to convert $4,000 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated February 21, 2013 into 500,000 shares of our common stock. The shares were issued on December 17, 2013, without a restrictive legend since New Horizon’s note is derived from and purchased from Ms. Alter’s promissory note dated in April 2012, and it is a non-affiliate. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact New Horizon, Inc. has held the promissory note since February 2013, is either an accredited or sophisticated investor and is familiar with our operations.

In the fourth quarter of 2013, in connection with the issuance of a promissory note, we issued warrants to purchase 1,000,000 shares of our common stock at an exercise price $1.80 per share, which was the fair market value of our common stock on the date of issuance. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by the investor, due to the fact the investors were either accredited or sophisticated investors, and the investor is familiar with our operations.

During the fourth quarter of 2013, we converted approximately $1.1 million in compensation owed to our executive officers into an aggregate of 2,200,000 warrants with a fair value of $1.9 million, with a strike price of $1.00 per share. Of these warrants 550,000 were issued to Mr. John Linderman in exchange for $275,000 in compensation owed, 550,000 were issued to James Barickman in exchange for $275,000 in compensation owed, 550,000 were issued to Frederick A. Voight in exchange for $275,000 in compensation owed, and 550,000 were issued to Michael Wax in exchange for $275,000 in compensation owed. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on the fact the recipients are our offices and directors and are familiar with our operations.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-K of TriStar Wellness Solutions, Inc. for the period ended December 31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We were incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of our incorporation through April 27, 2012, we had several name changes and different business plans all under prior management that is no longer with the company. On April 27, 2012, we underwent a change of control transaction and changed our business plan. On January 7, 2013, we changed our name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. We conduct our current operations under the name TriStar Wellness Solutions, Inc.

We are a company focused on bringing new technologies to consumers and patients that address underserved therapeutic healthcare opportunities based on a combination of superior science, product development and market positioning worldwide. Each of our products is designed to improve health advocacy and medical outcomes through superior and proven technologies. Our innovative products and technologies focus in three categories:

•
Wound Care products focused on superior hemostasis and infection control through the exploitation of proprietary and in licensed technologies targeting a wide range of professional medical (e.g., surgery, dialysis, post-procedure recovery), trauma, military and consumer OTC (over the counter) applications reducing the total cost of care. The company has developed FDA approved products targeted to specific procedures within the broad professional care medical market as well as innovative products targeted to the global OTC (consumer self-care) wound care market which have received FDA clearance, CE approval and other international approvals. The superiority of the hemostasis properties of the product is demonstrated through its inclusion in the U.S. Department of Defense’s Committee on Tactical Combat Casualty Care guidelines.

•
Women’s Health products initially focused on the unique needs during pregnancy and nursing. Longer-term we plan to expand the TWSI portfolio to address broader, under-met needs in women’s health. We market to the maternity segment under the Beaute de Maman™ brand sold via traditional retailers and internet portals. The women’s healthcare market is projected to achieve 5.9% compounded annual growth rate from 2010 to 2016.1 Our management believes the incremental pace of market expansion within this category, combined with the traditional role for women as the household-family health decision maker, supports the company’s commercial initiative. By introducing our brands to this critical wellness consumer we believe we are building a positive relationship for our future brands and product solutions.

•
Therapeutic Skin Care products leveraging a proprietary delivery system enabling superior dosing and consumer therapeutic benefits related to several OTC skin care needs. These technology applications are being developed for potential third party licensing or internal brand expansion.

Results of Operations for the Years Ended December 31, 2013 and 2012

Summary of Results of Operations (in thousands)

	Year Ended December 31,
	2013	2012
Revenue	$3,776	$-
Cost of goods sold	3,074	-
Gross Profit	702	-

Operating expenses:
General and administrative	7,331	999
Research and development	2,462	700
Amortization of intangible assets	59	84
Impairment of intangible assets	15	-
Total operating expenses	9,867	1,783

Operating loss	(9,165)	(1,783)

Net loss	(12,628)	(2,248)
_____________________
4 Euromonitor Research & ACNielson Market Projects Expecting Mothers and Women’s Health-GAGR: Trade Sources & National Statistics: Copyright June 2012.

Operating Loss

We had an operating loss of approximately $9,165 for the year ended December 31, 2013, compared to an operating loss of approximately $1,783 for the year ended December 31, 2012. This difference was largely attributable to the fact that during the year ended December 31, 2012 we had minimal operations, with no revenue and incurred approximately $1,783 in operating expenses. In contrast, during the year ended December 31, 2013, we acquired HemCon and had its operations and the Beaute de Maman™ product line, which resulted in us having significantly more revenues but also significantly more costs of goods sold and operating expenses, leaving us with a significant net loss for the year ended December 31, 2013 (approximately $12,628) compared to December 31, 2012 (approximately $2,248).

This net operating loss for 2013 is a common occurrence when a company grows by acquisition, especially when that is accomplished by purchasing a company out of bankruptcy that is in a turn-around situation, even when that company is purchased at a very attractive price. It often takes time to integrate systems, products, marketing, production, and personnel. It also can take some time to reestablish relationships with former customers. However, when that is accomplished successfully, a dramatic increase in revenues and profitability is often the expected result. As value and equity rises the Return on Investment (ROI) is often results at a higher multiple than an asset purchased at a steep price. At an acquisition price of approximately $3.1 robust returns are expected in the future.

Revenue

Our Revenue for the year ended December 31, 2013 was approximately $3,776 compared to $0 for the year ended December 31, 2012. Revenue is primarily attributed to the operations of HemCon Medical Technologies, lnc. amounting to $3,658. Revenue is attributed to sales of hemostatic, infection control and wound management products for surgical, health care, consumer and military markets. The cost of the acquisition was approximately $3,139. Cash outflows from operations were $2,573 or approximately $214 per month.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2013 were approximately $3,074, compared to $0 for the same period in 2012. The cost of goods sold for the year ended December 31, 2013 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $2,814 or approximately 77% of HemCon’s revenue for the year ended December 31, 2013 operating at 8% of current manufacturing capacity.

General and Administrative Expenses

General and administrative expenses were approximately $7,331 for the year ended December 31, 2013, compared to approximately $999 for the year ended December 31, 2012, of which $1,485 are due to the inclusion of expenses related to our HemCon and $4,414 being primarily associated with non-cash equity-based charges. Our primary general and administrative expenses were $1,239 from compensation to related parties, $1,576 from professional fees related to TriStar such as audit, marketing and legal fees, and $1,486 related to salaries, occupancy cost, utilities etc. related to HemCon.

Sales, Marketing and Development

Our expenses related to sales, marketing and development are $2,462 for the year ended December 31, 2013, compared to $700 for the year ended December 31, 2012. The increase in the expense is the investment in key strategic revenue and business drivers setting the platform for the longer term success of the company.

Amortization of Intangible Assets

During the year ended December 31, 2013, we had $59 in amortization of intangible assets related to trade name, patents, non-compete agreements and customer lists acquired in the HemCon acquisition.

Interest Expense

Interest expense was $2,609 for the year ended December 31, 2013, compared to $35 for the year ended December 31, 2012. During the year ended December 31, 2013 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued during 2013.

Inducement Expense

Inducement expense $802 for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2012. During the year ended December 31, 2013 inducement expense primarily related to the conversion of approximately $1.1 million in executive officers compensation into 2,200,000 warrants with a fair value of $1.9 million, with a strike price of $1.00 per share.

Liquidity and Capital Resources for Year ended December 31, 2013 and 2012

Introduction

During the year ended December 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2013 was $193. With a monthly cash burn rate of approximately $225 per month we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2013 compared to December 31, 2012, respectively, are as follows (in thousands):

	December 31, 2013	December 31, 2012	Change

Cash and Cash Equivalents	$193	$11	$182
Total Current Assets	3,653	23	3,630
Total Assets	5,558	24	5,534
Total Current Liabilities	9,140	893	8,247
Total Liabilities	$9,188	$893	$8,295

Our total assets increased by $5,534 as of December 31, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to the increases in our property and equipment, inventory, and accounts receivable primarily related to HemCon.

Our current liabilities increased by $8,247, as of December 31, 2013 as compared to December 31, 2012. A large portion of this increase was due to significant increases in our short terms notes, our accounts payable and accrued expenses, and our accounts payable and accrued expenses due to related parties related to the acquisition of HemCon and funding of operating losses.

In order to repay obligations as they fall due, we will be required to raise significant capital. We may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2013 of $193 and $11 as of December 31, 2012. We have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. The Company borrowed $5,806 from mostly related parties. Currently we do not believe we will be able to satisfy our cash needs from operating cash generated and are reliant on the continued ability to raise capital.

Sources and Uses of Cash

Operations

Net cash used in operating activities was $2,573 for the year ended December 31, 2013, compared to $342, for the year ended December 31, 2012. For the year ended December 31, 2013, net cash used in operating activities consisted primarily of our net loss of $12,628, adjusted for non-cash changes including the issuance of warrants for research and development of $3,726, issuance of warrants for services of $688, amortization of debt discount of $2,002, inducement expense of $802, offset by changes in working capital related to accounts payable and accrued expenses – related party of $1,866 inventory of $278, and accounts payable and accruals of $489 accounts receivable $15 and deferred revenue of ($72), and other non-current assets of ($18).

Investments

Net cash used in investing activities of $3,139 for the year ended December 31, 2013 compared to $1 for the year ended December 31, 2012. In the year ended December 31, 2013 the net cash used by investing activities relate to the acquisition of HemCon.

Financing

Net cash provided by financing activities for the year ended December 31, 2013 was $5,913, compared to $384 for the year ended December 31, 2012. For the period in 2013, our financing activities consisted of $4,110 from proceeds from issuance of short terms notes – related party, $50 from proceeds from issuance of convertible notes – related party, $250 from issuance of Series D Convertible Preferred Stock, $1,646 from proceeds from issuances of short term notes, and $502 from proceeds from the issuance of common stock, offset by repayment of notes of $645.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Total
Debt obligations	$-	$-	$-	$-	$ -	$-
Service contracts	$-	$-	$-	$ -	$-	$-
Operating leases	$524	$141	$25	$-	$-	$690
	$524	$141	$25	$-	$-	$690

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

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud. No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2013.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2013, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

John Linderman	57	Chief Executive Officer, President and Director

David Horin	45	Chief Financial Officer, Chief Accounting Officer and Secretary

James Barickman	57	Chief Marketing Officer and Director

Michael Wax	62	Chief Development Officer and Director

Frederick A. Voight	57	Chief Investment Officer and Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

John Linderman is our Chief Executive Officer, President and a member of our Board of Directors. From 2002 until 2013, Mr. Linderman was the Managing Director of NorthStar Partners a strategic consulting company where he led the company’s core strategic and business development practice areas with a wide range of consumer packaged goods and B2B clients such as International Paper, ServiceMaster, and Sealy. Prior to NorthStar, Mr. Linderman was a partner of a leading strategic consulting practice specializing in path-to-market solutions for consumer products industry clients. Earlier, Mr. Linderman held marketing positions at several leading consumer packaged goods companies, including an eight-year tenure (from 1984 until 1992) at Nabisco where he held the following positions: Marketing Director, Refrigerated Products. At Nabisco he was exposed to traditional brand building in refrigerated foods and dry grocery segments. Additionally, Mr. Linderman was instrumental in successfully establishing the first Trade Marketing function at Nabisco and managed the functional area for many years. Prior to Nabisco, Mr. Linderman was in marketing and sales at Vlasic Foods (division of Campbell Soup Company), Quaker Oats Company and Scott Paper Company. Mr. Linderman has degrees from the University of Delaware and Cornell University.

David Horin was appointed as our Chief Financial Officer on October 25, 2012. Mr. Horin is currently the President of Chord Advisors, LLC, an advisory firm that provides targeted financial solutions to public (small-cap and mid-cap) and private small and mid-sized companies. From March 2008 to June 2012, Mr. Horin was the Chief Financial Officer of Rodman & Renshaw Capital Group, Inc., a full-service investment bank dedicated to providing corporate finance, strategic advisory, sales and trading and related services to public and private companies across multiple sectors and regions. From March 2003 through March 2008, Mr. Horin was the Managing Director of Accounting Policy and Financial Reporting at Jefferies Group, Inc., a full-service global investment bank and institutional securities firm focused on growth and middle-market companies and their investors. Prior to his employment at Jefferies Group, Inc., from 2000 to 2003, Mr. Horin was a Senior Manager in KPMG’s Department of Professional Practice in New York, where he advised firm members and clients on technical accounting and risk management matters for a variety of public, international and early growth stage entities. Mr. Horin has a Bachelor of Science degree in Accounting from Baruch College, City University of New York. Mr. Horin is also a Certified Public Accountant.

James (Jamie) Barickman is our Chief Marketing Officer and a member of our Board of Directors. Prior to joining us, Mr. Barickman was the Managing Director of NorthStar Partners from 2002 to 2013, where he led the company’s core strategic and innovation practice areas with particular focus on the consumer healthcare products industry and clients such as Johnson & Johnson, GlaxoSmithKline, Teva Pharmaceuticals, and Roche Diagnostics. In addition, Jamie led NorthStar’s global markets and new business model practice areas. Prior to NorthStar, Mr. Barickman was a senior member of a leading strategic consulting practice specializing in path-to-market solutions for consumer products industry clients. Earlier, Mr. Barickman held marketing and new product development positions at several leading consumer package goods companies, including American Home Products, as well as spent 10 years in the marketing communications industry with DDB providing marketing services to a broad range of clients and industries. Mr. Barickman is a graduate with honors of Williams College and has been active in public education for over 10 years; he is currently a vice-chairman of the Redding, CT Board of Education.

Michael Wax is our Chief Development Officer and a member of our Board of Directors. He began his professional career in New York City at CBS Inc. as a key member of a small team of international strategic planning executives responsible for acquiring, divesting and operating international divisions, a position he held from 1978 to 1981. While there he helped to complete numerous multinational transactions across a wide array of businesses in the communications industry. In 1981, he joined American Express and continued his trans-Atlantic business development career with specific responsibilities for coordinating administration and operational tasks with acquisitions and divestments. Mr. Wax began his career in the greater Boston area by founding Wax & Company and Avatar Securities Corporation, a boutique investment banking concern focused on mid-cap transactions primarily with medical technology innovations. Mr. Wax was the firm’s listed principal with the SEC for this registered broker/dealer. Mr. Wax personally held FINRA security licenses Series 27, Financial & Operations Principal, Series 24, General Security Principal, and Series 7 & 63, General Security Representative. Avatar provided equity and debt capital formation, strategic consulting and mergers and acquisition transaction services as well as valuations and fairness opinions. In 1996 Mr. Wax moved to Bend, Oregon and co-founded DesChutes Medical Products, Inc., where as President and CEO he guided the company from the patent formation stage, through commercial product launch and to complete divestment. During his tenure at DesChutes he successfully initiated an international distribution strategy as well introducing OTC products to the domestic retail markets. Numerous products were developed and harvested to larger medical companies. In early 2009 DesChutes was sold to Jarden Corporation (JAH:NYSE). Several months later he co-founded All Green Capital, LLC, a structured finance consulting concern with specific focus on structured finance of renewable energy projects and companies. Mr. Wax holds a graduate degree from the University of Chicago. He has been a founding board member and Chairman of Oregon State University, Cascades Campus and presently sits on the strategic planning board of St. Charles Medical Center in Bend, Oregon.

Frederick A. Voight is our Chief Investments Officer and a member of our Board of Directors. Mr. Voight has served as the Managing Director of F.A. Voight & Associates LP, since its inception in 1994. Mr. Voight has more than twenty-five years of experience in managing both public and private company investments. He has previous experience as the Chairman and CEO of a public company and has served as a director of several public and numerous private companies. From June 1983 until August 1994, Mr. Voight owned and operated a chain of retail lumber and home centers in New Jersey and Pennsylvania. From May 1992 until October 1994, he served as Chairman of the Board of Directors and Chief Executive Officer of Skylands Park Management, Inc., a publically traded NASDAQ company and led the company through two public offerings. From December 2004 until March 2006, he served as a director for Cell Robotics International, Inc., a publicly traded company that was a developer and manufacturer of bio-photonic technologies for clinical and medical research. He also served as a director for the DesChutes Medical Products Co., an Oregon company specializing in the design, manufacture, and marketing of innovative products for the medical self-help market, from September 2006 until January 2009 when the company was sold to Jarden Corporation (JAH:NYSE). Mr. Voight served as a director of EPV Solar, Inc., a Robbinsville, NJ PV manufacturing company, from June 1999 through 2010 and as Chairman of the Board from October 2006 until July 2009. Mr. Voight also served from November 2010 until January 2013 as the Managing Director, Investments for InterCore Energy Inc. (ICOR:OTCBB), a publicly-traded clean energy technology company. Mr. Voight has a degree in business administration and majored in finance.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2013 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2013, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
John Linderman	0	0	1
David Horin	0	0	1
James Barickman	0	0	3
Michael Wax	0	0	3
Frederick A. Voight	0	0	3

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2013;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2013,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2013, 2012 and 2011, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
John Linderman(1) Chief Executive Officer, President and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	275,000(10)	275,000(10)
David Horin(2) Chief Financial Officer and Secretary	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
James Barickman(3) Chief Marketing Officer and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	275,000(10)	275,000(10)
Michael Wax(4) Chief Development Officer and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	275,000(10)	275,000(10)
Frederick A. Voight(5) Chief Investment Officer and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	275,000(10)	275,000(10)
Harry Pond(6) Former Chief Executive Officer and Former Director	2013 2012 2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gerald Lau(7) Former President, Chief Executive Officer	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Sean Webster(8) Former Secretary, Treasurer, Chief Financial Officer	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
James Yiu Yeung Loong (9) Former Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) John Linderman was appointed our Chief Executive Officer and President on February 1, 2013.

(2) David Horin was appointed our Chief Financial Officer on October 25, 2012, and appointed as our Secretary on February 1, 2013.

(3) James Barickman was appointed our Chief Marketing Officer on February 1, 2013.

(4) Michael Wax was appointed our Chief Development Officer on February 1, 2013.

(5) Frederick A. Voight was appointed our Chief Investment Officer on February 1, 2013.

(6) Harry Pond was appointed as our President and Secretary on April 27, 2012, and resigned from both positions, effective February 1, 2013.

(7) Gerald Lau was appointed our President and Chief Executive Officer on March 27, 2007. Mr. Lau resigned from these positions effective April 27, 2012. Mr. Lau resigned as one of our directors effective November 19, 2012.

(8) Sean Webster was appointed as a director of our company on August 6, 2008 and as our Secretary, Treasurer and Chief Financial Officer on October 6, 2008. Mr. Webster resigned from these positions effective April 27, 2012.

(9) James Yiu Yeung Loong was appointed as a director of our company on April 1, 2008 and resigned on April 6, 2011.

(10) The listed executive officer exchanged $275,000 due in accrued compensation for warrants to purchase 550,000 shares of our common at $1.00 per share. The warrants vested immediately.

Employment Contracts

We currently have written employment agreements with the following executive officers:

Under the terms of the employment agreement with Mr. Linderman, he will serve as our President and Chief Executive Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Linderman’s duties and responsibilities will be those generally associated with a Chief Executive Officer. His compensation will be $300,000 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

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

Director Compensation

The following table sets forth director compensation for 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Linderman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Barickman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael Wax	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Frederick A. Voight	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Harry Pond(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Pond resigned from our Board of Directors effective February 1, 2013.

No director received compensation for the fiscal years December 31, 2013 and December 31, 2012. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

John Linderman	550,000	-0-	-0-	1.00	4 years	-0-	-0-	-0-	-0-

David Horin	25,000	-0-	-0-	0.45	4 years	-0-	-0-	-0-	-0-

James Barickman	550,000	-0-	-0-	1.00	4 years	-0-	-0-	-0-	-0-

Michael Wax	550,000	-0-	-0-	1.00	4 years	-0-	-0-	-0-	-0-

Frederick A. Voight	550,000	-0-	-0-	1.00	4 years	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

During the fourth quarter of 2013, we converted approximately $1.1 million in compensation owed to our executive officers into an aggregate of 2,200,000 warrants with a fair value of $1.9 million, with a strike price of $1.00 per share. These were the only equity awards issued for compensation during the year ended December 31, 2013. Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2013.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	John R. Linderman (3)	President, Chief Executive Officer and Director	13,419,445	(4)	39%(4)

Common Stock	David Horin (3)	Chief Financial Officer and Secretary	25,000	(5)	<1%(5)

Common Stock	James H. Barickman (3)	Chief Marketing Officer and Director	13,225,000	(6)	38%(6)

Common Stock	Frederick A. Voight (3)	Chief Investment Officer and Director	27,602,000	(7)	59%(7)

Common Stock	Michael Wax (3)	Chief Development Officer and Director	550,000	(8)	2%(8)

Common Stock	Rockland Group, LLC	5% Shareholder	49,551,177	(9)	72%(9)

Common Stock	M&K Family Limited Partnership	5% Shareholder	25,000,000	(10)	36%(10)

	All Officers and Directors as a Group (5 persons)		54,821,445	(4) – (8)	78%(4) – (8)

(1)
Based on 23,041,713shares of common stock outstanding as of April 15, 2014. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 10 Saugatuck Ave., Westport CT 06880.

(3)	Indicates an officer and/or director of the Company.

(4)
Includes 2,069,445 shares of common stock (of which 1,875,000 shares are in the name of Northstar Consumer Products, and 194,445 in the name of Pensco), warrants to purchase 550,000 shares of our common stock at $1.00 per share, warrants to purchase 87,500 shares of our common stock at $2.19, warrants to purchase 25,000 shares of our common stock at $2.74, and 427,500 shares of Series D Convertible Preferred Stock (convertible into 10,687,500 shares of our common stock). For the Series D Convertible Preferred Stock and the 1,875,000 shares of common stock held in the name of Northstar Consumer Products, LLC, it is an entity managed by Mr. Linderman and Mr. Barickman (the other half of Northstar’s ownership has been attributed to Mr. Barickman for the purposes of this table), so Mr. Linderman’s ownership is one-half of the 3,750,000 shares of our common stock and one-half of the 855,000 shares of our Series D Convertible Preferred Stock held by Northstar Consumer Products, LLC. Northstar has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(5)	Includes warrants to purchase 25,000 shares of our common stock at $0.45 per share. The warrants vested immediately upon granting.

(6)
Includes 1,875,000 shares of common stock in the name of Northstar Consumer Products, warrants to purchase 550,000 shares of our common stock at $1.00 per share, warrants to purchase 87,500 shares of our common stock at $2.19, warrants to purchase 25,000 shares of our common stock at $2.74, and 427,500 shares of Series D Convertible Preferred Stock (convertible into 10,687,500 shares of our common stock). For the Series D Convertible Preferred Stock and the 1,875,000 shares of common stock held in the name of Northstar Consumer Products, LLC, it is an entity managed by Mr. Linderman and Mr. Barickman (the other half of Northstar’s ownership has been attributed to Mr. Linderman for the purposes of this table), so Mr. Barickman’s ownership is one-half of the 3,750,000 shares of our common stock and 855,000 shares of our Series D Convertible Preferred Stock held by Northstar Consumer Products, LLC. Northstar has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(7)
Includes 3,750,000 shares of our common stock and 850,000 shares of our Series D Convertible Preferred Stock held by Rivercoach Partners, LP, an entity managed by Mr. Voight, as well as warrants to purchase 550,000 shares of our common stock held in Mr. Voight’s name, and warrants to purchase 2,052,000 shares of common stock at $2.74 per share held in the name of Daystar Funding, LP. The Series D Preferred Shares are convertible into 21,250,000 shares of our common stock. Rivercoach has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(8)	Includes warrants to purchase 550,000 shares of our common stock at $1.00 per share.

(9)
Includes 4,026,177 shares of our common stock, 405,000 shares of our Series A Convertible Preferred Stock, 1,000,000 shares of our Series B Preferred Stock, and 1,540,000 shares of our Series D Convertible Preferred Stock.  Rockland Group, LLC is an entity controlled by Mr. Harry Pond, one of our former officers and directors.  The Series A Preferred Shares are convertible into 2,025,000 shares of our common stock.  The Series B Preferred Shares are convertible into 5,000,000 shares of our common stock.  The Series D Preferred Shares are convertible into 38,500,000 shares of our common stock.  Rockland Group has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(10)
Includes 3,750,000 shares of our common stock and 850,000 shares of our Series D Convertible Preferred Stock. The M&K Family Partnership has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set out below, as of December 31, 2013, we had not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

During the fourth quarter of 2013, we converted approximately $1.1 million in compensation owed to our executive officers into an aggregate of 2,200,000 warrants with a fair value of $1.9 million, with a strike price of $1.00 per share. Of these warrants 550,000 were issued to Mr. John Linderman in exchange for $275,000 in compensation owed, 550,000 were issued to James Barickman in exchange for $275,000 in compensation owed, 550,000 were issued to Frederick A. Voight in exchange for $275,000 in compensation owed, and 550,000 were issued to Michael Wax in exchange for $275,000 in compensation owed.

On August 15, 2013, we entered into a stock purchase agreement with John Linderman, our President and Chief Executive Officer, pursuant to which Mr. Linderman purchased 194,445 shares of our common stock for $175,000, or $0.90 per share.

Prior to closing the acquisition of HemCon we borrowed money from, and issued warrants to, several related parties:

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

2) A Promissory Note with James Linderman, the father of one of our officers and directors, in the principal amount of $100,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

3) A Promissory Note with James Barickman, one of our officers and directors, in the principal amount of $50,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

4) A Promissory Note with John Linderman, one of our officers and directors, in the principal amount of $50,000. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance.

During the first quarter of 2013, we issued 25,000 warrants to Chord Advisors, LLC, a company affiliated with David Horin, our Chief Financial Officer, with an exercise price of $0.45 and a five year term. Each warrant is exercisable into one share of common stock.

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

Corporate Governance

As of December 31, 2013, our Board of Directors consisted of Mr. John Linderman, Mr. James Barickman, Mr. Michael Wax and Mr. Frederick A. Voight. We did not have a board member that qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by M&K CPAS, PLLC for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees and Audit Related Fees	$85,000	$37,100
Tax Fees	$0	Nil
All Other Fees	$0	Nil
Total	$85,000	$37,100

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

The board of directors has considered the nature and amount of fees billed by M&K CPAS, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining M&K CPAS PLLC’s independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)
3.9	Certificate of Designation filed with the Secretary of State of Nevada on July 27, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2009)
3.10	Certificate of Change filed with the Secretary of State of Nevada on June 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009)
3.11*	Certificate of Designation for Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on June 19, 2012
3.12*	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 29, 2012
3.13*	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on January 7, 2013
(10)	Material Contracts
10.1	Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC dated April 27, 2012 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2012)
10.2	License and Asset Option Purchase Agreement with NorthStar Consumer Products, LLC dated June 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.3	Agreement for the Purchase of Preferred Stock with Rockland Group, LLC dated June 29, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.4	Subsidiary Acquisition Option Agreement with Xinghui Ltd. dated April 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.5	Marketing and Development Services Agreement with InterCore Energy, Inc. dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.6	Purchase and Assignment of Rights Agreement with RWIP, LLC dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.8	Asset Purchase Agreement with Northstar Consumer Products, LLC, dated February 4, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.9	Asset Purchase Agreement with HLBC Distribution Company, Inc., dated February 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.10	Employment Agreement with John R. Linderman dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.11	Employment Agreement with James Barickman dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.12	Employment Agreement with Fredrick A. Voight dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.13	Employment Agreement with Michael S. Wax dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.14	Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement with Argentum Medical, LLC dated March 7, 2013
10.15*	Stock Purchase Agreement with John Linderman dated August 15, 2013
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

TriStar Wellness Solutions, Inc.

Dated: April 16, 2014	By:	/s/ John R. Linderman
John R. Linderman
Chief Executive Officer, President, and a Director

Dated: April 16, 2014	By:	/s/ David Horin
David Horin
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2014	By:	/s/ John R. Linderman
John R. Linderman
Chief Executive Officer, President, and a Director

Dated: April 16, 2014	By:	/s/ David Horin
David Horin
Chief Financial Officer and Secretary

Dated: April 16, 2014	By:	/s/ James H. Barickman
James H. Barickman
Chief Marketing Officer and a Director

Dated: April 16, 2014	By:	/s/ Frederick A.Voight
Frederick A.Voight
Chief Investment Officer and a Director

Dated: April 16, 2014	By:	/s/ Michael Wax
Michael Wax
Chief Development Officer and a Director

INDEX

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders' Deficit	F-5
Consolidated Statements of Cash Flows	F-6
Consolidated Notes to the Financial Statements	F-7

Supplementary Data
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TriStar Wellness Solutions, Inc.

We have audited the accompanying consolidated balance sheets of TriStar Wellness Solutions, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriStar Wellness Solutions, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered reoccurring losses from operations, and has an accumulated deficit and working capital deficit as of December 31, 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
April 15, 2014
Houston, TX
www.mkacpas.com

TRISTAR WELLNESS SOLUTIONS, INC.
CONSOLIDATAED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$193	$11
Accounts receivables, net	638	-
Prepaid expenses and other	178	-
Other receivables	1,500	-
Inventories, net	1,144	12
Total current assets	3,653	23
Non-current assets
Property and equipment, net	997	1
Intangible assets, net	867	-
Other non-current assets	41	-
Total non-current assets	1,905	1
TOTAL ASSETS	$5,558	$24

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,321	$33
Accounts payable and accrued expenses due to related parties	973	285
Current liabilities related to assets sold	1,500	-
Short-term notes (net of debt discount $497 and $0 as of December 31, 2013 and 2012, respectively)	714	50
Short-term notes - related party	3,970	525
Convertible notes	356	-
Deferred revenue	306	-
Total current liabilities	9,140	893
Non-current Liabilities
Deferred revenue, net of current portion	48	-
Total non-current liabilities	48	-
TOTAL LIABILITIES	9,188	893

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 6,120,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 22,041,713 and 41,032 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2	-
Additional paid-in capital	18,823	8,939
Other comprehensive loss	(19)	-
Accumulated deficit	(22,442)	(9,814)
TOTAL STOCKHOLDERS' DEFICIT	(3,630)	(869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,558	$24

See accompanying notes to the consolidated financial statements

TRISTAR WELLNESS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the Years Ended
	December 31,
	2013	2012
Sales revenue	$3,776	$-
Cost of Goods Sold	3,074	-
Gross profit	702	-

Continuing operations
Operating expenses:
General and administrative	7,331	999
Sales, marketing and development expenses	2,462	700
Amortization on intangible assets	59	84
Impairment of intangible assets	15
Total operating expenses	9,867	1,783

Loss from operations	(9,165)	(1,783)

Other income and (expenses)
Interest expense	(2,609)	(35)
Gain on sale of assets and liabilities	2	-
Inducement expense	(802)	-
Other	(54)	-
Total other income and (expenses)	(3,463)	(35)

Loss for the period from continuing operations	(12,628)	(1,818)
Loss for the period from discontinued operations	-	(430)

Net loss	(12,628)	(2,248)

Other comprehensive loss
Foreign currency translation loss	(19)	-

Total comprehensive loss	$(12,647)	$(2,248)

Continuing operations
Loss per share	$(0.43)	$(44.32)
Diluted loss per share	$(0.43)	$(44.32)

Discontinued operations
Loss per share	$0.00	$(10.48)
Diluted loss per share	$0.00	$(10.48)

Total
Loss per share	$(0.43)	$(54.79)
Diluted loss per share	$(0.43)	$(54.79)

Weighted average common shares outstanding	29,576,522	41,032
Diluted weighted average common shares outstanding	29,576,522	41,032

See accompanying notes to the consolidated financial statements

TRISTAR WELLNESS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars and shares in thousands)

	Preferred Stock		Common Stock		Accumulated	Additional Paid-in-	Other Comprehensive Income/	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	capital	Loss	Deficit
Balance at January 1, 2012	1,620	$2	41	$-	$(7,565)	$5,034	$228	(2,301)

2nd Quarter - Series C Preferred issued to founders in connection with the change of control transaction	710	1	-	-	-	(1)	-	-
2nd Quarter - Issuance of Series D Convertible Preferred for the acquisition of an intangible asset	225	-	-	-	-	84	-	84
2nd Quarter - Issuance of Series D Convertible Preferred for the acquisition of inventory	25	-	-	-	-	5	-	5

3rd Quarter - Issuance of Series D Convertible Preferred for research and development	2,000	2	-	-	-	698	-	700
3rd Quarter - Issuance of Series D Convertible Preferred for cash	1,047	1	-	-	-	208	-	209
3rd Quarter - Issuance of Series D Convertible Preferred for services	493	-	-	-	-	354	-	354
Beneficial conversion charge on short term convertible debt	-	-	-	-	-	400	-	400
Imputed interest on note payable	-	-	-	-	-	34	-	34
Spin-off of Subsidiaries	-	-	-	-	-	2,123	(228)	1,895
Net Loss		-	-	-	(2,249)	-	-	(2,249)
Balance at December 31, 2012	6,120	$6	41	$-	$(9,814)	$8,939	$-	$(869)

1st Quarter - Issuance of warrants for services	-	-	-	-	-	688	-	688
1st Quarter - Issuance of warrants for research development	-	-	-	-	-	921	-	921
1st Quarter - Issuance of common stock in exchange for convertible notes and accrued interest	-	-	4,035	-	-	32	-	32
1st Quarter - Conversion of Series A Convertible Preferred into common stock	(215)	-	1,075	-	-	-	-	-
1st Quarter - Conversion of Series C Convertible Preferred into common stock	(710)	(1)	3,550	1	-	-	-	-
1st Quarter - Conversion of Series D Convertible Preferred into common stock	(1,430)	(1)	35,750	3	-	(2)	-	-
1st Quarter - Issuance of Series D Convertible Preferred for research and development and acqusition of Beute de Maman	750	1	-	-	-	2,812	-	2,813
1st Quarter - Issuance of Series D Convertible Preferred for cash	67	-	-	-	-	250	-	250
1st Quarter - Conversion of notes payable to Series D Convertible Preferred	60	-	-	-	-	225	-	225

2nd Quarter - Issuance of common stock for cash	-	-	295	-	-	227	-	227
2nd Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	1,651	-	1,651

3rd Quarter - Cancellation of common stock in exchange for Series D convertible Preferred Stock	980	1	(24,500)	(2)	-	1	-	-
3rd Quarter - Issuance common stock for cash	-	-	100	-	-	100	-	100
3rd Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	225	-	225

4th Quarter - Issuance common stock for debt conversion	-	-	1,500	-	-	12	-	12
4th Quarter - Issuance common stock for cash	-	-	195	-	-	175	-	175
4th Quarter - Issuance warrants for accrued salaries conversion	-	-	-	-	-	1,902		1,902
4th Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	556	-	556
Imputed interest on notes payable	-	-	-	-	-	31	-	31
Cumulative translation adjustment							(19)	(19)
Adjustment for the forgiveness of accounts payable to NCP						78		78
Net loss					(12,628)			(12,628)
Balance at December 31, 2013	5,622	$6	22,041	$2	$(22,442)	$18,823	$(19)	$(3,630)

See accompanying notes to the consolidated financial statements

TRISTAR WELLNESS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Loss for the period from continuing operations	$(12,628)	$(1,818)
Loss for the period from discontinued operations	-	(430)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Non-cash research and development expenses	3,726	700
Depreciation expenses	196	-
Inducement expenses	802	-
Amortization of debt discount	2,002	-
Issuance of series D convertible preferred stock for services	-	355
Issuance of warrants for services	688	-
Intangible asset amortization	59	84
Intangible asset impairment	15	-
Imputed interest on note payable	31	34
Accounts receivables	15	-
Inventory	278	(7)
Prepaid expenses	(22)	-
Accounts payable and accruals	489	25
Other non-current assets	(18)	-
Deferred revenue	(72)	-
Accounts payable and accrued expenses - related party	1,866	285
Net cash used in operating activities from continuing operations	(2,573)	(342)
Net cash provided by operating activities from discontinued operations	-	(30)

Cash flow from investing activities:
Purchase of computer equipment	-	(1)
Acquisition of HemCon	(3,139)	-
Net cash used in investing activities	(3,139)	(1)

Cash flow from financing activities:
Proceeds from issuance of short-term notes	1,646	175
Proceeds from issuance of short-term notes - related party	4,110	-
Proceeds from issuance of convertible notes - related party	50	-
Repayment of notes	(400)	-
Repayment of notes - related party	(245)	-
Proceeds from issuance of common stock	502	-
Proceeds from issuance of Series D convertible preferred stock	250	209
Net cash generated from financing activities from continuing operations	5,913	384

Cumulative translation adjustment	(19)	-
Net change in cash	182	11

Cash and cash equivalent, beginning	11	-
Cash and cash equivalent, ending	$193	$11

Supplemental disclosure
Interest Paid	$31	$-

Supplemental schedule of non-cash activities
Beneficial conversion feature on convertible debentures	$-	$400
Spinoff of assets and liabilities	-	2,123
Issuance of preferred shares for asset purchase option	-	784
Issuance of preferred shares for inventory		5
Conversion of notes payable to preferred stock	225	-
Debt discount on promissory note	2,432	-
Conversion of preferred stock to common stock	2	-
Conversion of common stock to preferred stock	2	-
Conversion of accrued salaries to warrants	1,100	-
Issuance of common stock in exchange for convertible notes and accrued interest	44	-
Adjustment for the forgiveness of accounts payable to NCP - Related Party	78	-
Acquisition of Beaute de Maman for Series D Convertible Preferred Stock	8	-

See accompanying notes to the consolidated financial statements

TRISTAR WELLNESS SOLUTIONS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share)

1. The Company

Corporate History

Tristar Wellness Solutions, Inc. (“the Company”) was incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. Following its incorporation, the Company was not actively engaged in any business activities. On April 25, 2001, the Company was acquired by ZKid Network Company and changed its name to ZKid Network Co. As a result, the Company became engaged in the business of providing media content for children through the use of its proprietary software.

On April 12, 2006, the Company changed its name from " ZKid Network Co." to "EATware Corporation"; and effected a four thousand (4000) for one (1) reverse stock split.

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

On March 27, 2007, the Company completed a share exchange with the shareholders of Roots Biopack Group Limited, a company formed under the laws of the British Virgin Islands. Under the terms of the share exchange agreement the Company acquired all of the issued and outstanding common shares of Roots Biopack Group and the Company was engaged in the development, manufacture, distribution and marketing of bio-degradable food containers and disposable industrial packaging for consumer products.

On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to the Company’s landlord’s claim for unpaid rent for factory plus penalty interest and other claims. The landlord had made a claim for payment of overdue rent in the amount of RMB 1,236, penalty interest in the amount of RMB 1,068 and a claim for potential loss of income in the amount of RMB 618, for a total amount claimed of RMB 2,922 (approximately $451). At the hearing, the Court ruled that after two unsuccessful attempts to auction the factory’s assets at the minimum level set by the Court-appointed independent valuation company’s fair market assessment price, the Court set the reference value at RMB 3,613 (approximately $569) and transferred all the assets to the landlord. The landlord became legally responsible for settling all claims made by creditors, and the case was closed.

On April 27, 2012, the holders of our preferred stock, which account for the voting control of the company, entered into an Agreement for the Purchase of Preferred Stock (the “Agreement”) by Rockland Group, LLC, a Texas limited liability company (“Rockland”), under which Rockland purchased Six Hundred Twenty Thousand (620,000) shares of the Company, Inc. Series A Convertible Preferred Stock (the “Series A Preferred Shares”), One Million Shares (1,000,000) shares of the Company Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and Seven Hundred Ten Thousand (710,000) shares of the Company Series C Convertible Preferred Stock (the “Series C Preferred Shares”, and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Shares”). These shares represent approximately 63% of our outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control. The transaction closed on April 27, 2012.

On April 27, 2012, we entered into a Subsidiary Acquisition Option Agreement (“Subsidiary Option Agreement”) with Xinghui Ltd., a Chinese entity (“Purchaser“), under which sold all the shares in the BPAC Subsidiaries to the Purchaser, effective July 11, 2012, in exchange for the Purchaser assuming all our liabilities as of April 25, 2012, which included all of the liabilities and obligations of ours except for a $400 principal amount convertible note that was owed to Trilane Limited as of April 27, 2012. As a result of us exercising our rights under the Subsidiary Option Agreement, we no longer own the BPAC Subsidiaries, including any of their assets or liabilities.

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which the Company, acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women. In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. In exchange for these license rights the Company agreed to issue NCP 225,000 shares of the Company’s Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the Agreement, in connection with its license rights and to ensure the Company could fulfill any immediate orders timely, the Company purchased all existing finished product of the Beaute de Maman™ product line currently owned by NCP. In exchange for the inventory the Company agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of the Company’s common stock.

On July 11, 2012, the Company entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc. (“ICE”). Under the Marketing Agreement the Company was retained to market and develop certain assets referred to as the Soft & Smooth Assets held by ICE. The Soft & Smooth Assets include all rights, interests and legal claims to that certain invention entitled “Delivery Device with Invertible Diaphragm” which is a novel medical applicator that is capable of delivering medicants and internal devices within the body in an atraumatic fashion (without producing injury or damage). In addition, the Company was also granted the exclusive option, in its sole discretion, to purchase the Soft & Smooth Assets from ICE for warrants to purchase One Hundred Fifty Thousand (150,000) shares of its common stock at One Dollar ($1) per share, with a four (4) year expiration period. On February 12, 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which we exercised our option to purchase the Soft & Smooth Assets held by HLBCDC, which had acquired the Soft & Smooth Assets from ICE. In exchange for the Soft and Smooth Assets we agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of its common stock at One Dollar ($1) per share, with a four (4) year expiration period. In April 2012, the Company changed its name from “Biopack Environmental Solutions, Inc.” to “Tristar Wellness Solutions, Inc.” This name changes was effected by the agreement between the holders of its preferred stock, which account for the voting control of the Company with Rockland Group, LLC (“Rockland”), under which Rockland purchased shares of TriStar Wellness Solutions, Inc. These shares represent approximately 63% of its outstanding votes on all matters brought before the holders of our common stock for approval and, therefore, represented a change of control.

Effective January 2013 all common shares of the Company's common stock issued and outstanding were combined and reclassified on a one-for-one thousand basis. The effect of this reverse stock split has been retroactively applied to all periods presented.

On February 2013, the Company, and its wholly-owned subsidiary, TriStar Consumer Products, Inc., a Nevada corporation (“TCP”), closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised its option to purchase the Beaute de Maman™ product line, in addition to the over-the-counter itch suppression formula (together, the “Business”). As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of its Series D Convertible Preferred Stock.

On March 7, 2013, the Company entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which the Company acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The license is for 15 years, with a possible 5 year extension. Under the Agreement, the Company is obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Agreement. In exchange for these license rights the Company agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of its common stock with an exercise price of $0.50 per share.

On May 6, 2013, the Company closed the acquisition of HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “Agreement”). The Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization. Under the Agreement, the Company purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for $3,139 in cash (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization.

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

6)
A Loan Agreement with an unaffiliated third party for $400 was paid in connection with the closing of the acquisition of HemCon. The loan has an interest rate of 10% per annum and is due on or before November 6, 2013 and was repaid in 2013.

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

As a result of the above transactions, the Company was involved in developing, manufacturing and marketing HemCon’s innovative wound care/infection control medical devices, as well as, developing, marketing and selling, NCP’s Beaute de Maman™ product line, which is a line of skincare and other products specifically targeted for pregnant women.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash consists of funds deposited in checking accounts. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions that have custody of the Company’s funds. The Company has not incurred any losses on such accounts.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. Accounts receivable are net of an allowance for doubtful accounts of $8 and $0, at December 31, 2013 and December 31, 2012, respectively.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the fair value of equity instruments upon issuance, and estimating the useful lives of depreciable assets and whether impairment charges may apply.

Revenue Recognition

Product Sales Revenue

The Company recognizes product sales revenue when there is persuasive evidence of an arrangement, prices are fixed and determinable, the product is shipped or delivered, title and risk of loss have passed to the customer, and collection is reasonably assured. Certain of its product sales are made to distributors. The Company's distributor arrangements do not provide distributors with product return rights or pricing adjustments. The Company recognizes product sales to distributors on a sell-in basis, when the product is delivered

Deferred Revenue

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

Useful Lives
Patents	12
Customer lists	14
Non-compete arrangements	4
Trade name	16

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

Other Receivables and Current Liabilities Related to Assets Sold

Prior to the Company acquisition of HemCon, on February 6, 2013, HemCon concluded an asset sale with Bard Access Systems for its GuardIVa™ product plus associated intellectual property and trademark for $4,500 following on from a license and supply agreement in October 2012 for $500. GuardIVa™ has been classified as a discontinued operation in the Consolidated Statement of Operations. This sale and the proceeds which were realized facilitated the Company in emerging from Chapter 11 Bankruptcy. An amount of $1.5 million remains outstanding as deferred consideration which is payable on achieving certain regulatory requirements. This deferred consideration will be paid to the Secured Creditors under the bankruptcy case 12-32652-ELP11 pursuant to the HemCon Sale and purchase agreement on receipt of same. GuardIVa™ is a hydrophilic foam based IV site dressing for use at Catheter insertion sites. The dressing incorporates HemCon micro dispersed oxidized cellulose technology an active hemostatic ingredient along with CHG a generic antibacterial agent.

Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a company during the period resulting from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company results from foreign currency translation adjustments. Accumulated other comprehensive loss was $19 for the period ended December 31, 2013 and $0 at December 31, 2012. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. The net losses resulting from foreign currency transactions are recorded in the consolidated statements of operations in the period incurred were $19 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

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

Stock-Based Compensation

Compensation expense for all stock-based awards is measured on the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award). The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability. The Company is managed and operated as one business. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separately reportable segments. The Company generated $790 revenue from Europe and Asia and $2,986 from North America during 2013.

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its common stock purchase warrants as of the date of each transaction and determined that such instruments met the criteria for equity classification. The warrants are reported on the consolidated balance sheet as a component of stockholders’ equity at fair value using the Black-Scholes valuation method.

Income Taxes

The Company adopted the provisions of ASC 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares (including redeemable shares) plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti-dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying consolidated financial statements.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the year ended December 31, 2013, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 13%. As of December 31, 2013 two customers owed a total of 33% of accounts receivable.

3. Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of December 31, 2013, the Company had an accumulated deficit of $22,4442, had incurred a net loss for the year ended December 31, 2012 of $12,647 and had negative working capital of $5,487. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products. The Company anticipates that the same related parties may fund the Company on an as needed basis or will seek to obtain financing from other outside parties.

The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2013 states that because the Company has suffered recurring operating losses from operations, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

4. Business Combinations

NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given was $2,813 and the value of the assets received was $15, liability was $7 and such fair value of assets was impaired during 2013. There was no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist. In addition, the Company also recorded an additional $2,805 expense based on the valuation of the Series D Convertible Preferred Stock determined by a valuation specialist. This transaction was recorded as a component of research and development expenses during 2013 because the viability of an alternative future use was uncertain.

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

The acquisition has been accounted for under the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The operating results for HemCon have been included in the Company's consolidated financial statements since the acquisition date.

The purchase price allocation is based on estimates of fair value as follows (in thousands):

Accounts receivables	$653
Other receivables	1,500
Inventory	1,410
Other current assets	23
Prepaid expenses	156
Fixed assets	1,193
Accounts payable and accrued expenses	(341)
Current liabilities related to assets held for sale	(1,500)
Deferred revenue	(882)
Patents	336
Customer list	198
Trade name	266
Non-compete agreement	127
Total acquisition cost allocated	$3,139

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method.

The useful lives of the acquired intangibles are as follows:

Useful Lives
Patents	12
Customer lists	14
Non-compete arrangements	4
Trade name	16

During year ended December 31, 2013, the Company incurred $100 of acquisition costs, all of which were expensed in operations during the second quarter of 2013.

The following unaudited pro forma financial information presents results as if the acquisition of HemCon had occurred on January 1, 2013 and January 1, 2012 (in thousands):

Year Ended December 31 ,
(Unaudited)	2013	2012

Total revenue	$5,469	$4,943
Net loss	$(13,336)	$(9,751)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2013 and December 31, 2012 include the elimination of acquisition-related charges of $100 and additional interest expense.

5. Inventories

Inventories, net consist of the following at December 31, 2013 and December 31, 2012 (in thousands):

	December 31,
	2013	2012
Raw materials	$318	$-
Work in Progress	251	-
Finished Goods	575	12
	$1,144	$12

Reserve for obsolescence was approximately $251 for year ended December 31, 2013 and $0 for December 31, 2012.

6. Property and Equipment

Property and equipment consist of the following at December 31, 2013 and December 31, 2012 (in thousands):

	Estimates Useful Life	December 31,
	(Years)	2013	2012
Manufacturing Equipment	7-10	$623	$-
Leasehold Improvements	7	$520	-
Office Furniture and Equipment	3-7	$32	-
Computer Equipment and Software	1-5	$12	1
Construction in Progress		6	-
		1,193	1
Less: Accumulated Depreciation, amortization and impairments		(196)	-
		$997	$1

Depreciation expense was approximately $196 for the year ended December 31, 2013, respectively and $0 for the year ended December 31, 2012, respectively.

7. Loans Payable

	December 31,	December 31,
	2013	2012
Short-term notes (net of debt discount $497 and $0 as December 31, 2013 and December 31, 2012, respectively)	$714	$50
Short-term notes - related party	3,970	525
	$4,684	$575

	December 31,	December 31,
	2013	2012
Convertible notes	$356	-
	356	$-

Promissory Notes

2012 Activity

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

2013 Activity

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

During the second quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $2,950. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 1,770,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with Mr. Frederick A. Voight, the chief investment officer and director, in the principal amount of $15. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. Frederick A. Voight warrants to purchase 9,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with James Linderman, the father of one of our officers and directors, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with James Barickman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with Lawrence Ingber, an unaffiliated third party, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued to the holder warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with Harry Pond in the principal amount of $36. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued to the holder warrants to purchase 21,600 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. The warrants were valued at approximately $1.77 per warrant using the Black-Scholes model. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.04%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. This note is currently past due.

During the second quarter of 2013, the Company entered into a Loan Agreement with Combat Medical Systems, an unaffiliated third party for a loan of up to $400, payable in two tranches, $400 was paid in connection with the closing of the acquisition of HemCon, and $350 payable in the future subject to contingencies. The loan has an interest rate of 10% per annum and is due on or before November 6, 2013. The note was repaid in full on November 26, 2013.

During the second quarter of 2013, the Company recorded 2% loan fees in aggregate for approximately $60 in connection with the promissory notes issued in May 2013. In connection with note issuances during the second quarter of 2013, the Company recorded a $1,726 discount at issuance and recorded debt discount amortization of $1,726 during the year ended December 31, 2013. Of the $1,726 discount recorded at issuance the portion relating to the detachable warrants of $1,666 was credited to additional paid in capital and the $60 loan fee described above was credited to the loan principal.

During the third quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $175. The note has an interest rate of 22% per annum, simple interest, and is due on or before October 18, 2013. No warrants were issued in connection with the promissory note. This note was repaid in full during the fourth quarter of 2013.

During the third quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $470. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 282,000 shares of our common stock at an exercise price $2.69 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.96% to 1.35%, volatility – 78.06% to 80.75%, expected term – 4 years, expected dividends– N/A.

During the third quarter of 2013, the Company recorded 2% loan fees in aggregate for approximately of $10 in connection with the promissory notes issued in August 2013. In connection with note issuances during the third quarter of 2013, the Company recorded a $220 discount at issuance and recorded debt discount amortization of $220 for the year ended December 31, 2013. Of the $220 discount recorded at the issuance the portion relating to the detachable warrants of $210 was credited to additional paid in capital and the $10 loan fee described above was credited to the loan principal.

During the fourth quarter of 2013, a third party partially converted their notes payable, in accordance with the original terms of the notes, with a principal amount of $4 into 500,000 common shares.

During the fourth quarter of 2013, the Company paid the second payment against the Loan Agreement with Combat Medical System in the amount of $400, in connection with the closing of the acquisition of HemCon.

During the fourth quarter of 2013 the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $300. The note has an interest rate of 18% per annum, simple interest and is due on or before May 1, 2014. No warrants were issued in connection with the promissory note. The Company repaid $70 of this promissory note during 2013.

During the fourth quarter of 2013 the Company issued a promissory note to a third party, in the principal amount of $1,100. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 1,000,000 shares of our common stock at an exercise price $1.80 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.39%, volatility – 85.8%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a one year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $556 by crediting additional paid in capital. Amortization expense on the debt discount was $56 for the year ended December 31, 2013.

The Company recorded imputed interest on convertible debentures and interest expense of $31 and $34 for year ended December 31, 2013 and 2012 respectively, based upon a market interest rate of 8% and accrued interest based on the stated rate of 0.5%.

8. Stockholders’ Equity

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

Intangible Asset and Inventory Acquisition in Exchange for Series D Convertible Preferred Stock

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women. In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. These licenses are for a period of up to one year, subject to earlier termination upon specified events. During the term of the license, the assets and being licensed will be run by management of NCP pursuant to a consulting agreement. As a result of these license rights the Company are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping. The Company will also receive all proceeds derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” assets. Such proceeds were recorded as a reduction of general and administrative expenses. Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031. In exchange for these license rights the Company agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the Agreement, in connection with the Company’s license rights and to ensure it can fulfill any immediate orders timely, the Company purchased all existing finished product of the Beaute de Maman product line currently owned by NCP. In exchange for the inventory the Company agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock. The fair value of the shares amounted to $89 and was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) on the date of this transaction. The Company recorded $84 as an intangible asset and $5 as inventory on the date of the transaction.

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

Acquisition of Beute de Maman product Line from NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given was $2,813 and assets received was $15 liabilities assumed $7 and such fair value was immediately impaired, due to the uncertainty of future cash flows during 2013. There was no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist. In addition, the Company also recorded an additional $2,805 expense based on the stock valuation on the date of this transaction. This transaction was recorded as a component of research and development expenses during 2013 because the viability of an alternative future use was uncertain.

Forgiveness of Accounts Payable

During the 4th quarter of 2013, NCP forgave certain accrued expenses incurred by the Company and due to NCP. Due to the related party nature of this transaction, The Company recorded a $78 charge to additional paid in capital.

Diluted Shares

Each share of Preferred A, B and C is convertible into five shares of common stock (pre-split and post-split basis). Each share of Preferred D is convertible into twenty five shares of common stock (pre-split and post-split basis). Convertible preferred stock was considered anti-dilutive for the twelve months ended December 31, 2012, due to net losses. As of December 31, 2012, there are 3,790,000 Series D Convertible Preferred Shares which are convertible into 94,750,000 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividend are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of December 31, 2012, there are 2,330,000 Series A, B and C Convertible Preferred Shares which are convertible into 11,650,000 of common shares.

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of December 31, 2013. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the year ended December 31, 2013 and 2012, due to net losses. As of December 31, 2013, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of December 31, 2013, there are 5,782,600 warrants which are convertible into one share of common stock. There were no warrants outstanding as of December 31, 2012.

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

In January 2013, the Company received a notice of conversion from Sue E. Alter, notifying the Company that she wished to convert $0.0336 of principal and interest due under that certain TriStar Wellness Solutions, Inc. Convertible Promissory Note dated April 27, 2012 into 4,200 shares of our common stock. The shares were issued to Ms. Alter, without a restrictive legend.

In January 2013, the Company received a notice of conversion from a noteholder, notifying the Company that he wished to convert $0.0336 of principal and interest due under that certain TriStar Wellness Solutions, Inc. Convertible Promissory Note dated January 28, 2013 into 4,200 shares of common stock. The shares were issued to Mr. Kent C Chisman on or about January 31, 2013, without a restrictive legend.

In February 2013, the Company received a notice of conversion from a noteholder, notifying the Company that he wished to convert $0.1664 of principal and interest due under that certain TriStar Wellness Solutions, Inc. Convertible Promissory Note dated January 28, 2013 into 20,800 shares of common stock. The shares were issued to Mr. Kent C Chisman on or about February 14, 2013, without a restrictive legend.

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

During the fourth quarter of 2013, a third party partially converted their notes payable, in accordance with the original terms of the notes, with a principal amount of $4 into 500,000 common shares.

Share Conversions

On February 5, 2013, the Company received notices of conversion from several of its largest shareholders and related-parties:

•
Rockland Group, LLC, an entity controlled by Mr. Harry Pond, one of the Company's former officers and former sole director, converted both 215,000 shares of Series A Convertible Preferred Stock into 1,075,000 shares of common stock and 710,000 shares of Series C Convertible Preferred Stock into 3,550,000 shares of our common stock. These shares were issued to Rockland Group, LLC, with a restrictive legend.

•
Rivercoach Partners, LP, an entity controlled by Mr. Frederick A. Voight, converted 400,000 shares of Series D Preferred Stock into 10,000,000 shares of common stock. These shares were issued to Rivercoach Partner, LP, with a restrictive legend.

•
Highpeak, LLC, an entity controlled by Mr. Michael S. Wax, converted 780,000 shares of Series D Preferred Stock into 19,500,000 shares of our common stock. These shares were issued to Highpeak, LLC, with a restrictive legend.

•
NorthStar Consumer Products, LLC, an entity controlled by Mr. John Linderman and Mr. Jamie Barickman converted 250,000 shares of Series D Preferred Stock into 6,250,000 shares of our common stock. These shares were issued to NorthStar Consumer Products, LLC, with a restrictive legend.

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

Share Issuances for Cash

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

During the fourth quarter of 2013, the Company issued for cash, 194,445 shares of common stock for approximately $175 in cash. The shares were issued to John Linderman.

Detachable Warrants

During the second quarter of 2013, the Company issued Promissory Notes containing 1,950,600 detachable Warrants. The detachable Warrants were valued at approximately $1.77 per warrant using the Black-Scholes model at June 30, 2013. The relative fair value of the detachable Warrants compared to the debt of approximately $1,651 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.48% - 0.77%, volatility – 92.45%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a nine month period (through maturity) on a straight-line basis.

During the third quarter of 2013, the Company issued Promissory Notes containing 282,000 detachable Warrants. The detachable Warrants were valued at approximately $1.19 per warrant using the Black-Scholes model at September 30, 2013. The relative fair value of the detachable Warrants compared to the debt of approximately $183 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 0.96% to 1.35%, volatility – 78.06% to 80.75%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a nine month period (through maturity) on a straight-line basis.

During the fourth quarter of 2013, the Company issued Promissory Notes containing 1,000,000 detachable Warrants. The detachable Warrants were valued at approximately $1.19 per warrant using the Black-Scholes model at December 31, 2013. The relative fair value of the detachable Warrants compared to the debt of approximately $556 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.39%, volatility – 85.8%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a one year period (through maturity) on a straight-line basis.

Warrants for Services

During the first quarter of 2013, the Company issued 350,000 fully vested warrants to consultants with exercise prices of $0.45 and with a five year terms. Each warrant is exercisable into one share of common stock. The fully vested warrants were valued at the closing price of the Company’s common stock on the date issued and amounted to approximately $688. The fair value of the 375,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: approximate risk free interest rate - 0.86%, volatility - 85%, expected term - 4 years, expected dividend - N/A.

During the first quarter of 2013, the Company issued 25,000 warrants to Chord Advisors, LLC with an exercise price of $0.45 and a five year term. Each warrant is exercisable into one share of common stock. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to $19,648. The fair value of the 25,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 4 years, expected dividend n/a.

During the fourth quarter of 2013, the Company converted approximately $1.1 million in Executive Officers compensation into 2,200,000 options with a fair value of $1.9 million, with a strike price of $1.00 per share. The Company recorded a loss on inducement expense of $0.8 million relating to the salary conversion. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.75%, volatility – 85.5%, expected term – 2.5 years, expected dividends– N/A.

Warrants for Research and Development

In February 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”), under which the Company exercised an option to purchase the Soft & Smooth Assets held by HLBCDC. The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement (the “Soft and Smooth Assets”). Previously, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc., a Delaware corporation (“ICOR”), under which the Company was retained to market and develop the Soft and Smooth Assets and were granted the exclusive option, in the Company’s sole discretion, to purchase the Soft & Smooth Assets from ICOR. Subsequently, ICOR sold the Soft and Smooth Assets to HLBCDC, transferring the rights to purchase the Soft and Smooth Assets from ICOR to HLBCDC. In exchange for the Soft and Smooth Assets the Company agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of common stock at One Dollar ($1) per share, with a four (4) year expiration period. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to approximately $100. The fair value of the 150,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.88%, volatility - 85%, expected term – 4 years, expected dividend – N/A. The warrants were expensed due to the uncertainty of the level of future cash flows.

On March 7, 2013, the Company entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which the Company acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The license is for 15 years, with a possible 5 year extension. Under the Agreement, the Company is obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Agreement. In exchange for these license rights the Company agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share. The warrant vests in two equal installments of 375,000 shares each, with the vesting based on product’s success in obtaining certain approvals from the Food and Drug Administration. The Company recorded 375,000 non-contingent warrants during the first quarter of 2013 with a fair value of approximately $821. The fair value was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 4 years, expected dividend n/a. The warrants were expensed due to the uncertainty of the level of future cash flows. The remaining 375,000 warrants are unvested due to the underlying contingency being unresolved.

9. Deferred Income Taxes

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

During both 2013 and 2012, the Company incurred a net loss and therefore had no tax liability. The Company does not have any material uncertain income tax positions. As a result of significant losses and uncertainty of future profit, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $5,601 and $730 at December 31, 2013 and 2012, respectively, and will expire in the year ended 2033. All tax losses prior to the year ended December 31, 2012 have been eliminated due to the change in control during the year ended December 31, 2012.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are comprised of the following:

	As of December 31, 2013	As of December 31, 2012
Deferred tax asset
Net operating loss carryovers	$2,184	$255
Intangible asset amortization	29	-
Stock-based compensation	1,721	-
Amortization of debt discount	949	-
Inducement expenses	313	-
Total deferred tax assets	5,196	255
Valuation Allowance	(5,196)	(255)
Deferred tax asset, net of allowance	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For year ended December 31, 2013	For year ended December 31, 2012
Statutory federal income tax rate	-34.0%	-34.0%
State taxes, net of federal tax benefit	-5.0%	0.0%
Meals & entertainment	0.0%	0.0%
Imputed interest	0.1%	0.0%
Valuation Allowance	38.9%	34.0%
Income tax provision (benefit)	0.0%	0.0%

	For year ended December 31, 2013	For year ended December 31, 2012
Federal
Current	$-	$-
Deferred	(4,530)	255
State
Current	-	-
Deferred	(666)	-
Change in valuation allowance	5,143	(255)
Income tax provision (benefit)	$-	$-

10. Discontinued Operations

On November 3, 2011, the People’s Court of Guandong Jiangmen Pengjiang District held a hearing relating to the Company’s landlord’s claim for unpaid rent for its factory plus penalty interest and other claims. The landlord had made a claim for payment of overdue rent in the amount of RMB 1,236, penalty interest in the amount of RMB 1,068 and a claim for potential loss of income in the amount of RMB 618, for a total amount claimed of RMB 2,922 (approximately $451). At the hearing, the Court ruled that after two unsuccessful attempts to auction the factory’s assets at the minimum level set by the Court appointed independent valuation company’s fair market assessment price, the Court set the reference value at RMB 3,613 (approximately $569) and transferred all the assets to the landlord. The landlord is legally responsible for settling any claims made by creditors, and the case has been closed.

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

A summarized statement of operations for the discontinued operations for the comparable year ended December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012

General and administrative	-	8
Total operating expenses	-	8

Interest expense	-	22
Beneficial conversion/finance cost	-	400
Loss from discontinued operations	$-	$430

11. Related Party Transactions

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

Intangible Asset Acquisition in Exchange for Series D Convertible Preferred Stock

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement (the “Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), under which TriStar Consumer Products, Inc., acquired the exclusive license to develop, market and sell, NCP’s Beaute de Maman product line, which is a line of skincare and other products specifically targeted for pregnant women. In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula being developed for itch suppression, which would be sold as an over-the-counter product, if successful. These licenses are for a period of up to one year, subject to earlier termination upon specified events. During the term of the license, the assets and being licensed will be run by management of NCP pursuant to a consulting agreement. As a result of these license rights the Company are now responsible for developing, marketing and selling the “Beaute de Maman” products, as well as NCP’s anti-itch formula, including all expenses, contractual arrangements, etc., related to product development, manufacturing, marketing, selling, bottling and packaging, and shipping. The Company will also receive all proceeds derived from sales of the products, other than the amounts owed to Dr. Michelle Brown, from whom NCP purchased the “Beaute de Maman” assets. Such proceeds were recorded as a reduction of general and administrative expenses. Under the arrangement with Dr. Brown she is entitled to approximately seven percent (7%) of net revenue for all products sold under the Beaute de Maman brand name and derived from formulas transferred under the agreement with NCP for a 20 year period ending December 31, 2031. In exchange for these license rights the Company agreed to issue NCP 225,000 shares of our Series D Convertible Preferred Stock. This transaction closed on June 26, 2012. Additionally, under the Agreement, in connection with the Company’s license rights and to ensure it can fulfill any immediate orders timely, the Company purchased all existing finished product of the Beaute de Maman product line currently owned by NCP. In exchange for the inventory the Company agreed to issue NCP 25,000 shares of Series D Convertible Preferred Stock. Each share is convertible into twenty five shares of common stock. The fair value of the shares amounted to $89 and was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) on the date of this transaction. The Company recorded $84 as an intangible asset and $5 as inventory on the date of the transaction.

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

The Company issued 1,046,760 shares of Series D Convertible Preferred Stock in exchange for $209 in cash. In addition, the Company issued 493,240 shares of Series D Convertible Preferred Stock in exchange for $355 of expenses contributed by Rockland on behalf of the Company (total Series D Preferred shares issued is 1,540,000). The value of the expenses contributed was based on the closing common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) the date of this transaction.

Issuance of Series D Convertible Preferred Stock for Research and Development

On July 11, 2012, the Company, entered into a Purchase and Assignment of Rights Agreement (the “Agreement”) with RWIP, LLC, an Oregon limited liability company (“RWIP”), under which the Company was assigned rights to receive certain royalty payments under previously executed agreements between RWIP and a third party. The royalty payments are equal to Twenty Percent (20%) of all net income (revenue minus expenses) received by the third party InterCore Energy, Inc., a Delaware corporation (fka. I-Web Media, Inc.) (“ICE”) from certain assets owned by ICE, as set forth in that certain asset purchase agreement between RWIP and ICE dated December 10, 2010. In exchange for these rights we agreed to issue RWIP Two Million (2,000,000) shares of our Series D Convertible Preferred Stock. The transaction closed on July 11, 2012. The fair value of the shares amounted to $700 and was based on the common stock price of common stock and the conversion ratio (each share of Series D Convertible Preferred Stock is convertible into 25 shares of common stock) on the date of this transaction. This transaction was recorded as a component of research and development expenses during 2012 because the viability of an alternative future use was uncertain.

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Highpeak a monthly consulting fee of $10. The Company incurred $20 for the year ended December 31, 2013 and has an accounts payable balance related to this agreement of $10 as of December 31, 2013.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Rivercoach a monthly consulting fee of $10. The Company incurred $20 for the year ended December 31, 2013 and has an accounts payable balance related to this agreement of $72 as of December 31, 2013.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay NCP a monthly consulting fee of $15. The Company incurred $30 for the year ended December 31, 2013 and has an accounts payable balance related to this agreement of $262 as of December 31, 2013.

On July 17, 2012, the Company entered into a consulting agreement with Chord Advisors, LLC (“Chord”). David Horin, the Company’s Chief Financial Officer has a significant equity partnership stake in Chord. The one year agreement was effective from July 15, 2012 through July 15, 2013. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin’s services and services of his firm. The Company incurred $150 for the year ended December 31, 2013 and has an accounts payable balance related to this agreement of $113 as of December 31, 2013.

The Company will recognize cash consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

The Company owed reimbursable expenses, such as travel, office supplies, occupancy, etc., and accrued interest of $262 and as of December 31, 2013.

Accounts Payable and Accrued Expensses

During the 4th quarter of 2013, NCP forgave certain accrued expenses incurred by the Company and due to NCP. Due to the related party nature of this transaction, The Company recorded a $78 charge to additional paid in capital. As of December 31, 2013 the Company owed Daystar $50, James Barickman $3 and John Linderman 16.

Employment Agreements

In May 2013, the Company entered into employment agreement with Mr. Barry Starkman to serve as our Senior Vice President of Operations and the President and Chief Executive Officer of HemCon, Under the Company’s employment agreement with Mr. Starkman his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. Starkman’s base salary is $250 per year with the possibility of up to 15% to 30% in incentive compensation based on meeting performance criteria to be established by us and HemCon. This employment agreement was terminated during the 1st quarter of 2014.

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

During the fourth quarter of 2013, the Company converted approximately $1.1 million in Executive Officers compensation into 2,200,000 options with a fair value of $1.9 million, with a strike price of $1.00 per share. The Company recorded a gain on inducement expense of $0.8 million relating to the salary conversion. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.75%, volatility – 85.5%, expected term – 2.5 years, expected dividends– N/A.

Related Party Notes

During July 2012, The Company issued short term demand notes of $400 to a related party as a result of the sale of the Company’s BPAC Subsidiaries. The stated interest rate is 0.5%. The notes were modified in July 2012 to include a beneficial conversion feature. The conversion price of the modified note is $0.008 per share. The Company recorded a $400 beneficial conversion feature as a component of discontinued operations related to this modification. During the first quarter of 2013, the Company converted notes payable of approximately $32 into 4,029,200 common shares.

During the 4th quarter of 2012, the Company issued non-convertible demand notes (formal agreements were not executed) to a related party for $125. The notes do not bear interest and were subsequently amended and converted into 33,334 shares of Series D Convertible Preferred Stock in February 2013. The Company recorded accrued interest and interest expense of $2 related to this note based upon a market interest rate of 8%.

During the 1st quarter of 2013, the Company issued convertible demand notes to Frederick A. Voight for $50 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the 1st quarter of 2013, the Company issued convertible demand notes to Harry Pond for $50 which is convertible into 13,333 shares of Series D Convertible Preferred Stock. The notes do not bear interest. In February 2013, the notes were converted into 13,333 shares of Series D Convertible Preferred Stock.

During the second quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $2,950. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 1,770,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with Harry Pond in the principal amount of $36. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, the Company issued to the holder warrants to purchase 21,600 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with James Linderman, the father of one of our officers and directors, in the principal amount of $100. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Mr. James Linderman warrants to purchase 50,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with James Barickman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. James Barickman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $50. The note has an interest rate of 1.5% per month, simple interest, and is due on or before November 6, 2013. In connection with this promissory note, we issued Mr. John Linderman warrants to purchase 25,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the second quarter of 2013, the Company issued a promissory note with Frederick A. Voight, in the principal amount of $15. The note has an interest rate of 1.5% per month, simple interest, and is due on or before August 6, 2013. In connection with this promissory note, we issued Frederick A. Voight warrants to purchase 7,500 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the third quarter of 2013, the Company issued a promissory note with John Linderman, one of our officers and directors, in the principal amount of $175. The note has an interest rate of 22% per annum, simple interest, and is due on or before October 18, 2013. No warrants were issued in connection with the promissory note. The note was repaid on October 17, 2013.

During the third quarter of 2013, the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $470. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 282,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the fourth quarter of 2013 the Company issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of 300. The note has an interest rate of 18% per annum, simple interest and is due on or before May 1, 2014. No warrants were issued in connection with the promissory note. The Company repaid $70 of this promissory note during 2013.

Preferred Stock and Note Conversions

In January 2013, the Company received a notice of conversion from Sue E. Alter, notifying the Company that she wished to convert $0.0336 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated April 27, 2012 into 4,200 shares of our common stock. The shares were issued to Ms. Alter, without a restrictive legend.

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

In February 2013, the Company issued 26,667 shares of Series D Convertible Preferred Stock to Rockland Group, LLC in exchange for $100 in cash.

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

Warrants for Research and Development

In February 2013, the Company entered into an Asset Purchase Agreement (the “HLBCDC Asset Purchase Agreement”) with HLBC Distribution Company, Inc. (“HLBCDC”) a Company controlled by Michael Wax, under which the Company exercised an option to purchase the Soft & Smooth Assets held by HLBCDC. The Soft & Smooth Assets include all rights, interests and legal claims to that certain inventions entitled “Delivery Devise with Invertible Diaphragm” as further defined in the Marketing Agreement (the “Soft and Smooth Assets”). Previously, we entered into a Marketing and Development Services Agreement (the “Marketing Agreement”) with InterCore Energy, Inc., a Delaware corporation (“ICOR”), under which the Company was retained to market and develop the Soft and Smooth Assets and were granted the exclusive option, in the Company’s sole discretion, to purchase the Soft & Smooth Assets from ICOR. Subsequently, ICOR sold the Soft and Smooth Assets to HLBCDC, transferring the rights to purchase the Soft and Smooth Assets from ICOR to HLBCDC. In exchange for the Soft and Smooth Assets the Company agreed to issue to HLBCDC warrants enabling HLBCDC to purchase One Hundred Fifty Thousand (150,000) shares of common stock at One Dollar ($1) per share, with a four (4) year expiration period. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to approximately $100. The fair value of the 150,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.88%, volatility - 85%, expected term - 4 years, expected dividend n/a.

Acquisition of Beute de Maman product Line from NorthStar Consumer Products, LLC

In February, 2013, the Company closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NorthStar Consumer Products, LLC, a Connecticut limited liability company (“NCP”), and John Linderman and James Barickman, individuals (the “Shareholders”), under which the Company exercised an option to purchase a brand of skincare and other products specifically targeted for pregnant women (the Beaute de Maman product line), in addition to an over-the-counter itch suppression formula (together, the “Business”). Previously, the Company entered into to that certain License and Asset Purchase Option Agreement dated June 25, 2012 with NCP (the “License Agreement”), under with the Company licensed the Business from NCP and had the option to purchase the Business from NCP upon certain conditions being satisfied. As set forth in the Asset Purchase Agreement those conditions were either satisfied or renegotiated to the satisfaction of the parties and the Company exercised an option, and purchased, the Business from NCP. As consideration for the purchase of the Business the Company agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of Series D Convertible Preferred Stock. The fair value of the consideration given was $2,813 and assets received was $15 liabilities assumed $7 and such fair value was immediately impaired, due to the uncertainty of future cash flows during 2013. There was no acquired assets other than intangible assets and therefore no purchase price is being presented. The fair values for acquired intangible assets of NCP were determined by the Company using a valuation performed by an independent valuation specialist. In addition, the Company also recorded an additional $2,805 expense based on the stock valuation on the date of this transaction. This transaction was recorded as a component of research and development expenses during 2013 because the viability of an alternative future use was uncertain.

Common Stock Issued for Cash

During the fourth quarter of 2013, the Company issued for cash, 194,445 shares of common stock for approximately $175 in cash. The shares were issued to John Linderman.

Warrants for Services

During the first quarter of 2013, the Company issued 25,000 warrants to Chord Advisors, LLC with an exercise price of $0.45 and a five year term. Each warrant is exercisable into one share of common stock. The warrants were valued at the closing price of the Company’s common stock on the date granted and amounted to $20. The fair value of the 25,000 warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.85%, volatility - 85%, expected term - 4 years, expected dividend n/a.

Forgiveness of Accounts Payable

During the 4th quarter of 2013, NCP forgave certain accrued expenses incurred by the Company and due to NCP. Due to the related party nature of this transaction, The Company recorded a $78 charge to additional paid in capital.

Payments to Prior Management

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

12. Intangible Assets, Net

On June 25, 2012, the Company entered into a License and Asset Purchase Option Agreement with NCP, under which TriStar Consumer Products, Inc., a wholly-owned subsidiary, acquired the exclusive license to develop, market and sell NCP’s Beaute de Maman product line of skincare and other products specifically targeted for pregnant women. In addition, the Company acquired the exclusive license rights to develop, market and sell NCP’s formula for an over-the-counter itch suppression product. Pursuant to its June 25, 2012 agreement with NCP, the Company received an exclusive licensing rights in exchange for an aggregate of 225,000 shares of Series D Convertible Preferred Stock. The Company valued the exclusive license rights as an intangible asset for $84 as of June 25, 2012. Each share of Preferred D is convertible into twenty five shares of common stock. The fair value of the shares amounted to $84 and was based on the closing common stock price on the date of this transaction. The license rights intangible assets were fully amortized as of December 31, 2012.

On May 6, 2013, the Company closed the acquisition of HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), pursuant to the terms of an Agreement for Purchase and Sale of Stock entered into by and between us and HemCon (the “Agreement”). The Agreement was entered into as part of HemCon’s Fifth Amended Plan of Reorganization in its bankruptcy proceeding (United States Bankruptcy Court, District of Oregon, Case No. 12-32652-elp11) and was approved by the Court as part of HemCon’s approved Plan of Reorganization. Under the Agreement, the Company purchased 100 shares of HemCon’s common stock, representing 100% of HemCon’s then-outstanding voting securities, in exchange for $3,139 in cash (the “Purchase Price”). The Purchase Price was paid to the Court and the Trustee of the bankruptcy proceeding to be distributed to HemCon’s creditors in accordance with the Plan of Reorganization.

For the year ended December 31, 2013, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 16 years.

			Amortized as of	Balance as of
Description	Life in Years	Price	December 31, 2013	December 31, 2013
Patents	12	$336	18	$318
Customer list	14	198	9	189
Trade name	16	266	11	255
Non-compete agreement	4	127	21	106
		$927	59	$867

13. Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2013 and 2012, there was no litigation against the Company and therefore the litigation accrual was zero.

14. Fair Value Measurements

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2013:

Description	Level 1	Level 2	Level 3
	None	None	None

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2012:

Description	Level 1	Level 2	Level 3
	None	None	None

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

15. Employee Benefit Plans

In 2013 the Company adopted a qualified 401(k) profit sharing plan for eligible employees who have met certain requirements. Contributions consist of employee elective salary deferrals and employer matching deferrals. Employer matching contributions are made at the discretion of management and no such contributions were made for the year ended December 31, 2013.

16. Commitments

The Company leases manufacturing and office space and equipment under operating leases. The manufacturing and office space leases expire through 2014 and include escalation adjustments at various dates throughout the lease terms. The equipment operating leases expire through 2016. Future minimum lease payments under these leases for the years ending December 31 are as follows:

Years ending December 31:

2014	$524
2015	141
2016	25

$690

The Company re negotiated its lease agreement on its manufacturing facility premises in February of 2013 following a request by the landlord to lift the stay afforded by Bankruptcy Protection. This modification to the lease term which inserts six month break clauses and reduces the term of the lease by 6 months has been included in the above.

Total rent expense amounted to $524 and $0 for the years ended December 31, 2013 and 2012.

17. Subsequent Events

During the first quarter of 2014 the Company issued a promissory note to a third party, in the principal amount of $780. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 780,000 shares of our common stock.