Form 10-Q
period 2014-03-31
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2014-05-21
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2014, there were 23,041,713 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1. Consolidated financial statements

The unaudited condensed consolidated interim financial statements of registrant for the three months ended March 31, 2014 and 2013 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$138	$193
Accounts receivables, net	609	636
Prepaid expenses and other	113	178
Other receivables	1,559	1,500
Receivable from related party	2	2
Inventories, net	1,009	1,144
Total current assets	3,430	3,653
Non-current assets
Property and equipment, net	952	997
Intangible assets, net	847	867
Other non-current assets	41	41
Total non-current assets	1,840	1,905
TOTAL ASSETS	$5,270	$5,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,366	$1,321
Accounts payable and accrued expenses due to related parties	1,231	973
Current liabilities related to assets sold	1,500	1,500
Short-term notes (net of debt discount $618 and $497 as of March 31, 2014 and December 31, 2013, respectively)	1,332	714
Short-term notes - related party	3,970	3,970
Convertible notes (net of debt discount $59 and $0 as of March 31, 2014 and December 31, 2013, respectively)	389	356
Convertible notes - related party (net of debt discount $169 and $0 as of March 31, 2014 and December 31, 2013, respectively)	61	-
Deferred revenue	218	306
Derivative liability	2,038	-
Total current liabilities	12,105	9,140
Non-current Liabilities
Deferred revenue, net of current portion	-	48
Total non-current liabilities	-	48
TOTAL LIABILITIES	12,105	9,188

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 5,621,667 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 23,041,713 and 22,041,713 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	19,227	18,823
Other comprehensive loss	(58)	(19)
Accumulated deficit	(26,012)	(22,442)
TOTAL STOCKHOLDERS' DEFICIT	(6,835)	(3,630)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,270	$5,558

 See accompanying unaudited notes to the condensed consolidated interim financial statements.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Sales revenue	$1,303	$7
Cost of Goods Sold	1,038	44
Gross profit/(loss)	265	(37)
Continuing operations
Operating expenses:
General and administrative	725	1,204
Sales, marketing and development expenses	727	921
Amortization on intangible assets	20	-
Impairment of intangible assets	-	2
Total operating expenses	1,472	2,127

Loss from operations	(1,207)	(2,164)

Other income and (expenses)
Interest expense	(552)	(9)
Change in fair value of derivative liability	(1,799)	-
Other	(12)	-
Total other expenses	(2,363)	(9)

Net loss	(3,570)	(2,173)

Other comprehensive loss
Foreign currency translation loss	(39)	-

Total comprehensive loss	$(3,609)	$(2,173)

Total
Loss per share	$(0.16)	$(0.08)
Diluted loss per share	$(0.16)	$(0.08)

Weighted average common shares outstanding	22,163,935	26,865,090
Diluted weighted average common shares outstanding	22,163,935	26,865,090

See accompanying unaudited notes to the condensed consolidated interim financial statements.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Loss for the period from continuing operations	$(3,570)	$(2,173)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Non-cash research and development expenses	-	921
Depreciation expenses	67	-
Change in fair value of derivative liability	1,799	-
Amortization of debt discount	278	-
Issuance of warrants for services	-	688
Intangible asset amortization	20	-
Intangible asset impairment	-	2
Imputed interest on note payable	7	9
Accounts receivables	(27)	(3)
Inventory	135	(15)
Prepaid expenses	65	-
Accounts payable and accruals	45	49
Other receivables	(5)	-
Deferred revenue	(136)	-
Accounts payable and accrued expenses - related party	258	265
Net cash used in operating activities from continuing operations	(1,064)	(257)

Cash flow from investing activities:
Purchase of fixed assets	(22)	-
Net cash used in investing activities	(22)	-

Cash flow from financing activities:
Proceeds from issuance of short-term notes	740	-
Proceeds from issuance of short-term convertible notes - related party	230	-
Proceeds from issuance of convertible notes	100	50
Proceeds from issuance of Series D convertible preferred stock	-	250
Net cash generated from financing activities from continuing operations	1,070	300

Cumulative translation adjustment	(39)	-
Net change in cash	(55)	43

Cash and cash equivalent, beginning	193	11
Cash and cash equivalent, ending	$138	$54

Supplemental disclosure
Interest Paid

Supplemental schedule of non-cash activities
Debt discount due to convertible debentures issued with warrants	$389	$-
Debt discount due to embedded derivative liabilities within convertible debentures issued	239	-
Conversion of notes payable to preferred stock	-	225
Conversion of notes payable to common stock	8	32
Conversion of preferred stock to common stock	-	2
Aquisition of NorthStar Consumer Products	-	2

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Notes to the Condensed Consolidated Financial Statements
(dollars in 000’s except per share)

1. The Company

TriStar Wellness Solutions, Inc. (“the Company”) was incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of its incorporation through April 27, 2012, the Company had several name changes and different business plans all under prior management that is no longer with the Company. On April 27, 2012, the Company underwent a change of control transaction and changed its business plan. On January 7, 2013, the Company changed its name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. The Company conducts its current operations under the name TriStar Wellness Solutions, Inc. The vast majority of the Company’s operations are conducted through its wholly-owned subsidiary, HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), and involve the development, marketing and sale of HemCon’s innovative wound care products.

Overall, the Company is focused on bringing new technologies to consumers and patients that address underserved therapeutic healthcare opportunities based on a combination of superior science, product development and market positioning worldwide. Each of the Company’s products is designed to improve health advocacy and medical outcomes through superior and proven technologies. The Company’s innovative products and technologies focus in three categories:

•
Wound Care products focused on superior hemostasis and infection control through the exploitation of proprietary and in licensed technologies targeting a wide range of professional medical (e.g., surgery, dialysis, post-procedure recovery), trauma, military and consumer OTC (over the counter) applications reducing the total cost of care. The Company has developed FDA-approved products targeted to specific procedures within the broad professional care medical market as well as innovative products targeted to the global OTC (consumer self-care) wound care market which have received FDA clearance, CE approval and other international approvals.

•
Women’s Health products initially focused on the unique needs during pregnancy and nursing. Longer-term the Company plans to expand the TWSI portfolio to address broader, under-met needs in women’s health. The Company markets to the maternity segment under the Beaute de Maman™ brand sold via traditional retailers and internet portals.

•
Therapeutic Skin Care products leveraging a proprietary delivery system enabling superior dosing and consumer therapeutic benefits related to several OTC skin care needs. These technology applications are being developed for potential third party licensing or internal brand expansion.

 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of results to be expected for a full year.

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

Reclassification

Certain reclassifications have been made to conform to prior year information to the 2014 classifications for comparative purposes.

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

Accounting for Derivative Liabilities – Conversion Option

The fair value of the conversion option was valued using the binomial lattice options pricing model, a “Level 3” input, based on the quoted price of common stock, volatility based on the Company’s peer group, the expected life based on the remaining contractual term of the conversion option and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the conversion options’ contractual life.

Income Taxes

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815.

Additionally, the Company evaluated the conversion feature embedded in its convertible promissory notes based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the promissory note and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature meets the requirements of derivative accounting under ASC 815. The Company recorded this conversion feature at its fair value in accordance with ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The embedded conversion feature was valued using the binomial option pricing model. Increases or decreases in the fair value of the conversion feature are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

3. Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of March 31, 2014, the Company had an accumulated deficit of $26.0 million, and had incurred a net loss for the three months ended March 31, 2014 of $3.6 million and had negative working capital of $8.7 million. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

The consolidated financial statements for the fiscal year ended December 31, 2013 states that because the Company has suffered recurring operating losses from operations, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. Business Combinations

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

Intangible asset amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $20 and $0, respectively.

The following unaudited pro forma financial information presents results as if the acquisition of HemCon had occurred on January 1, 2014 and January 1, 2013 (in thousands):

	Three Months Ended March 31,
(Unaudited)	2014	2013

Total revenue	$1,303	$1,290
Net loss from continuing operations	$(3,565)	$(4,493)

5. Inventories

Inventories, net consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$349	$318
Work in Progress	212	251
Finished Goods	448	575
	$1,009	$1,144

Reserve for obsolescence was approximately $279 for three months ended March 31, 2014.

6. Property and Equipment

Property and equipment consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	Estimates Useful Life	March 31,	December 31,
	(Years)	2014	2013
Manufacturing Equipment	7-10	$623	$623
Leasehold Improvements	7	520	520
Office Furniture and Equipment	3-7	32	32
Computer Equipment and Software	1-5	12	12
Construction in Progress		6	6
		1,193	1,193
Less: Accumulated Depreciation, amortization and impairments		(241)	(196)
		$952	$997

Deprecation expense was approximately $67 for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2103.

7. Loans Payable

	March 31,	December 31,
	2014	2013
Short-term notes (net of debt discount $618 and $497 as March 31, 2014 and December 31, 2013, respectively)	$1,332	$714
Short-term notes - related party	3,970	3,970
	$5,302	$4,684

Convertible notes (net of debt discount $59 and $0 as of March 31, 2014 and December 31, 2013, respectively)	$389	$356
Convertible notes – related party (net of debt discount $169 and $0 as of March 31, 2014 and December 31, 2013, respectively)	61	-
	$5,752	$5,040

Promissory Notes

1st Quarter 2014 Activity

On January 15, 2014, the Company issued a convertible promissory note (“Note”) to a third party, in the principal amount of $100. The note has an interest rate of 24% per annum, simple interest and is due on or before July 15, 2014. In connection with this promissory note, the Company issued warrants to purchase 1,000,000 shares of our common stock at an exercise price $1.32 per share, which was the fair market value of our common stock on the date of issuance. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.68%, volatility – 111.11%, expected term – 5 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.5 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $91 by crediting additional paid in capital. Amortization expense on the debt discount was $41. At any time after February 1, 2014, or in the event of default, the holder may choose to convert the balance due from this Note into sufficient number of common shares of the Company, to constitute 1% of the total number of fully diluted and, by doing so, accept the payment of shares as payment in full for the outstanding balance. The Note contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $2,386 using the binomial option pricing model at January 15, 2014. The fair value of the conversion feature was determined using the binomial option pricing model with the following assumptions: risk free interest rate – 0.06%, volatility – 111.11%, expected term – 0.5 years, expected dividends– N/A.

During the first quarter of 2014 the Company issued a promissory note to a third party, in the principal amount of $740. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 850,000 shares of our common stock at an exercise price between $0.75 and $1.32 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of March 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.56%, volatility – 100.10%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.8 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $298 by crediting additional paid in capital. Amortization expense on the debt discount was $176 for the three months ended March 31, 2014.

During the first quarter of 2014 the Company issued convertible promissory notes (“Notes”) to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $230. The note has an interest rate of 24% per annum, simple interest and is due on or before August 11, 2014. No warrants were issued in connection with the promissory note. The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. At any time after February 1, 2014, or in the event of default, the holder may choose to convert the balance due from this Note into sufficient number of common shares of the Company, to constitute 1% of the total number of fully diluted and, by doing so, accept the payment of shares as payment in full for the outstanding balance. The embedded conversion feature of the Notes was valued at approximately $1,483 using the binomial option pricing model at February 11, 2014. The fair value of the conversion feature was determined using the binomial option pricing model with the following assumptions: risk free interest rate – 0.10%, volatility – 92%, expected term – 0.5 years, expected dividends– N/A. Amortization expense on the debt discount was $61 for the three months ended March 31, 2014.

During the first quarter of 2014, two third parties partially converted their notes payable, in accordance with the original terms of the notes, with an aggregate principal amount of $8,000 into 1,000,000 common shares.

The Company recorded imputed interest on convertible debentures and interest expense of $7 and $9 for the three months ended March 31, 2014 and 2013 respectively, based upon a market interest rate of 8% and accrued interest based on the stated rate of 0.5%.

8. Stockholders’ Equity

Diluted Shares

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of March 31, 2014. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the three months ended March 31, 2014 and 2013, due to net losses. As of March 31, 2014, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of March 31, 2014, there are 8,182,600 warrants which are convertible into one share of common stock with a weighted average exercise price of $1.62. In addition, convertible debt of $682 as of March 31, 2014 is convertible into 47,789,867 shares of the Company’s common stock.

The Company has determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within the Company’s control.

Note Conversions

All note conversions were within the original conversion terms and therefore no gain or loss was recorded on these conversions.

During the first quarter of 2014, two third parties partially converted their notes payable, in accordance with the original terms of the notes, with an aggregate principal amount of $8,000 into 1,000,000 common shares.

Detachable Warrants

During the first quarter of 2014, the Company issued Promissory Notes containing 1,850,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $389 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of March 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.46% - 1.68%, volatility – 99.58 – 111.11%, expected term – 4 to 5 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a six to ten month period (through maturity) on a straight-line basis.

9. Related Party Transactions

Consulting Agreements

On January 6, 2014 the Company entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin's services and services of his firm and 50,000 warrants upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $38 and $38 for the three months ended March 31, 2014 and 2013, respectively, and has an accounts payable balance related to this agreement of $120 as of March 31, 2014.

Accounts Payable and Accrued Expenses

As of March 31, 2014 the Company owed Daystar $50, James Barickman $3, John Linderman $16, Highpeak $2, Ingber $6, Northstar $271 and Rivercoach $72. The Company owed accrued compensation of $70,500 to related party officers as of March 31, 2014.

Related Party Notes

During the first quarter of 2014 the Company issued convertible promissory notes (“Notes”) to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $230. The note has an interest rate of 24% per annum, simple interest and is due on or before August 11, 2014. No warrants were issued in connection with the promissory note. The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $1,483 using the binomial option pricing model at February 11, 2014. The fair value of the conversion feature was determined using the binomial option pricing model with the following assumptions: risk free interest rate – 0.10%, volatility – 92%, expected term – .05 years, expected dividends– N/A. Amortization expense on the debt discount was $61 for the three months ended March 31, 2014.

As of March 31, 2014, the Company owed to Daystar Funding, LP $3,970 and accrued interest of $621. As of March 31, 2014, the company owed John Linderman and James Barickman $24 and $8 of accrued interest.

10. Intangible Assets, Net

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

For the three months ended March 31, 2014, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 16 years.

The amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $20 and $0, respectively.

	Life in		Amortized as of	Balance as of
Description	Years	Price	March 31, 2014	March 31, 2014
Patents	12	$336	25	$311
Customer list	14	198	13	$185
Trade name	16	266	14	$252
Non-compete agreement	4	127	28	$99
		$927	80	$847

11. Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2014, there was no litigation against the Company and therefore the litigation accrual was zero.

12. Fair Value Measurements

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis (primarily reflecting an increase in stock price per share) into the fair value as of March 31, 2014 and December 31, 2013 (in thousands):

Description	Level 1	Level 2	Level 3
Derivative liability- conversion options	$-	$-	$2,038

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2013:

Description	Level 1	Level 2	Level 3
	None	None	None

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2014.

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2013 through March 31, 2014. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance – December 31, 2013	$-
Discount related to embedded conversion feature 1	239
Change in fair value of derivative liability-conversion option	1,799
Balance – March 31, 2014	$2,038

1. The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815.

13. Subsequent Events

Stock Options for Services

During the second quarter of 2014, the Company issued 50,000 warrants to Hemcon employees with an exercise price of $0.38 and a four year term. Each option is exercisable into one share of common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended March 31, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We were incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of our incorporation through April 27, 2012, we had several name changes and different business plans all under prior management that is no longer with the company. On April 27, 2012, we underwent a change of control transaction and changed our business plan. On January 7, 2013, we changed our name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. We conduct our current operations under the name TriStar Wellness Solutions, Inc. The vast majority of our operations are conducted through our wholly-owned subsidiary, HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), and involve the development, marketing and sale of HemCon’s innovative wound care products.

Overall, we are a company focused on bringing new technologies to consumers and patients that address underserved therapeutic healthcare opportunities based on a combination of superior science, product development and market positioning worldwide. Each of our products is designed to improve health advocacy and medical outcomes through superior and proven technologies. Our innovative products and technologies focus in three categories:

•
Wound Care products focused on superior hemostasis and infection control through the exploitation of proprietary and in licensed technologies targeting a wide range of professional medical (e.g., surgery, dialysis, post-procedure recovery), trauma, military and consumer OTC (over the counter) applications reducing the total cost of care. We have developed FDA-approved products targeted to specific procedures within the broad professional care medical market as well as innovative products targeted to the global OTC (consumer self-care) wound care market which have received FDA clearance, CE approval and other international approvals. The superiority of the hemostasis properties of the product is demonstrated through its inclusion in the U.S. Department of Defense’s Committee on Tactical Combat Casualty Care guidelines.

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

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

Summary of Results of Operations (in thousands)

	Three Months Ended March 31,
	2014	2013
Revenue	$1,303	$7
Cost of goods sold	1,038	44
Gross Profit	265	(37)

Operating expenses:
General and administrative	725	1,204
Sales, marketing and development expenses	727	921
Amortization of intangible assets	20	-
Impairment of intangible assets	-	2
Total operating expenses	1,472	2,127

Operating loss	(1,207)	(2,164)

Other income and (expenses)
Interest expense	(552)	(9)
Change in fair value of derivative liability	(1,799)	-
Other	(12)	-

Net loss	(3,570)	(2,173)

Operating Loss

We had an operating loss of approximately $3,570,000 for the three months ended March 31, 2014, compared to an operating loss of approximately $2,173,000 for the three months ended March 31, 2013. This difference was largely attributable the change in fair value of an embedded conversion feature on $330,000 of convertible notes payable issued during the three months ended March 31, 2014, offset by a decrease in general and administrative expenses related to issuance of warrants for services during the three months ended March 31, 2013. We also had higher sales, marketing and development expenses for the period in 2013, primarily related to the issuance equity based awards for research and development. In contrast, during the three months ended March 31, 2014, we owned HemCon and its operations and the Beaute de Maman™ product line, which resulted in us having significantly more revenues and significantly more costs of goods sold, but we had lower general and administrative expenses during the period in 2014 primarily due to the issuance of warrants for services during the three months ended March 31, 2013 , leaving us with a higher net loss for the three months ended March 31, 2014 compared to March 31, 2013.

Revenue

Our revenue from the three months ended March 31, 2014 was $1,303,000 compared to $7,000 for the three months ended March 31, 2013. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $1,295,000 for the three months ended March 31, 2014. This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2014 were $1,038,000, compared to $44,000 for the same period in 2013. The cost of goods sold for the three months ended March 31, 2014 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $1,008,000 or approximately 77.8% of HemCon’s revenue for the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses were $725,000 for the three months ended March 31, 2014, compared to $1,204,000 for the three months ended March 31, 2013. Our primary general and administrative expenses for the period in 2014 were $90,000 from salaries, $135,000 from professional fees related to TriStar such as audit, marketing and legal fees, and $458,000 related to salaries, occupancy cost, utilities etc. related to Hemcon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $727,000 for the three months ended March 31, 2014, compared to $921,000 for the three months ended March 31, 2013. The decrease was attributable to expenses related to issuance of warrants for services during the three months ended March 31, 2013; offset by increased general and administrative expenses related to Hemcon’s operations.

Amortization of Intangible Assets

During the three months ended March 31, 2014, we had $20,000 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the Hemcon acquisition. We did not have any comparable expense in the three months ended March 31, 2013.

Interest Expense

We had interest expense $552,000 for the three months ended March 31, 2014, compared to $9 for the three months ended March 31, 2013. During the three months ended March 31, 2014 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in fair value of derivatives

During the three months ended March 31, 2014 and March 31, 2013 we recognized a non-cash loss on derivative liabilities of $1,799,000 and $0, respectively, due primarily to the change in value of the derivative liability with conversion option.

Liquidity and Capital Resources for Three Months Ended March 31, 2014 and 2013

Introduction

During the three months ended March 31, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash and cash equivalents as of March 31, 2014 was $138,000. Due to our monthly cash burn rate we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 compared to December 31, 2013, respectively, are as follows (in thousands):

	March 31, 2014	December 31, 2013	Change

Cash and Cash Equivalents	$138	$193	$(55)
Total Current Assets	3,430	3,653	(223)
Total Assets	5,270	5,558	(288)
Total Current Liabilities	12,105	9,140	2,965
Total Liabilities	$12,105	$9,188	$2,917

Our total assets decreased by $288,000 as of March 31, 2014 compared to December 31, 2013. The decrease in total assets was primarily attributed to decreases in our cash and cash equivalents, in our prepaid expenses, and in our inventories, net.

Our current liabilities increased by $2,965,000, as of March 31, 2014 as compared to December 31, 2013. A large portion of this increase was due to significant increases in our short terms notes, our accounts payable and accrued expenses, derivative liability, and our accounts payable and accrued expenses due to related parties, most of which relate to HemCon.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash and cash equivalents available as of March 31, 2014 of $138,000 and $193,000 as of December 31, 2013. We have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,064,000 for the three months ended March 31, 2014, as compared to $257,000 for the three months ended March 31, 2013. For the period in 2014, the net cash used in operating activities consisted primarily of our net loss of $3,570,000, adjusted primarily by the amortization of debt discount of $278,000, loss on change in fair value of derivative liability of $1,799,000, accounts payable and accrued expenses – related party of $258,000, accounts payable and accruals of $45,000, inventory of $135,000, and prepaid expenses of $65,000, offset by deferred revenue of $136,000, and accounts receivable of $27,000.

Investing

 We had net cash used in investing activities of $22,000 for the three months ended March 31, 2014, as compared to $0 for the three months ended March 31, 2013.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2014 was $1,070,000, compared to $300,000 for the three months ended March 31, 2013. For the period in 2014, our financing activities consisted of $740,000 from proceeds from issuance of short terms notes with warrants, $100,000 from proceeds from issuance of convertible debt, and $230,000 from proceeds from issuances of convertible debt to related party.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)           Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued the following unregistered securities:

In March 2014, we received a notice of conversion from New Horizon, Inc., notifying us that it wished to convert $4,000 of principal and interest due under that certain Tristar Wellness Solutions, Inc. Convertible Promissory Note dated February 21, 2013 into 500,000 shares of our common stock. The shares were issued on March 26, 2014, without a restrictive legend since New Horizon’s note is derived from and purchased from Ms. Alter’s promissory note dated in April 2012, and it is a non-affiliate. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact New Horizon, Inc. has held the promissory note since February 2013, is either an accredited or sophisticated investor and is familiar with our operations.

In connection with the issuance of a promissory note, we issued warrants to purchase 1,000,000 shares of our common stock at an exercise price $1.32 per share, which was the fair market value of our common stock on the date of issuance. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by the investor, due to the fact the investors were either accredited or sophisticated investors, and the investor is familiar with our operations.

In connection with the issuance of a promissory note, we issued warrants to purchase 850,000 shares of our common stock at an exercise price from $0.75 to $1.32 per share, which was the fair market value of our common stock on the date of issuance. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by the investor, due to the fact the investors were either accredited or sophisticated investors, and the investor is familiar with our operations.

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

(10)	Material Contracts
10.1	Agreement for the Purchase of Preferred Stock (the “Agreement”) with Rockland Group, LLC dated April 27, 2012 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2012)
10.2	License and Asset Option Purchase Agreement with NorthStar Consumer Products, LLC dated June 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.3	Agreement for the Purchase of Preferred Stock with Rockland Group, LLC dated June 29, 2012 (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)
10.4	Subsidiary Acquisition Option Agreement with Xinghui Ltd. dated April 25, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.5	Marketing and Development Services Agreement with InterCore Energy, Inc. dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.6	Purchase and Assignment of Rights Agreement with RWIP, LLC dated July 11, 2012 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2012)
10.8	Asset Purchase Agreement with Northstar Consumer Products, LLC, dated February 4, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.9	Asset Purchase Agreement with HLBC Distribution Company, Inc., dated February 12, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.1	Employment Agreement with John R. Linderman dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.11	Employment Agreement with James Barickman dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.12	Employment Agreement with Fredrick A. Voight dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)
10.13	Employment Agreement with Michael S. Wax dated February 1, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2013)

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
10.2
Promissory Note with Lawrence K. Ingber Trust, dated June 14, 1980, as amended and restated March 6, 2006, dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)

10.21	Promissory Note with James Barickman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.22	Promissory Note with John Linderman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.23	Promissory Note with James Linderman dated May 6, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2013)
10.24	Stock Exchange Agreement with M&K Family Limited Partnership dated July 11, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2013)
10.25	Stock Exchange Agreement with Northstar Consumer Products, LLC, dated July 11, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2013)
10.26	Stock Exchange Agreegment with Rivercoach Partners, LP dated July 11, 2013 (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: May 21, 2014		/s/ John Linderman
	By:	John Linderman
	Its:	Chief Executive Officer