Form 10-Q
period 2014-06-30
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2014-08-19
CIK 1109153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

    Commission file number: 000-29981

TRISTAR WELLNESS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Saugatuck Ave.
Westport CT	06880
(Address of principal executive offices)	(Zip Code)

(203) 226-4449
Registrant’s telephone number, including area code

_________________________________
(Former address, if changed since last report)

___________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2014, there were 23,041,715 shares of common stock, $0.001 par value, issued and outstanding.

TRISTAR WELLNESS SOLUTIONS, INC.
TABLE OF CONTENTS

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

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three and six months ended June 30, 2014 and 2013 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$85	$193
Accounts receivables, net	502	638
Prepaid expenses and other	154	178
Other receivables	1,500	1,500
Receivable from related party	1	-
Inventories, net	1,114	1,144
Total current assets	3,356	3,653
Non-current assets
Property and equipment, net	890	997
Intangible assets, net	825	867
Other non-current assets	41	41
Total non-current assets	1,756	1,905
TOTAL ASSETS	$5,112	$5,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,607	$1,321
Accounts payable and accrued expenses due to related parties	1,388	973
Current liabilities related to assets sold	1,500	1,500
Short-term notes (net of debt discount $557 and $497 as of June 30, 2014 and December 31, 2013, respectively)	2,217	714
Short-term notes - related party	3,970	3,970
Convertible notes (net of debt discount $142 and $0 as of June 30, 2014 and December 31, 2013, respectively)	536	356
Convertible notes - related party (net of debt discount $53 and $0 as of June 30, 2014 and December 31, 2013, respectively)	177	-
Deferred revenue	162	306
Derivative liability	1,792	-
Total current liabilities	13,349	9,140
Non-current Liabilities
Deferred revenue, net of current portion	-	48
Total non-current liabilities	-	48
TOTAL LIABILITIES	13,349	9,188

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 5,621,667 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 23,041,715 and 22,041,713 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	19,697	18,823
Other comprehensive gain/(loss)	5	(19)
Accumulated deficit	(27,947)	(22,442)
TOTAL STOCKHOLDERS' DEFICIT	(8,237)	(3,630)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,112	$5,558

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	For the Three Months Ended		For the six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales revenue	$1,224	$1,287	$2,527	$1,293
Cost of Goods Sold	844	912	1,882	956
Gross profit	380	375	645	337

Continuing operations
Operating expenses:
General and administrative	967	987	1,692	2,191
Sales, marketing and development expenses	676	395	1,403	1,316
Amortization on intangible assets	22	-	42	-
Impairment of intangible assets	-	-	-	2
Total operating expenses	1,665	1,382	3,137	3,509

Loss from operations	(1,285)	(1,007)	(2,492)	(3,172)

Other income and (expenses)
Interest expense	(951)	(650)	(1,503)	(659)
Change in fair value of derivative liability	289	-	(1,510)	-
Other	12	(40)	-	(40)
Total other expenses	(650)	(690)	(3,013)	(699)

Net loss	(1,935)	(1,697)	(5,505)	(3,871)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	63	(1)	24	(1)

Total comprehensive loss	$(1,872)	$(1,698)	$(5,481)	$(3,872)

Total
Loss per share	$(0.08)	$(0.04)	$(0.24)	$(0.11)
Diluted loss per share	$(0.08)	$(0.04)	$(0.24)	$(0.11)

Weighted average common shares outstanding	23,041,715	44,962,000	22,563,814	35,793,000
Diluted weighted average common shares outstanding	23,041,715	44,962,000	22,563,814	35,793,000

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Loss for the period from continuing operations	$(5,505)	$(3,871)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Depreciation expenses	135	72
Change in fair value of derivative liability	1,510	-
Amortization of debt discount	871	546
Issuance of warrants for research and development	-	921
Issuance of warrants for services	-	688
Intangible asset amortization	42	-
Intangible asset impairment	-	2
Imputed interest on note payable	21	16
Accounts receivables	81	(347)
Inventory	30	10
Prepaid expenses	24	(88)
Accounts payable and accruals	286	10
Other receivables	54	148
Deferred revenue	(192)	189
Accounts payable and accrued expenses - related party	415	786
Net cash used in operating activities from continuing operations	(2,228)	(918)

Cash flow from investing activities:
Acquisition of HemCon	-	(3,139)
Purchase of computer equipment	(28)	-
Net cash used in investing activities	(28)	(3,139)

Cash flow from financing activities:
Proceeds from issuance of short-term notes	1,564	536
Proceeds from issuance of short-term convertible notes - related party	230	3,165
Proceeds from issuance of convertible notes	330	50
Proceeds from issuance of common stock	-	227
Proceeds from issuance of Series D convertible preferred stock	-	250
Net cash generated from financing activities from continuing operations	2,124	4,228

Cumulative translation adjustment	24	(1)
Net change in cash	(108)	170

Cash and cash equivalent, beginning	193	11
Cash and cash equivalent, ending	$85	$181

Supplemental schedule of non-cash activities
Debt discount due to convertible debentures issued with warrants	$845	$1,651
Debt discount due to embedded derivative liabilities within convertible debentures issued	$282	$-
Conversion of notes payable to preferred stock	$-	$225
Conversion of notes payable to common stock	$8	$40
Conversion of preferred stock to common stock	$-	$2
Acquisition of Beautè de Maman assets	$-	$2

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of results to be expected for a full year.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the fair value of equity instruments upon issuance, estimate the fair value of any derivative liabilities, and estimating the useful lives of depreciable assets and whether impairment charges may apply.

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

3. Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of June 30, 2014, the Company had an accumulated deficit of $27.9 million, and had incurred a net loss for the three months ended June 30, 2014 of $1.9 million and had negative working capital of $10.0 million. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

The consolidated financial statements for the fiscal year ended December 31, 2013 states that because the Company has suffered recurring operating losses from operations, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

4. Business Combinations

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

Intangible asset amortization expense for the three and six months ended June 30, 2014 and June 30, 2013 was $22, $42 and $0, $0 respectively.

The following unaudited pro forma financial information presents results as if the acquisition of HemCon had occurred on January 1, 2014 and January 1, 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Total revenue	$2,527	$2,933
Net loss from continuing operations	$(5,505)	$(3,064)

5. Inventories

Inventories, net consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$342	$318
Work in Progress	172	251
Finished Goods	600	575
	$1,114	$1,144

Reserve for obsolescence was approximately $267 as of June 30, 2014.

6. Property and Equipment

Property and equipment consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	Estimates Useful life	June 30,	December 31,
	(Years)	2014	2013
Manufacturing Equipment	7-10	$622	$623
Leasehold Improvements	7	535	520
Office Furniture and Equipment	3-7	32	32
Computer Equipment and Software	1-5	26	12
Construction in Progress		6	6
		1,221	1,193
Less: Accumulated Depreciation, amortization and impairments		(331)	(196)
		$890	$997

Depreciation expense was approximately $135 for the six months ended June 30, 2014 and $0 for the six months ended June 30, 2103.

7. Loans Payable

	June 30, 2014	December 31, 2013

Short-term notes (net of debt discount $557 and $497 as of June 30, 2014 and December 31, 2013, respectively)	$2,217	$714
Short-term notes - related party	3,970	3,970
	$6,187	$4,685

Convertible notes (net of debt discount $142 and $0 as of June 30, 2014 and December 31, 2013, respectively)	$536	$356
Convertible notes - related party (net of debt discount $53 and $0 as of June 30, 2014 and December 31, 2013, respectively)	177	-
	$713	$356

Promissory Notes

First Quarter 2014 Activities

On January 15, 2014, the Company issued a convertible promissory note (“Note”) to a third party, in the principal amount of $100. The note has an interest rate of 24% per annum, simple interest and is due on or before July 15, 2014. In connection with this promissory note, the Company issued warrants to purchase 1,000,000 shares of our common stock at an exercise price $1.32 per share, which was the fair market value of our common stock on the date of issuance. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.68%, volatility – 111.11%, expected term – 5 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.5 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $91 by crediting additional paid in capital. Amortization expense on the debt discount was $41. At any time after February 1, 2014, or in the event of default, the holder may choose to convert the balance due from this Note into sufficient number of common shares of the Company, to constitute 1% of the total number of fully diluted and, by doing so, accept the payment of shares as payment in full for the outstanding balance. The Note contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $2,386 using the binomial option pricing model at January 15, 2014. The fair value of the conversion feature was determined using the binomial option pricing model with the following assumptions: risk free interest rate – 0.06%, volatility – 111.11%, expected term – 0.5 years, expected dividends– N/A.

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

Second Quarter 2014 Activities

On April 1, 2014, the Company issued a convertible promissory note (“Note”) to a third party, in the principal amount of $230. The note has an interest rate of 24% per annum, simple interest and is due on or before November 1, 2014. In connection with this promissory note, the Company issued warrants to purchase 2,300,000 shares of our common stock at an exercise price $0.59 per share, which was the fair market value of our common stock on the date of issuance. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.73%, volatility – 101.53%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.6 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $187 by crediting additional paid in capital. Amortization expense on the debt discount was $97. At any time after April 1, 2014, or in the event of default, the holder may choose to convert the balance due from this Note into sufficient number of common shares of the Company, to constitute 1% of the total number of fully diluted and, by doing so, accept the payment of shares as payment in full for the outstanding balance. The Note contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $926 using the binomial option pricing model at April 1, 2014. The fair value of the conversion feature was determined using the binomial option pricing model with the following assumptions: risk free interest rate – 1.73%, volatility – 101.5%, expected term – 0.5 years, expected dividends– N/A.

On April 1, 2014, the Company issued a promissory note to a third party, in the principal amount of $824. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 824,000 shares of our common stock at an exercise price $0.35 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.73%, volatility – 101.53%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.7 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $269 by crediting additional paid in capital. Amortization expense on the debt discount was $100 for the three months ended June 30, 2014.

8. Stockholders’ Equity

Diluted Shares

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of June 30, 2014. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the six months ended June 30, 2014 and 2013, due to net losses. As of June 30, 2014, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of June 30, 2014, there are 11,306,600 warrants which are convertible into one share of common stock with a weighted average exercise price of $1.32. In addition, convertible debt of $713 as of June 30, 2014 is convertible into 49,204,451 shares of the Company’s common stock.

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

There is no conversions occurred during the three months ended June 30, 2014.

Detachable Warrants

During the first quarter of 2014, the Company issued Promissory Notes containing 1,850,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $389 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of March 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.46% - 1.68%, volatility – 99.58 – 111.11%, expected term – 4 to 5 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a six to ten month period (through maturity) on a straight-line basis.

During the second quarter of 2014, the Company issued Promissory Notes containing 3,124,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $456 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of June 30, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.73%, volatility –101.53%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a seven to eight month period (through maturity) on a straight-line basis.

9. Related Party Transactions

Consulting Agreements

On January 6, 2014 the Company entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin's services and services of his firm and 50,000 warrants upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $75 and $75 for the six months ended June 30, 2014 and 2013, respectively, and has an account payable balance related to this agreement of $118 as of June 30, 2014.

Accounts Payable and Accrued Expenses

As of June 30, 2014 the Company owed Daystar $50, James Barickman $3, John Linderman 16, Ingber $6, Northstar $318 and Rivercoach $72.

Related Party Notes

During the first quarter of 2014 the Company issued convertible promissory notes (“Notes”) to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $230. The note has an interest rate of 24% per annum, simple interest and is due on or before August 11, 2014. No warrants were issued in connection with the promissory note. The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $1,483 using the binomial option pricing model at February 11, 2014. The fair value of the conversion feature was determined using the binomial option pricing model with the following assumptions: risk free interest rate – 0.10%, volatility – 92%, expected term – .05 years, expected dividends– N/A. Amortization expense on the debt discount was $177 for the six months ended June 30, 2014.

As of June 30, 2014, the Company owed to Daystar Funding, LP $3,970 and accrued interest of $796.

As of June 30, 2014, the Company owed John Linderman and James Barickman $6 and $2 of accrued interest, respectively.

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

For the six months ended June 30, 2014, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 16 years.

The amortization expense for the three and six months ended June 30, 2014 and June 30, 2013 was $$22, $42 and $0, $0, respectively.

Description	life in Years	Price	Amortized as of June 30, 2014	Balance as of June 30, 2014
Patents	12	$336	32	$304
Customer list	14	198	16	$182
Trade name	16	266	17	$249
Non-compete agreement	4	127	37	$90
		$927	102	$825

11. Fair Value Measurements

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis (primarily reflecting an increase in stock price per share) into the fair value as of June 30, 2014 and December 31, 2013 (in thousands):

Description	Level 1	Level 2	Level 3

Derivative liability-conversion options	$-	$-	$1,792

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2013.

Description	Level 1	Level 2	Level 3

	None	None	None

There were no transfers between Level 1, 2 or 3 during the three months ended June 30, 2014.

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2013 through June 30, 2014. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance as of December 31, 2013	$-
Discount related to embedded conversion feature *	239
Change in fair value of derivative liability - conversion option	1,799
Balance - March 31, 2014	2,038
Discount related to embedded conversion feature *	43
Change in fair value of derivative liability - conversion option	(289)
Balance -June 30, 2014	$1,792

* The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 81.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended June 30, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

______________
1 Euromonitor Research & ACNielson Market Projects Expecting Mothers and Women’s Health-GAGR: Trade Sources & National Statistics: Copyright June 2012.

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Summary of Results of Operations (in thousands)

	For the Three Months Ended June 30,
	2014	2013

Sales revenue	$1,224	$1,287
Cost of Goods Sold	844	912
Gross profit	380	375
Continuing operations
Operating expenses:
General and administrative	967	987
Sales, marketing and development expenses	676	395
Amortization on intangible assets	22	-
Impairment of intangible assets	-	-
Total operating expenses	1,665	1,382
Loss from operations	(1,285)	(1,007)
Other income and (expenses)
Interest expense	(951)	(650)
Change in fair value of derivative liability	289	-
Other	12	(40)
Total other expenses	(650)	(690)
Net loss	(1,935)	(1,697)
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	63	(1)
Total comprehensive loss	$(1,872)	$(1,698)

Operating Loss

We had an operating loss of approximately $1,285,000 for the three months ended June 30, 2014, compared to an operating loss of approximately $1,007,000 for the three months ended June 30, 2013. This difference was largely attributable to an increase in our sales, marketing and development expenses of approximately $280,000, which was largely a result of the expansion of the Hemcon platform and increased sales force. Other than our increase in our sales, marketing and development expenses, our revenue, cost of goods sold, and operating expenses were substantially the same for the three month period in 2014 compared to 2013.

Revenue

Our revenue from the three months ended June 30, 2014 was $1,224,000 compared to $1,287,000 for the three months ended June 30, 2013. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $1,214,000 for the three months ended June 30, 2014. This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2014 were $844,000, compared to $912,000 for the same period in 2013. The cost of goods sold for the three months ended June 30, 2014 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $820,000 or approximately 67.5% of HemCon’s revenue for the three months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses were $967,000 for the three months ended June 30, 2014, compared to $987,000 for the three months ended June 30, 2013. Our primary general and administrative expenses for the period in 2014 were $73,200 from accrued but not paid executive salaries, $325,000 from professional fees related to TriStar such as audit, marketing and legal fees, and $490,000 related to salaries, occupancy cost, utilities, etc. attributable to Hemcon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $676,000 for the three months ended June 30, 2014, compared to $395,000 for the three months ended June 30, 2013. The significant increase was attributable to expenses related to general and administrative expenses from Hemcon’s operations during the three months ended June 30, 2014.

Amortization of Intangible Assets

During the three months ended June 30, 2014, we had $22,000 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the Hemcon acquisition. We did not have any comparable expense in the three months ended June 30, 2013.

Interest Expense

We had interest expense $951,000 for the three months ended June 30, 2014, compared to $650,000 for the three months ended June 30, 2013. During the three months ended June 30, 2014 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in fair value of derivatives

During the three months ended June 30, 2014 and June 30, 2013 we recognized a non-cash gain on derivative liabilities of $289,000 and $0, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Summary of Results of Operations (in thousands)

	For the six Months Ended June 30,
	2014	2013

Sales revenue	$2,527	$1,293
Cost of Goods Sold	1,882	956
Gross profit	645	337
Continuing operations
Operating expenses:
General and administrative	1,692	2,191
Sales, marketing and development expenses	1,403	1,316
Amortization on intangible assets	42	-
Impairment of intangible assets	-	2
Total operating expenses	3,137	3,509
Loss from operations	(2,492)	(3,172)
Other income and (expenses)
Interest expense	(1,503)	(659)
Change in fair value of derivative liability	(1,510)
Other	-	(40)
Total other expenses	(3,013)	(699)
Net loss	(5,505)	(3,871)
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	24	(1)
Total comprehensive loss	$(5,481)	$(3,872)

Operating Loss

We had an operating loss of approximately $2,492,000 for the six months ended June 30, 2014, compared to an operating loss of approximately $3,172,000 for the six months ended June 30, 2013. The decrease in operating loss was primarily attributable to a higher gross profit based on higher revenues and a decrease in general and administrative expenses related to a decrease in executive salaries and benefits.

Revenue

Our revenue from the six months ended June 30, 2014 was $2,527,000 compared to $1,293,000 for the six months ended June 30, 2013. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $2,509,000 for the six months ended June 30, 2014. This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2014 were $1,882,000, compared to $956,000 for the same period in 2013. The cost of goods sold for the six months ended June 30, 2014 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $1,828,000 or approximately 72.9% of HemCon’s revenue for the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses were $1,692,000 for the six months ended June 30, 2014, compared to $2,191,000 for the six months ended June 30, 2013. Our primary general and administrative expenses for the period in 2014 were $163,500 from accrued but not paid executive salaries, $460,000 from professional fees related to TriStar such as audit, marketing and legal fees, and $947,500 related to salaries, occupancy cost, utilities, etc. attributable to Hemcon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $1,403,000 for the six months ended June 30, 2014, compared to $1,316,000 for the six months ended June 30, 2013. We expect our sales, marketing and development expenses to be similar in the next few six-month periods.

Amortization of Intangible Assets

During the six months ended June 30, 2014, we had $42,000 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the Hemcon acquisition. We did not have any comparable expense in the six months ended June 30, 2013.

Interest Expense

We had interest expense $1,503,000 for the six months ended June 30, 2014, compared to $659,000 for the six months ended June 30, 2013. During the six months ended June 30, 2014 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in fair value of derivatives

During the six months ended June 30, 2014 and June 30, 2013 we recognized a non-cash loss on derivative liabilities of $1,510,000 and $0, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Liquidity and Capital Resources for Six Months Ended June 30, 2014 and 2013

Introduction

During the six months ended June 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash and cash equivalents as of June 30, 2014 was $85,000. Due to our monthly cash burn rate we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2014 compared to December 31, 2013, respectively, are as follows (in thousands):

	June 30, 2014	December 31, 2013	Change
Cash and Cash Equivalents	$85	$193	$(108)
Total Current Assets	3,356	3,653	(297)
Total Assets	5,112	5,558	(446)
Total Current Liabilities	13,349	9,140	4,209
Total Liabilities	$13,349	$9,188	$4,161

Our total assets decreased by $446,000 as of June 30, 2014 compared to December 31, 2013. The decrease in total assets was primarily attributed to decreases in our cash and cash equivalents, in our prepaid expenses, and in our accounts receivable, net.

Our current liabilities increased by $4,209,000, as of June 30, 2014 as compared to December 31, 2013. A large portion of this increase was due to significant increases in our short terms notes, our accounts payable and accrued expenses, derivative liability, and our accounts payable and accrued expenses due to related parties.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash and cash equivalents available as of June 30, 2014 of $85,000 and $193,000 as of December 31, 2013. We have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $2,228,000 for the six months ended June 30, 2014, as compared to $918,000 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the net cash used in operating activities consisted primarily of our net loss of $5,505,000, adjusted primarily by the amortization of debt discount of $871,000, loss on change in fair value of derivative liability of $1,510,000, accounts payable and accrued expenses – related party of $415,000, accounts payable and accruals of $286,000, accounts receivable of $81,000, inventory of $30,000, accounts receivables of $54,000, and prepaid expenses of $24,000, offset by deferred revenue of $192,000.

Investing

We had net cash used in investing activities of $28,000 for the six months ended June 30, 2014, as compared to $3,139,000 for the six months ended June 30, 2013. Our net cash used in investing activities for the six months ended June 30, 2014 related entirely to the purchase of computer equipment, while our net cash used in investing activities for the six months ended June 30, 2013 related entirely to the acquisition of HemCon.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2014 was $2,124,000, compared to $4,228,000 for the six months ended June 30, 2013. For the period in 2014, our financing activities consisted of $1,564,000 from proceeds from issuance of short terms notes, $330,000 from proceeds from issuance of convertible debt, and $230,000 from proceeds from issuances of convertible debt to related party. For the period in 2013, our financing activities consisted of $3,165,000 from proceeds from issuance of short terms notes to a related party, $536,000 from proceeds from issuance of short term notes, $227,000 from the issuance of common stock, $250,000 from the issuance of Series D Convertible Preferred Stock, and $50,000 from proceeds from issuances of convertible debt.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)	Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued the following unregistered securities:

In March, 2014, we received a notice of conversion from Kimberly Guenther, notifying us that she wished to convert $4,000 of principal and interest due under that certain TriStar Wellness Solutions, Inc. Convertible Promissory Note dated February 21, 2013 into 500,000 shares of our common stock. The shares were issued on April 2, 2014, without a restrictive legend, since Ms. Guenther paid the consideration for her promissory note more than six months ago and is a non-affiliate. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact Ms. Guenther has held the promissory note since February 2013, is either an accredited or sophisticated investor and is familiar with our operations.

On April 15, 2014, we issued 194,445 shares of our common stock to an IRA account controlled by Mr. John Linderman, one of our executive officers and directors, pursuant to a securities purchase agreement in exchange for $175,000. The shares were issued with a standard Rule 144 restrictive legend. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by Mr. Linderman in the securities purchase agreement, due to the fact Mr. Linderman is either an accredited or sophisticated investor, and is familiar with our operations.

In connection with the issuance of a promissory note, we issued warrants to purchase 824,000 shares of our common stock at an exercise price of $0.35 per share, which was the fair market value of our common stock on the date of issuance. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by the investor, due to the fact the investors were either accredited or sophisticated investors, and the investor is familiar with our operations.

In connection with the issuance of a promissory note, we issued warrants to purchase 2,300,000 shares of our common stock at an exercise price of $0.59 per share, which was the fair market value of our common stock on the date of issuance. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by the investor, due to the fact the investors were either accredited or sophisticated investors, and the investor is familiar with our operations.

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
________
* Filed herewith.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: August 19, 2014	By:	/s/ John Linderman
John Linderman
	Its:	Chief Executive Officer