Form 10-Q
period 2014-09-30
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2014-11-19
CIK 1109153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2014, there were 23,941,715 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated interim financial statements of registrant for the three and nine months ended September 30, 2014 and 2013 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

 TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$242	$193
Accounts receivables, net	616	638
Prepaid expenses and other	226	178
Other receivables	1,500	1,500
Receivable from related party	1	-
Inventories, net	1,125	1,144
Total current assets	3,710	3,653
Non-current assets
Property and equipment, net	830	997
Intangible assets, net	804	867
Other non-current assets	173	41
Total non-current assets	1,807	1,905
TOTAL ASSETS	$5,517	$5,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,792	$1,321
Accounts payable and accrued expenses due to related parties	1,652	973
Current liabilities related to assets sold	1,500	1,500
Short-term notes (net of debt discount $305 and $497 as of September 30, 2014 and December 31, 2013, respectively)	3,339	714
Short-term notes - related party	3,970	3,970
Convertible notes (net of debt discount $34 and $0 as of September 30, 2014 and December 31, 2013, respectively)	637	356
Convertible notes - related party (net of debt discount $0 and $0 as of September 30, 2014 and December 31, 2013, respectively)	230	-
Deferred revenue	105	306
Derivative liability	620	-
Total current liabilities	13,845	9,140
Non-current Liabilities
Deferred revenue, net of current portion	-	48
Total non-current liabilities	-	48
TOTAL LIABILITIES	13,845	9,188

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized;
5,621,667 and 5,621,667 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized;
23,941,715 and 22,041,713 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	19,976	18,823
Other comprehensive gain/(loss)	115	(19)
Accumulated deficit	(28,427)	(22,442)
TOTAL STOCKHOLDERS' DEFICIT	(8,328)	(3,630)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,517	$5,558

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales revenue	$1,908	$1,281	$4,435	$2,574
Cost of Goods Sold	1,046	1,074	2,928	2,030
Gross profit	862	207	1,507	544

Continuing operations
Operating expenses:
General and administrative	780	1,069	2,472	3,260
Sales, marketing and development expenses	562	618	1,965	1,934
Amortization on intangible assets	21	33	63	33
Impairment of intangible assets	-	-	-	2
Total operating expenses	1,363	1,720	4,500	5,229

Loss from operations	(501)	(1,513)	(2,993)	(4,685)

Other income and (expenses)
Interest expense	(1,022)	(1,238)	(2,525)	(1,897)
(Loss) gain on sale of assets and liabilities	(6)	2	(6)	2
Change in fair value of derivative liability	1,172	-	(338)	-
Other expenses	(123)	73	(123)	33
Total other income (expenses)	21	(1,163)	(2,992)	(1,862)

Net loss	(480)	(2,676)	(5,985)	(6,547)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	110	(83)	134	(84)

Total comprehensive loss	$(370)	$(2,759)	$(5,851)	$(6,631)

Total
Loss per share	$(0.02)	$(0.11)	$(0.26)	$(0.20)
Diluted loss per share	$(0.02)	$(0.11)	$(0.26)	$(0.20)

Weighted average common shares outstanding	23,663,454	25,148,355	22,934,389	33,532,893
Diluted weighted average common shares outstanding	23,663,454	25,148,355	22,934,389	33,532,893

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Loss for the period from continuing operations	$(5,985)	$(6,547)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Depreciation expenses	203	72
Loss on disposal of assets	6	-
Change in fair value of derivative liability	338	-
Amortization of debt discount	1,491	1,561
Issuance of common stock for services	48	-
Issuance of warrants for research and development	-	921
Issuance of warrants for services	-	688
Intangible asset amortization	63	33
Intangible asset impairment	-	2
Imputed interest on note payable	38	23
Accounts receivables	(33)	(158)
Inventory	19	256
Prepaid expenses	(48)	31
Accounts payable and accruals	471	352
Other non-current assets	(132)	(17)
Other receivables	54	-
Deferred revenue	(249)	(95)
Accounts payable and accrued expenses - related party	679	1,432
Net cash used in operating activities from continuing operations	(3,037)	(1,446)

Cash flow from investing activities:
Acquisition of HemCon	-	(3,139)
Purchase of computer equipment	(42)	-
Net cash used in investing activities	(42)	(3,139)

Cash flow from financing activities:
Proceeds from issuance of short-term notes	2,434	536
Proceeds from issuance of short-term convertible notes - related party	230	3,810
Proceeds from issuance of convertible notes	330	50
Proceeds from issuance of common stock	-	327
Proceeds from issuance of Series D convertible preferred stock	-	250
Net cash generated from financing activities from continuing operations	2,994	4,973

Cumulative translation adjustment	134	(84)
Net change in cash	49	304

Cash and cash equivalent, beginning	193	11
Cash and cash equivalent, ending	$242	$315

Supplemental schedule of non-cash activities
Debt discount due to convertible debentures issued with warrants	$1,053	$1,876
Debt discount due to embedded derivative liabilities within convertible debentures issued	$282	$-
Conversion of notes payable to preferred stock	$-	$225
Conversion of notes payable to common stock	$8	$40
Conversion of preferred stock to common stock	$-	$2
Aquisition of NorthStar Consumer Prodcuts	$-	$2

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

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of results to be expected for a full year.

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

3. Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of September 30, 2014, the Company had an accumulated deficit of $28.4 million, and had incurred a net loss for the three months ended September 30, 2014 of $0.4 million and had negative working capital of $10.1 million. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

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

Intangible asset amortization expense for the three and nine months ended September 30, 2014 and September 30, 2013 was $21, $63 and $0, $0 respectively.

The following unaudited pro forma financial information presents results as if the acquisition of HemCon had occurred on January 1, 2014 and January 1, 2013 (in thousands):

	Nine months Ended September 30,
	2014	2013
(Unaudited)
Total revenue	$4,435	$4,214
Net loss from continuing operations	$(5,851)	$(7,354)

5. Inventories

Inventories, net consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$305	$318
Work in Progress	484	251
Finished Goods	336	575
	$1,125	$1,144

Reserve for obsolescence was approximately $228 as of September 30, 2014

6. Property and Equipment

Property and equipment consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	Estimates Useful Life	September 30,	December 31,
	(Years)	2014	2013
Manufacturing Equipment	7-10	$630	$623
Leasehold Improvements	7	535	520
Office Furniture and Equipment	3-7	21	32
Computer Equipment and Software	1-5	23	12
Construction in Progress		6	6
		1,215	1,193
Less: Accumulated Depreciation, amortization and impairments		(385)	(196)
		$830	$997

Depreciation expense was approximately $203 for the nine months ended September 30, 2014 and $72 for the nine months ended September 30, 2103.

7. Loans Payable

	September 30,	December 31,
	2014	2013
Short-term notes (net of debt discount $305 and $497 as of September 30, 2014 and December 31, 2013, respectively)	3,339	714
Short-term notes - related party	3,970	3,970
	$7,309	$4,684

Convertible notes (net of debt discount $34 and $0 as of September 30, 2014 and December 31, 2013, respectively)	$637	$356
Convertible notes - related party (net of debt discount $0 and $0 as of September 30, 2014 and December 31, 2013, respectively)	230	-
	$867	$356

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

On April 1, 2014, the Company issued a promissory note to a third party, in the principal amount of $824. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 824,000 shares of our common stock at an exercise price $0.35 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of September 30, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.73%, volatility – 101.53%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.7 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $269 by crediting additional paid in capital. Amortization expense on the debt discount was $100 for the three months ended September 30, 2014.

Third Quarter 2014 Activities

On July 1, 2014, the Company issued a promissory note to a third party, in the principal amount of $870. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 870,000 shares of our common stock at an exercise price $0.35 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of September 30, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.62%, volatility – 98.19%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.4 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $208 by crediting additional paid in capital. Amortization expense on the debt discount was $124 for the three months ended September 30, 2014.

8. Stockholders’ Equity

Diluted Shares

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of September 30, 2014. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the nine months ended September 30, 2014 and 2013, due to net losses. As of September 30, 2014, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of September 30, 2014, there are 12,176,600 warrants which are convertible into one share of common stock with a weighted average exercise price of $1.24. In addition, convertible debt of $867 as of September 30, 2014 is convertible into 48,068,253 shares of the Company’s common stock.

The Company has determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within the Company’s control.

Shares Issued for Services

On July 25, 2014, the Company issued aggregate 100,000 common shares to two third parties for services. The fair value of the common shares were $48.

Note Conversions

All note conversions were within the original conversion terms and therefore no gain or loss was recorded on these conversions.

During the first quarter of 2014, two third parties partially converted their notes payable, in accordance with the original terms of the notes, with an aggregate principal amount of $8,000 into 1,000,000 common shares.

During the third quarter of 2014, a third party partially converted their notes payable, in accordance with the original terms of the notes, with an aggregate principal amount of $6,400 into 800,000 common shares.

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

During the second quarter of 2014, the Company issued Promissory Notes containing 3,124,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $456 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of September 30, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.73%, volatility –101.53%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a seven to eight month period (through maturity) on a straight-line basis.

During the third quarter of 2014, the Company issued Promissory Notes containing 870,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $208 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of September 30, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.62%, volatility – 98.19%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a seven to eight month period (through maturity) on a straight-line basis.

9. Related Party Transactions

Consulting Agreements

On January 6, 2014 the Company entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin's services and services of his firm and 50,000 warrants upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $75 and $75 for the nine months ended September 30, 2014 and 2013, respectively, and has an account payable balance related to this agreement of $169 as of September 30, 2014.

Accounts Payable and Accrued Expenses

As of September 30, 2014 the Company owed Daystar $50, James Barickman $3, John Linderman 16, Northstar $342, Chord Advisors $169 and Rivercoach $72.

Related Party Notes

During the first quarter of 2014 the Company issued convertible promissory notes (“Notes”) to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $230. The note has an interest rate of 24% per annum, simple interest and is due on or before August 11, 2014. No warrants were issued in connection with the promissory note. The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $1,483 using the binomial option pricing model at February 11, 2014. The fair value of the conversion feature was determined using the binomial option pricing model with the following assumptions: risk free interest rate – 0.10%, volatility – 92%, expected term – .05 years, expected dividends– N/A. Amortization expense on the debt discount was $177 for the nine months ended September 30, 2014.

As of September 30, 2014, the Company owed to Daystar Funding, LP $3,970 and accrued interest of $993.

As of September 30, 2014, the Company owed John Linderman and James Barickman $12 and $12 of accrued interest, respectively.

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

For the nine months ended September 30, 2014, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 16 years.

The amortization expense for the three and nine months ended September 30, 2014 and September 30, 2013 was $21, $63 and $33, $33, respectively.

			Amortized as of	Balance as of
Description	Life in Years	Price	September 30, 2014	September 30, 2014
Patents	12	336	39	$297
Customer list	14	198	21	$177
Trade name	16	266	19	$247
Non-compete agreement	4	127	44	$83
		927	123	$804

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis (primarily reflecting an increase in stock price per share) into the fair value as of September 30, 2014 and December 31, 2013 (in thousands):

Description	Level 1	Level 2	Level 3
Derivative liability-conversion options	$-	$-	$620

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2013:

Description	Level 1	Level 2	Level 3
	None	None	None

There were no transfers between Level 1, 2 or 3 during the three months ended September 30, 2014.

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2013 through September 30, 2014. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance as of December 31, 2013	$-
Discount related to embedded conversion feature *	239
Change in fair value of derivative liability - conversion option	1,799
Balance - March 31, 2014	2,038
Discount related to embedded conversion feature *	43
Change in fair value of derivative liability - conversion option	(289)
Balance - June 30, 2014	1,792
Change in fair value of derivative liability - conversion option	(1,172)
Balance - September 30, 2014	$620

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended September 30, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

•

Women’s Health products initially focused on the unique needs during pregnancy and nursing. Longer-term we plan to expand the TWSI portfolio to address broader, under-met needs in women’s health. We market to the maternity segment under the Beaute de Maman™ brand sold via traditional retailers and internet portals. The women’s healthcare market is projected to achieve 5.9% compounded annual growth rate from 2010 to 2016.[1] Our management believes the incremental pace of market expansion within this category, combined with the traditional role for women as the household-family health decision maker, supports the company’s commercial initiative. By introducing our brands to this critical wellness consumer we believe we are building a positive relationship for our future brands and product solutions.

•

Therapeutic Skin Care products leveraging a proprietary delivery system enabling superior dosing and consumer therapeutic benefits related to several OTC skin care needs. These technology applications are being developed for potential third party licensing or internal brand expansion.

_________________

1 Euromonitor Research & ACNielson Market Projects Expecting Mothers and Women’s Health-GAGR: Trade Sources & National Statistics: Copyright June 2012.

Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

Summary of Results of Operations (in thousands)

	Three Months Ended September 30,
	2014	2013

Revenue	$1,908	$1,281
Cost of goods sold	1,046	1,074
Gross Profit	862	207

Operating expenses:
General and administrative	780	1,069
Sales, marketing and development expenses	562	618
Amortization of intangible assets	21	33
Impairment of intangible assets	-	-
Total operating expenses	1,363	1,720

Operating loss	(501)	(1,513)

Other income and (expenses)
Interest expense	(1,022)	(1,238)
(Loss) gain on sale of assets and liabilities	(6)	2
Change in fair value of derivative liability	1,172	-
Other	(123)	73

Net loss	(480)	(2,676)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	110	(83)

Total comprehensive loss	(370)	(2,759)

Operating Loss

We had an operating loss of approximately $501,000 for the three months ended September 30, 2014, compared to an operating loss of approximately $1,513,000 for the three months ended September 30, 2013.  This difference was largely attributable to an increase in our sales revenue of approximately $600,000 (which led to a gross profit of $862,000 for the period), a decrease in our general and administrative expenses of approximately $300,000, and a decrease in our sales, marketing and development expenses of approximately $50,000.  The decrease in our general and administrative expenses for the period ended September 30, 2014 was largely due to certain cost cutting initiatives.

Revenue

Our revenue from the three months ended September 30, 2014 was $1,908,000 compared to $1,281,000 for the three months ended September 30, 2013.  Our revenue was primarily derived from the operations of our subsidiary, HemCon.  Revenue from HemCon amounted to approximately $1,764,000 for the three months ended September 30, 2014.  This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2014 were $1,046,000, compared to $1,074,000 for the same period in 2013.  The cost of goods sold for the three months ended September 30, 2014 primarily related to the revenues generated from HemCon.  HemCon’s cost of goods sold amounted to approximately $909,995 or approximately 51.5% of HemCon’s revenue for the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were $780,000 for the three months ended September 30, 2014, compared to $1,069,000 for the three months ended September 30, 2013.  Our primary general and administrative expenses for the period in 2014 were $65,000 from accrued but not paid executive salaries, $104,000 from professional fees related to TriStar such as audit, marketing and legal fees, and $522,768 related to salaries, occupancy cost, utilities, etc. attributable to Hemcon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $562,000 for the three months ended September 30, 2014, compared to $618,000 for the three months ended September 30, 2013.  The vast majority of our sales, marketing and development expenses for both periods related to our Hemcon operations.

Amortization of Intangible Assets

During the three months ended September 30, 2014, we had $21,000 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the Hemcon acquisition.  We had a comparable expense of $33,000 for the three months ended September 30, 2013.

Interest Expense

We had interest expense $1,022,000 for the three months ended September 30, 2014, compared to $1,238,000 for the three months ended September 30, 2013.  During the three months ended September 30, 2014 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in fair value of derivatives

During the three months ended September 30, 2014 and September 30, 2013 we recognized a non-cash gain on derivative liabilities of $1,172,000 and $0, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

Summary of Results of Operations (in thousands)

	Nine Months Ended September 30,
	2014	2013

Revenue	$4,435	$2,574
Cost of goods sold	2,928	2,030
Gross Profit	1,507	544

Operating expenses:
General and administrative	2,472	3,260
Sales, marketing and development expenses	1,965	1,934
Amortization of intangible assets	63	33
Impairment of intangible assets	-	2
Total operating expenses	4,497	5,229

Operating loss	(2,993)	(4,685)

Other income and (expenses)
Interest expense	(2,525)	(1,897)
(Loss) gain on sale of assets and liabilities	(6)	2
Change in fair value of derivative liability	(338)	-
Other	(123)	33

Net loss	(5,985)	(6,547)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	134	(84)

Total comprehensive loss	(5,851)	(6,631)

Operating Loss

We had an operating loss of approximately $2,993,000 for the nine months ended September 30, 2014, compared to an operating loss of approximately $4,685,000 for the nine months ended September 30, 2013.  The decrease in operating loss was primarily attributable to both a higher gross profit based on higher revenues and a decrease in general and administrative expenses related to certain cost cutting initiatives.

Revenue

Our revenue from the nine months ended September 30, 2014 was $4,435,000 compared to $2,574,000 for the nine months ended September 30, 2013.  Our revenue was primarily derived from the operations of our subsidiary, HemCon.  Revenue from HemCon amounted to approximately $4,274,000 for the nine months ended September 30, 2014.  This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2014 were $2,928,000, compared to $2,030,000 for the same period in 2013.  The cost of goods sold for the nine months ended September 30, 2014 primarily related to the revenues generated from HemCon.  HemCon’s cost of goods sold amounted to approximately $2,737,000 or approximately 64% of HemCon’s revenue for the nine months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were $2,472,000 for the nine months ended September 30, 2014, compared to $3,260,000 for the nine months ended September 30, 2013.  Our primary general and administrative expenses for the period in 2014 were $228,621 from accrued but not paid executive salaries, $564,000 from professional fees related to TriStar such as audit, marketing and legal fees, and $1,470,000 related to salaries, occupancy cost, utilities, etc. attributable to Hemcon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $1,965,000 for the nine months ended September 30, 2014, compared to $1,934,000 for the nine months ended September 30, 2013.  We expect our sales, marketing and development expenses to be similar in the next few six-month periods.

Amortization of Intangible Assets

During the nine months ended September 30, 2014, we had $63,000 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the Hemcon acquisition, compared to $33,000 for the nine months ended September 30, 2013.

Interest Expense

We had interest expense $2,525,000 for the nine months ended September 30, 2014, compared to $1,897,000 for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in fair value of derivatives

During the nine months ended September 30, 2014 and September 30, 2013 we recognized a non-cash loss on derivative liabilities of $338,000 and $0, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Liquidity and Capital Resources for Nine Months Ended September 30, 2014 and 2013

Introduction

During the nine months ended September 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows.  Our cash and cash equivalents as of September 30, 2014 was $242,000.  Due to our monthly cash burn rate we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2014 compared to December 31, 2013, respectively, are as follows (in thousands):

	September 30, 2014	December 31, 2013	Change
Cash and Cash Equivalents	$242	$193	$49
Total Current Assets	3,710	3,653	57
Total Assets	5,517	5,558	(41)
Total Current Liabilities	13,845	9,140	4,705
Total Liabilities	$13,845	$9,188	$4,657

Our total assets decreased by $41,000 as of September 30, 2014 compared to December 31, 2013. While are total assets at September 30, 2014 were similar to our total assets at December 31, 2013, the composition of those assets was different.  At September 30, 2014, we had $49,000 more in cash and cash equivalents, $48,000 more in prepaid expenses, and $132,000 more in other non-current assets, offset by decreases of $22,000 in accounts receivable, net, $19,000 in inventories, net, $167,000 in property and equipment, net, and $63,000 in intangible assets, net.

Our current liabilities increased by $4,705,000, as of September 30, 2014 as compared to December 31, 2013.  A large portion of this increase was due to significant increases in our short terms notes, our accounts payable and accrued expenses, derivative liability, our accounts payable and accrued expenses due to related parties, and our derivative liability.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash and cash equivalents available as of September 30, 2014 of $242,000 and $193,000 as of December 31, 2013.  We have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $3,037,000 for the nine months ended September 30, 2014, as compared to $1,446,000 for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, the net cash used in operating activities consisted primarily of our net loss of $5,985,000, adjusted primarily by the amortization of debt discount of $1,491,000, loss on change in fair value of derivative liability of $338,000, depreciation expenses of $195,000, issuance of common stock for services of $48,000, intangible asset amortization of $63,000, imputed note interest on note payable of $38,000, accounts payable and accrued expenses – related party of $679,000, accounts payable and accruals of $471,000, inventory of $19,000, and other receivables of $54,000, offset by prepaid expenses of $48,000, deferred revenue of $249,000, other non-current assets of $132,000, and accounts receivable of $33,000.

Investing

We had net cash used in investing activities of $42,000 for the nine months ended September 30, 2014, as compared to $3,139,000 for the nine months ended September 30, 2013.  Our net cash used in investing activities for the nine months ended September 30, 2014 related entirely to the purchase of computer equipment, while our net cash used in investing activities for the nine months ended September 30, 2013 related entirely to the acquisition of HemCon.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2014 was $2,994,000, compared to $4,973,000 for the nine months ended September 30, 2013.  For the period in 2014, our financing activities consisted of $2,434,000 from proceeds from issuance of short terms notes, $330,000 from proceeds from issuance of convertible debt, and $230,000 from proceeds from issuances of convertible debt to related party.  For the period in 2013, our financing activities consisted of $3,810,000 from proceeds from issuance of short terms notes to a related party, $536,000 from proceeds from issuance of short term notes, $227,000 from the issuance of common stock, $250,000 from the issuance of Series D Convertible Preferred Stock, and $50,000 from proceeds from issuances of convertible debt.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, we issued the following unregistered securities:

In July, 2014, we received a notice of conversion from New Horizon, Inc., notifying us that it wished to convert $6,400 of principal and interest due under that certain TriStar Wellness Solutions, Inc. Convertible Promissory Note dated February 21, 2013 into 800,000 shares of our common stock.  The shares were issued on August 6, 2014, without a restrictive legend, since New Horizon, Inc. paid the consideration for its promissory note more than six months ago and is a non-affiliate.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact New Horizon, Inc. has held the promissory note since February 2013, is either an accredited or sophisticated investor and is familiar with our operations.

On August 5, 2014, we issued an aggregate of 50,000 shares of our common stock to two non-affiliate investors pursuant to an agreement in exchange for professional services, with the shares valued at $48,000.  The shares were issued with a standard Rule 144 restrictive legend. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on representations by the two investors, due to the fact the two investors are either an accredited or sophisticated investors, and are familiar with our operations.

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

________________

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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: November 19, 2014		/s/ John Linderman
	By:	John Linderman
	Its:	Chief Executive Officer

