Form 10-K
period 2014-12-31
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2015-04-15
CIK 1109153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-29981

TriStar Wellness Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 SW Washington Street, Suite 200 Portland, OR	97205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 571-1096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2014: $4,638,908 as based on last reported sales price ($0.40) of such stock on that date. The voting stock held by non-affiliates on that date consisted of 11,597,270 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 10, 2015, there were 24,221,715 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of our incorporation through April 27, 2012, we had several name changes and different business plans all under prior management that is no longer with the company. On April 27, 2012, we underwent a change of control transaction and changed our business plan. On January 7, 2013, we changed our name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. We are currently called TriStar Wellness Solutions, Inc.

Since January 2013 we have acquired the assets and operations of several businesses. As noted in detail below, with our recent change in management we intend to focus on, and direct our resources towards, the advance wound care treatment operations we conduct through HemCon Medical Technologies Inc., our wholly-owned subsidiary. While we still own the other assets, such as the Beaute de Maman™ product line and the Soft and Smooth Assets, described below, we do not intend to focus our resources on those assets at this time or in the foreseeable future.

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

In February 2013, we, and our wholly-owned subsidiary, TriStar Consumer Products, Inc., a Nevada corporation (“TCP”), closed an Asset Purchase Agreement (the “NCP Asset Purchase Agreement”) with NCP, and John Linderman and James Barickman, individuals and two of our former officers and directors (the “Shareholders”), under which we exercised our option to purchase the Beaute de Maman™ product line, in addition to the over-the-counter itch suppression formula. As consideration for the purchase of the Business we agreed to issue NCP, or its assignees, Seven Hundred Fifty Thousand (750,000) shares of our Series D Convertible Preferred Stock.

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

Exclusive Licensing Rights to Silverlon Technology

On March 7, 2013, we entered into an Exclusive Manufacturing, Marketing and Distribution Definitive License Agreement (the “Argentum Agreement”) with Argentum Medical, LLC, a Delaware limited liability company (“Argentum”), under which we acquired an exclusive license to develop, market and sell products based on a technology called “Silverlon”, a proprietary silver coating technology providing superior performance related to OTC wound treatment. The original license was for 15 years. Under the Argentum Agreement, we were obligated to order a certain amount of proprietary Silverlon film each contract year and if the minimums are not met Argentum could cancel the Argentum Agreement. In exchange for these license rights we agreed to pay Argentum royalty payments based on the adjusted gross revenues generated by product sales, as well as issue Argentum a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.50 per share, of which 375,000 vested immediately and the remaining 375,000 vest contingent upon the product being approved by the F.D.A. The Argentum Agreement terminated according to its terms. Under the Argentum Agreement we issued Argentum the warrants to acquire 750,000 shares of our common stock at $0.50 per share but no other consideration.

Licensing Rights Option for Polytherapeutics PharmaDur Technology

On April 4, 2013, we entered into an Option to License Agreement (the “PharmaDur® Agreement”) with Polytherapeutics Inc. under which we acquired an exclusive three year license to develop products based on its PharmaDur® drug delivery technology for over-the-counter (“OTC”) products focused on the treatment of specific skin conditions and wound care applications. The PharmaDur® Agreement enabled us to continue development of products using the PharmaDur® technology. The PharmaDur® Agreement terminated in accordance with the terms of the agreement.

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

Company Overview

As noted above, going forward and for the foreseeable future, we intend to focus our efforts and resources on our HemCon wound care products. We do not intend to devote any material resources towards further developing or selling the Beaute de Maman™ product line or the Soft and Smooth Assets products. As a result, the disclosure in this filing is primarily focused on HemCon and its products. HemCon’s wound care treatment products focused on superior hemostasis and infection control technology targeting a wide range of professional medical (e.g., surgery, dialysis, post-procedure recovery), trauma, military and first responders applications. The company has developed FDA-approved products targeted to specific procedures within the broad global professional wound care market.

HemCon Operations

HemCon, founded in 2001, is a diversified life sciences company that develops, manufactures and markets innovative wound care/infection control medical devices. These products target the emergency medical, surgical, dental, military and over‐the‐counter (OTC) markets in the U.S. and globally. HemCon’s advanced wound care and infection control products are designed to quickly stop moderate to severe hemorrhaging in surgery, trauma, battlefield injuries, surgical and OTC wounds. The company’s wound care products are presently either chitosan or micro-oxidized cellulose base. Chitosan has long been recognized as a robust hemostat and provides natural antibacterial properties. Historically chitosan has been difficult to reliably incorporate into manufactured wound care products. HemCon has overcome these historical limitations and has been granted or in application worldwide of seventy three patents for its proprietary lyophilized and gauze-based manufacturing processes that allow for consistent and reliable commercial grade wound care and infection control products. HemCon’s original medical device product, the HemCon Bandage, was developed in partnership with the U.S. Army. Between 2003 and 2008, the bandage was the standard issue hemorrhage control bandage for all U.S. Army soldiers and is credited with saving many lives on the battlefield. Under the Plan of Reorganization, HemCon kept its wound care/infection control medical devices business and all assets related thereto. The other segment of its operations, called the “LyP Product" which related to HemCon’s proprietary lyophilized human plasma and universal lyophilized plasma technology was spun out into a newly formed corporation and are not part of our acquisition of HemCon.

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

HemCon Europe scientists developed a proprietary formulation and process for further manipulating and refining oxidized cellulose into various salt states, creating a much purer micronized powder format, with a uniform particle size of the order of microns (0.001 to 0.050mm). This micronized version of oxidized cellulose is achieved through a proprietary process of further oxidation, hydrolysis and refinement. The final product is chemically known as PolyAnhydroGlucuronic Acid (PAGA) and is known in the marketplace as m•doc™ - micro-dispersed oxidized cellulose.

The Czech Republic, a member of the EU, is an ideal European hub as it offers a great Strategic Location, an educated work force and a lower Labor burden in both the main factory located in Jicin and the research and development laboratory in Tisnov.

Principal Products

Wound Care OTC and Professional:

Our HemCon subsidiary is engaged in the wound care retail and professional market space. Consumer wound care in the US is a mature market category that is projected to have flat sales within the overall sector. The inclusive worldwide market, with projected growth from $16B in 2013 to $23B in 2017, is driven by aging population disease states with concomitant chronic and acute wound care needs. The greatest growth will be in China, India, Brazil, and Japan; HemCon currently has formal distribution partners and sells wound care products in both Japan and China. The U.S. remains the largest market however and will be the focus of TWSI & HemCon.

HemCon currently has nine product lines in its portfolio in both professional and direct-to-consumer (DTC) markets. These products generally fall under product category of Tissue Adhesives, Sealants and Glues area of wound closure. There is some overlap with Bandages product category under wound management, but moving firmly into wound management will require some near-term future product innovations. The prime distinguishing characteristic of the HemCon product lines is the use of chitosan to rapidly clot moderate to heavy wounds. The m•doc product line made in our Czech subsidiary uses micro-dispensed ORC (cellulose) to achieve the same end for light bleeding.

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

3.	Trauma, be it battlefield, EMS, ER or post-hospital, where a variety of hemostatic bandages are necessary for moderate to severe bleeding

4.	Dental surgery and ENTs, where small configurable hemostatic patches are able to be left in place to control bleeding and infection.

5.	Opportunistic segments including veterinarians, skilled nursing, chronic care, and burns who need a variety of dressings for wound management including moist dressings.

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

Patent Portfolio

Our primary patents are related to our HemCon wound care products. The Chitosan wound closure technology has 73 patents issued or some stage of application while the m•doc™ European Union (EU) technology is covered by 37 patents and applications.

Manufacturing

Historically, HemCon had manufactured its products in its own leased manufacturing facility. However, in December 2014, we began the transition from in-house manufacturing of HemCon’s products to utilizing outsourced, third-party manufacturers. In anticipation of this transition we manufactured additional HemCon products to have in inventory while our new third-party manufacturers completed the calibration tests and manufacturing runs required to satisfy quality and regulatory standards.. We also transferred most of our manufacturing machinery to our third-party manufacturers. By February, 2015, our new third party manufacturing partners had completed their calibration tests and validation runs and all of HemCon’s products were being manufactured by third-party manufacturers. We believe this transition from in-house manufacturing to third-party manufacturing will substantially increase our margins.

Sales and Marketing

Products are sold to numerous channels either directly or utilizing distributors in the U.S and globally. Our wound care solutions are sold to the professional market place via our own national sales force consisting of 5 regional sale executives and 4 sales support staff. Our over-the-counter products are sold to retail outlets utilizing distributors.

Research and Development

We have a research and development pipeline focused on wound care and infection control. Intellectual property is managed towards commercial realization building on an established worldwide portfolio of issued patents within our markets.

We target the large wound care markets for primarily professional healthcare. This market represents a long-term, high growth and profitable opportunity. Our segment of the Wound Care markets has consistently grown at +3-4% annually and is forecasted to maintain or exceed that level of growth in the future.[1]

Wound Care Industry Overview

Wound care is a large and growing market globally driven largely by professional market dynamics. Growth is driven by several important changes including: population aging; disease state changes, (i.e., chronic disease such as diabetes and obesity); and technology changes, such as medical devices and bioactive dressings. We believe the key to sustainable growth in this market requires a sharp focus on needs in the market that are not being met. Success in identifying those niches and creatively attacking them will position us to succeed in the market.

Vital Statistics:

•	Total global market: $16 billion growing to an estimated $23 billion in 2016

•	Total global wounds: 161 million (not including superficial)

•	Average cost of wound care products/wound: $100

•	CAGR of 9.5% from 2011-2016

•	US market is #1 at $5.6B, growing to an estimated $7.6B by 2016.

The wound care market in 2014 was a $21.2 billion market. With an average compound average growth rate (CAGR) of 9.5% forecast for the next five years, the size of the market is estimated at $23 billion by 2016. Looking at the market geographically, the U.S. is the largest single player followed by the E.U., which is equal in size. U.S. issues and needs may take precedence in the near term due to ease of market access and lower cost to penetrate various segments. Japan is the third largest country, with the BIC countries coming in 4th (Brazil, India and China).

______________

1 JD Ford & Company Investment Bankers: Global Health & Wellness: State of the Industry. Resilience and Continued Growth Expected in Global Health & Wellness Industry: Copyright 2009.

Source: Kalorama Information; Wound Care Markets 2012 Projection

There are two core factors supporting the growth potential for TWSI/HemCon wound care products:

1.	Increasing Ratio of Elderly

The growth in wound care is expected to be favorably driven by the growth in the ratio of elderly to non-elderly consumer. This is due to not only falling birth rates but increased life expectancy. As seen below, the time it takes to double the percent of elderly from 7% to 14% varies significantly by country, from over a century in France to two decades in China, Brazil and India. It is estimated that China’s population of elderly will increase from 110M currently to 330M in 2050 and India will go from 60M to 227M.

Source: Kinsella K, He W. An Aging World: 2008. Washington, DC: National Institute on Aging and U.S. Census Bureau, 2009.

The U.S. is equally impacted by this trend. Between 2010 and 2050, the United States is projected to experience rapid growth in its older population. In 2050, the number of Americans aged 65 and older is projected to be 88.5 million, more than double the estimated population of 40.2 million in 2010. The baby boomers are largely responsible for this increase in the older population, as they will begin crossing into this category in 2011.

The percent of elderly in U.S. is projected to rise from 13% to 25% in 2050.

Source: U.S. Census Bureau, 2008

2.	Increasing Chronic Diseases

Chronic diseases are placing significant burden healthcare systems around the world. By 2030 more than half of the disease burden in low income countries will be non-communicable disease. These are not 100% attributable to the elderly but they are the largest part of it. Regardless of age, chronic disease states lead to increased wound care. Demographers and epidemiologists describe this shift as part of an “epidemiologic transition” characterized by the waning of infectious and acute diseases and the emerging importance of chronic and degenerative diseases.

SOURCE: WHO, Global Health and Aging, NIH Publication no. 11-7737, October 2011, p. 4.

While chronic disease afflicts all ages (not just the elderly), the elderly are more at risk for related health complications and compromised healing due to age.

Impact on TWSI Business

As a direct result of the aging population and increasing incidence of chronic disease states, the types and prevalence of wounds are shifting. Wounds are categorized as acute or chronic: Acute wounds include trauma and surgical wounds. Chronic wounds include ulcers (venous, pressure, and diabetic) and burns. Surgical wounds are the highest number of events, totaling 112.4 M worldwide (WW) and 8M in the U.S. Ulcers of all types total 37M WW and 5M U.S. Burns are 10.4M worldwide and 1.7M U.S. The number of wounds is expected to increase with the number of disease events, driven by population demographics, primarily age. Wound care product revenues WW are estimated at $21B in 2014, growing to $23B by 2016.1 In the U.S., 2013 wound care costs were estimated at $20B per year, with over $4B spent on wound management products. The bottom line is that traditional products are not sufficient to solve the needs of wound care as it moves into the increasingly frail, and co-morbid, population. This provides opportunity for TWSI/HemCon to introduce innovative technologies that can successfully erode the market share held by the traditional players.

SOURCE: S. Jackson and J. Stevens, The Future of Wound care, MX, 1/2006, p.2

Beauté de Maman™ Product Line

As noted above, we do not plan to emphasis or focus our efforts or resources on our Beauté de Maman™ (BdM) products, which are products specifically targeted to Pregnancy & New Mothers (P&NM). However, although our BdM product line represented an insignificant amount of revenue and operations in 2014, compared to HemCon, we are including some disclosure related to these products since we did manufacture and sell them in the year ended December 31, 2014. As a result, this Annual Report does not focus on the BdM products, but since they were and are part of our business, the following is a brief overview of the BdM products and the marketplace. We have no intention of spending resources on sales, marketing, research or development related to the BdM products.

The BdM product line is a line of skincare and other products specifically targeted for pregnant and nursing women. Each product was extensively researched and developed to ensure the highest quality of ingredients that were known to be safe for the mother and baby while also being effective to meet the unique symptoms experienced during pregnancy and nursing. The products were targeted to meet the routine hygiene and unique symptomatic needs of pregnant and nursing women (e.g. Acne, nausea, stretch marks, thinning hair, etc.). Each product in this line was developed to deliver superior product performance while also being formulated with natural ingredients to be safe for the mother and developing baby.

The products were created in partnership with a board certified obstetrician designed meet the wide range of needs for women during this life stage event. We conducted extensive research with leading medical databases to ensure each ingredient was proven to be safe. The composition of each product is formulated with over 95% natural, or naturally derived ingredients. The products do not contain Parabens, BPA or Phthalates and are never tested on animals.

Employees

As of December 31, 2014, we had no direct employees of TriStar Wellness Solutions, Inc. Our core operating management team was working under individual consulting agreements. In early 2013 we executed employment contracts with our core management members. Our Chief Financial Officer is the only member of our management that continues to perform services on a consulting basis. Currently, HemCon employs 35 people, including 13 in managerial positions and 22 people in non-managerial positions Additionally HemCon employs 1 “temporary” non-managerial employees via employment agencies on a full time basis. Our employee numbers are down from one year ago, and even as of December 31, 2014, as a result of us moving HemCon’s manufacturing from in-house to third party manufacturers.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history. We may not successfully address these risks and uncertainties or successfully market our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate. In 2014 we had over $5.5 million in revenues from our wholly-owned subsidiary, HemCon, but we had a net loss in all of TWSI of $8.7 million for the year ended December 31, 2014. For the year ended December 31, 2014, we had net cash provided by (used in) operating activities of $4.5 million and had $0.2 million in cash on hand on December 31, 2014. As a result, we have short term cash needs. These needs are currently being satisfied through proceeds from the sales of our securities and the issuance of debt instruments. We currently do not believe we will be able to satisfy our cash needs from our revenues until 2016. As a result, if we are not successful in continuing to raise money from the sale of our securities, we likely would not be able to continue as a going concern. Unanticipated problems, expenses, and delays are frequently encountered in establishing unique products in a mature marketplace, like wound care management. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, delays in product development, and inadequate sales and marketing. The failure by us to address satisfactorily any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

While we had over $5.5 million in revenues from our wholly-owned subsidiary, HemCon. We had a net loss of $8.7 million in TWSI for the year ended December 31, 2014. As a result we have significant capital needs. Our future capital requirements will depend on many factors, including our ability to grow HemCon’s operations, identify and acquire solid companies, our ability to generate positive cash flow from operations, and the effect of competing market developments. We will need additional capital in the near future. Any equity financings will result in dilution to our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on terms deemed unfavorable.

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

Our common stock is quoted for trading on OTC Markets, OTCQB tier of OTC Link ATS, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted for trading on OTC Markets, OTCQB tier of OTC Link ATS where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in Over-The-Counter (OTC) stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater. In addition, OTC stocks are often not eligible to be purchased by mutual funds and other institutional investors. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our current office space is located in The Morgan Building, 720 SW Washington Street, Suite 200, Portland, Oregon 97205. We lease approximately 7,500 square feet of office space. Our lease is for a term of 75 months and our base rent is approximately $14,000 per month for the first year, $15,800 for the second year, $16,300 for the third year, $16,800 for the fourth year, $17,300 for the fifth year, $17,800 for the sixth year, and $18,400 for the final three months.

ITEM 3 – LEGAL PROCEEDINGS

On December 8, 2014, Barry Starkman filed a Demand for Arbitration before the American Arbitration Association against TriStar Wellness Solutions, Inc. and Hemcon Medical Technologies, Inc. Mr. Starkman was TriStar’s Sr. Vice President of Operations and HemCon’s President and Chief Executive Officer from May 2013 through February 2014 pursuant to an Employment Agreement. Mr. Starkman claims that TriStar and HemCon impermissibly terminated him for cause and breached the Employment Agreement. He has asserted claims for breach of contract, promissory estoppel and violation of the Connecticut Wage Statute. He claims damages for breach of contract and promissory estoppel (which is essentially similar to the breach of contract claim) as well as double damages and attorneys’ fees under the Connecticut Wage Statute. His total base claim asserted is for $600,000. On January 5, 2015, HemCon and TriStar filed its Response to the Demand along with a Counterclaim against Starkman. In the Response to the Demand and in the Counterclaim, HemCon and TriStar deny the allegations in Mr. Starkman’s Demand for Arbitration and assert that Mr. Starkman was properly terminated for cause and is not entitled to any further payment under his Employment Agreement or any additional wages under the Connecticut Wage Statute. The Counterclaim asserts claims for approximately $800,000 for breach of the Employment Agreement as a result of obtaining unauthorized health benefits and engaging in unauthorized outside business activities. The parties have been, and continue to, conduct discovery. The parties’ witness and exhibit lists are due June 4, 2015 and an arbitration hearing is scheduled for August 3-4, 2015 in Westport, Connecticut before Hon. Beverly Margolis.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted for trading on OTC Markets, OTCQB tier of OTC Link ATS, under the trading symbol “TWSI”. Our common stock was originally listed on the OTC Bulletin Board on May 28, 2002, but was delisted on September 19, 2011, due to our failure to file our Quarterly Report on Form 10-Q for June 30, 2011. We are current in our ’34 Act reporting obligations. If management elects to attempt to re-list on the OTC Bulletin Board we must have a market maker file a 15c2-11 application on our behalf and be approved by FINRA.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2014 and 2013, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions. On January 18, 2013, we effected a 1-for-1,000 reverse stock split. The numbers below reflect the reverse stock split.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2013	First Quarter	$9.40	$1.00
	Second Quarter	$2.75	$2.21
	Third Quarter	$2.75	$1.70
	Fourth Quarter	$2.00	$1.44

2014	First Quarter	$1.45	$0.41
	Second Quarter	$0.75	$0.38
	Third Quarter	$0.49	$0.20
	Fourth Quarter	$0.40	$0.10

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

Holders

As of December 31, 2014, there were approximately 24,221,715 shares of our common stock outstanding held by 1,554 holders of record and numerous shares held in brokerage accounts. As of April 10, 2015, there were 24,221,715 shares of our common stock outstanding. As of June 30, 2014, there were 23,041,715 shares of our common stock outstanding. Of these shares, 11,597,270 were held by non-affiliates. On the cover page of this filing we value the 11,597,270 shares held by non-affiliates at $4,638,908. These shares were valued at $0.40 per share, based on our share price on June 30, 2014.

Warrants

On November 26, 2014, we issued warrants to purchase 200,000 shares of our common stock at an exercise price $0.13 per share, which was the fair market value of our common stock on the date of issuance. These warrants were issued pursuant to a promissory note to a third party, in the principal amount of $200,000.

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

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2014, we issued the following unregistered securities:

On November 26, 2014, we issued a promissory note to a third party, in the principal amount of $200,000. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, we issued warrants to purchase 200,000 shares of our common stock at an exercise price $0.13 per share, which was the fair market value of our common stock on the date of issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor was either accredited or sophisticated investors, and the investor is familiar with our operations.

On December 23, 2014, we issued promissory notes to seven non-affiliate investors in the principal amount of $560,000. In connection with the issuance of these promissory notes we issued an aggregate of 280,000 shares of our common stock, restricted in accordance with Rule 144, these seven non-affiliate investors. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors were either accredited or sophisticated investors, and the investor is familiar with our operations.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-K of TriStar Wellness Solutions, Inc. for the period ended December 31, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

We are focused on providing best of breed solutions of advanced wound care products to the worldwide professional healthcare industry. The HemCon platform enables TWSI to execute a strong professional medical focus on advanced wound care products to support improved medical outcomes. We believe we have entered the market uniquely aligned to important underlying factors that are redefining how care givers and patients engage in managing advanced wound care,

TriStar Wellness Solutions, Inc. (TWSI, us or TriStar) through HemCon’s advanced wound care solutions is focused on bringing new technologies to patients that address both traumatic and chronic therapeutic healthcare opportunities based on a combination of superior science, product development and market positioning worldwide. Each of our products is designed to improve medical outcomes through superior and proven technologies. Our innovative products and technologies exclusively focus in the projected worldwide $23 billion wound care sector.

•

Wound care treatment products focused on superior hemostasis and infection control technology targeting a wide range of professional medical (e.g., interventional cardiology, surgery, dialysis, post-procedure recovery), trauma, military and first responders applications. The company has developed FDA approved products targeted to specific procedures within the broad global professional wound care markets.

•	Research and Development programs on-going in underserved wound treatment markets.

Results of Operations for the Years Ended December 31, 2014 and 2013

Summary of Results of Operations (in thousands)

	For the year ended
	December 31,
	2014	2013
Sales revenue	$5,549	$3,776
Cost of Goods Sold	5,310	3,074
Gross profit	239	702

Continuing operations
Operating expenses:
General and administrative	2,752	7,331
Sales, marketing and development expenses	2,526	2,462
Amortization on intangible assets	85	59
Impairment of intangible assets	-	15
Total operating expenses	5,363	9,867

Loss from operations	(5,124)	(9,165)

Other income and (expenses)
Interest expense	(3,398)	(2,609)
(Loss) gain on sale of assets and liabilities	(163)	2
Inducement expense	-	(802)
Change in fair value of derivative liability	12	-
Other expenses	(201)	(54)
Total other income (expenses)	(3,750)	(3,463)

Net loss	$(8,874)	$(12,628)

Operating Loss

We had an operating loss of approximately $5,124 for the year ended December 31, 2014, compared to an operating loss of approximately $9,165 for the year ended December 31, 2013. The decrease in operating loss was primarily attributable a decrease in general and administrative expenses related to certain cost cutting initiatives.

Revenue

Our Revenue for the year ended December 31, 2014 was approximately $5,549 compared to $3,776 for the year ended December 31, 2013. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $5,581 for the year ended December 31, 2014. This revenue was the result of sales of bleeding and wound management products for surgical, health care, consumer and military markets.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2014 were approximately $5,310, compared to $3,074 for the same period in 2013. The cost of goods sold for the year ended December 31, 2014 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $5,031 or approximately 90% of HemCon’s revenue for the year ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $2,752 for the year ended December 31, 2014, compared to approximately $7,331 for the year ended December 31, 2013. Our primary general and administrative expenses for the period in 2014 were $51 from accrued but not paid executive salaries, $710 from professional fees related to TriStar such as audit, marketing and legal fees, and $2,445 related to salaries, occupancy cost, utilities, etc. attributable to HemCon.

Sales, Marketing and Development

Our expenses related to sales, marketing and development are $2,526 for the year ended December 31, 2014, compared to $2,462 for the year ended December 31, 2013. We expect our sales, marketing and development expenses to be similar in the next few six-month periods.

Amortization of Intangible Assets

During the year ended December 31, 2014, we had $85 in amortization of intangible assets related to trade name, patents, non-compete agreements and customer lists acquired in the HemCon acquisition, compared to $59 for the year ended December 31, 2013.

Interest Expense

Interest expense was $3,398 for the year ended December 31, 2014, compared to $2,609 for the year ended December 31, 2013. During the years ended December 31, 2014 and 2013 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition and continued funding of HemCon.

Inducement Expense

Inducement expense $0 for the year ended December 31, 2014, compared to $802 for the year ended December 31, 2013. During the year ended December 31, 2013 inducement expense primarily related to the conversion of approximately $1.1 million in executive officers compensation into 2,200,000 warrants with a fair value of $1.9 million, with a strike price of $1.00 per share.

Change in fair value of derivatives

During the year ended December 31, 2014 we recognized a non-cash fain on derivative liabilities of $12 due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Liquidity and Capital Resources for Year ended December 31, 2014 and 2013

Introduction

During the years ended December 31, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2014 and 2013 was $189 and $193, respectively. Due to our monthly cash burn rate we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2014 compared to December 31, 2013, respectively, are as follows (in thousands):

	December 31, 2014	December 31, 2013	Change
Cash and Cash Equivalents	$189	$193	$(4)
Total Current Assets	1,797	3,653	(1,856)
Total Assets	3,069	5,558	(2,489)
Total Current Liabilities	14,140	9,140	5,000
Total Liabilities	$14,140	$9,188	$4,952

Our total assets decreased by $2,489 as of December 31, 2014 compared to December 31, 2013. While are total assets at December 31, 2014 were similar to our total assets at December 31, 2013, the composition of those assets was different. At December 31, 2014, we had $96 more in other non-current assets, and $55 more in accounts receivable, offset by decreases of $4 in cash and cash equivalents, $37 less in prepaid expenses, net, $330 in inventories, net, $685 in property and equipment, net, and $85 in intangible assets, net.

Our current liabilities increased by $5,000 as of December 31, 2014 as compared to December 31, 2013. A large portion of this increase was due to significant increases in our short terms notes, our accounts payable and accrued expenses, derivative liability, our accounts payable and accrued expenses due to related parties, and our derivative liability.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash and cash equivalents available as of $189 and $193 as of December 31, 2014 and 2013, respectively. We have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.

Sources and Uses of Cash

Operations

Net cash used in operating activities was $4,488 for the year ended December 31, 2014, compared to $2,573, for the year ended December 31, 2013. For the year ended December 31, 2013, net cash used in operating activities consisted primarily of our net loss of $8,874, amortization of debt discount of $1,879, offset by changes in working capital related to accounts payable and accrued expenses – related party of $866 inventory of $330, and accounts payable and accruals of $1,129 accounts receivable $(110) and deferred revenue of ($306), and other non-current assets of ($96).

Investing Activities

Net cash provided by investing activities of $248 for the year ended December 31, 2014, and used in investing activities of $3,139 for the year ended December 31, 2013. In the year ended December 31, 2013 the net cash used in investing activities relates to the acquisition of HemCon.

Financing

Net cash provided by financing activities for the year ended December 31, 2014 was $4,024, compared to $5,913 for the year ended December 31, 2013. For the period in 2014, our financing activities consisted of $3,694 from proceeds from issuance of short terms notes – related party, $330 from proceeds from issuance of convertible notes – related party.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Total
Debt obligations	$-	$-	$-	$-	$-	$-
Service contracts	$-	$-	$-	$-	$-	$-
Operating leases	$279	$216	$196-	$203	$209	$1,103
	$279	$216	$196-	$203	$209	$1,103

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

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2014.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 31, 2015, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Michael Wax	63	Interim Chief Executive Officer and President, Chief Development Officer and Director

David Horin	46	Chief Financial Officer, Chief Accounting Officer and Secretary

Frederick A. Voight	58	Chief Investment Officer and Director

Harry Pond	64	Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Michael Wax is our interim President & CEO. He is also President & CEO of HemCon Medical Technologies, Inc., our wholly-owned subsidiary. Mr. Wax led the buyout of HemCon in May, 2013. As one of our founders he helped design the roll-up strategy of healthcare assets which includes purchasing HemCon while acting as our Chief Development Officer. He began his professional career in New York City at CBS Inc. as a key member of a small team of international strategic planning executives responsible for acquiring, divesting and operating international divisions; while there he participated in numerous multinational transactions across a wide array of businesses in the communications industry. He then joined American Express and continued his trans-Atlantic business development career with specific responsibilities for coordinating administration and operational tasks with acquisitions and divestments. His entrepreneurial career began in the greater Boston area by founding Wax & Company and Avatar Securities Corporation, a boutique investment banking concern focused on mid-cap transactions primarily concentrating on medical technology companies. Mr. Wax was the firm’s listed principle with this SEC registered broker/dealer firm. Michael personally held FINRA security licenses Series 27, Financial & Operations Principal, Series 24, General Security Principal, and Series 7 & 63, General Security Representative. Avatar provided equity and debt capital formation, strategic consulting and mergers and acquisition transaction services as well as valuations and fairness opinions. The firm provided financial services and consulting to public and private medical technology companies. In 1996, Mr. Wax moved from Boston to Bend, Oregon and co-founded DesChutes Medical Products, Inc., where as President and CEO he guided the company from the patent formation stage, through commercial product launch and to complete divestment. During his tenure at DesChutes he successfully initiated an international distribution strategy as well as introducing OTC products to the domestic retail markets. Numerous RX products were developed and harvested. In early 2009 DesChutes was sold to Jarden Corporation (JAH:NYSE). Mr. Wax holds a graduate degree from the University of Chicago. He has been a founding board member and Chairman of Oregon State University, Cascades Campus and sat on the strategic planning board of St. Charles Medical Center in Bend, Oregon for the past three years. He currently lives in Portland, Oregon.

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

Harry Pond is a member of our Board of Directors. From 2005 to present, Mr. Pond has served as Managing Director of Rockland Group, LLC, which is a real estate development company active in the Houston, Texas real estate market. From 2008 to present, Mr. Pond has served as a senior business executive for Rockland Insurance Agency, Inc. In this position he is actively involved with the management of loss prevention, marketing, and recruiting to ensure the company’s profitability and productivity. From 1979 to present, Mr. Pond has owned and operated The Harry Pond Insurance Agency, a company that he is currently in the process of merging with Rockland Insurance Agency, Inc. Mr. Pond also serves on the Board of Directors of InterCore, Inc. (ICOR), a company currently quoted on OTC Markets. Mr. Pond received his BS in mathematics and education from Texas State University.

Recent Management and Board of Directors Changes

On February 10, 2015, Mr. John R. Linderman resigned his positions as our Chief Executive Officer, President and as a member of our Board of Directors. Mr. Linderman did not hold any positions on any Board committees at the time of his resignation. On February 13, 2015, our Board of Directors appointed Mr. Michael Wax, our Chief Development Officer and a member of our Board of Directors, to the position of interim Chief Executive Officer (Principal Executive Officer). On February 13, 2015, our Board of directors appointed Mr. Harry Pond to serve on our Board of Directors to fill the vacancy left by Mr. Linderman’s resignation. Mr. Pond will serve as a Director until the next annual meeting and his successor is duly elected and qualified, or until his earlier resignation or removal. On February 12, 2015, Mr. James (Jamie) H. Barickman resigned his position as our Chief Marketing Officer and as a member of our Board of Directors. Mr. Barickman did not hold any positions on any Board committees at the time of his resignation.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2014 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2014, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
John Linderman	0	0	0
David Horin	0	0	0
James Barickman	0	0	0
Michael Wax	0	0	0
Frederick A. Voight	0	0	2

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2014, 2013 and 2012, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)		Total ($)
John Linderman(1) Chief Executive Officer, President and Director	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 275,000	(9)	-0- 275,000	(9)

David Horin(2) Chief Financial Officer and Secretary	2014 2013 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-

James Barickman(3) Chief Marketing Officer and Director	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 275,000	(9)	-0- 275,000	(9)

Michael Wax(4) Chief Development Officer and Director	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 275,000	(9)	-0- 275,000	(9)

Frederick A. Voight(5) Chief Investment Officer and Director	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 275,000	(9)	-0- 275,000	(9)

Harry Pond(6) Former Chief Executive Officer and Former Director	2013 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-

Gerald Lau(7) Former President, Chief Executive Officer	2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-		-0- -0-

Sean Webster(8) Former Secretary, Treasurer, Chief Financial Officer	2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-		-0- -0-

_______________

(1)	John Linderman was appointed our Chief Executive Officer and President on February 1, 2013 and resigned on February 10, 2015.

(2)	David Horin was appointed our Chief Financial Officer on October 25, 2012, and appointed as our Secretary on February 1, 2013.

(3)	James Barickman was appointed our Chief Marketing Officer on February 1, 2013 and resigned on February 12, 2015.

(4)	Michael Wax was appointed our Chief Development Officer on February 1, 2013 and was appointed our interim Chief Executive Officer on February 13, 2015.

(5)	Frederick A. Voight was appointed our Chief Investment Officer on February 1, 2013.

(6)	Harry Pond was appointed as our President and Secretary on April 27, 2012, and resigned from both positions, effective February 1, 2013.

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

(9)	The listed executive officer exchanged $275,000 due in accrued compensation for warrants to purchase 550,000 shares of our common at $1.00 per share. The warrants vested immediately.

Employment Contracts

We currently have written employment agreements with the following executive officers:

Under the terms of the revised employment agreement we currently have with Mr. Voight, he will serve as our Chief Investment Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Voight’s duties and responsibilities will be those generally associated with a Chief Investment Officer. His compensation will be $1 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

Under the terms of the revised employment agreement we current have with Mr. Wax, he will serve as our interim Chief Executive Officer until a permanent replacement is hired and as our Chief Development Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Wax’s duties and responsibilities will be those generally associated with a Chief Development Officer. His compensation will be $1 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

Director Compensation

The following table sets forth director compensation for 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Linderman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Barickman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael Wax	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Frederick A. Voight	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2014 and December 31, 2013. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2014:

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

Outstanding Equity Awards at Fiscal Year-End

During the fourth quarter of 2013, we converted approximately $1.1 million in compensation owed to our executive officers into an aggregate of 2,200,000 warrants with a fair value of $1.9 million, with a strike price of $1.00 per share. No equity awards were issued for compensation during the year ended December 31, 2014.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2014.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2015, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Michael Wax (3)	Chief Development Officer and Director	550,000	(4)	2	%(4)

Common Stock	David Horin (3)	Chief Financial Officer and Secretary	25,000	(5)	1	%(5)

Common Stock	Frederick A. Voight (3)	Chief Investment Officer and Director	29,906,172	(6)	60	%(6)

Common Stock	Harry Pond (3)	Director	49,551,177	(7)	72	%(7)

Common Stock	John R. Linderman	5% Shareholder	13,419,445	(8)	39	%(8)

Common Stock	James H. Barickman	5% Shareholder	13,225,000	(9)	38	%(9)

Common Stock	M&K Family Limited Partnership	5% Shareholder	25,000,000	(10)	36	%(10)

	All Officers and Directors as a Group (5 persons)		80,032,349	(4) – (7)	84	%(4)-(7)

_______________

(1)

Based on 23,041,715 shares of common stock outstanding as of April 15, 2014. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 720 SW Washington Street, Suite 200, Portland, OR 97205.

(3)	Indicates an officer and/or director of the Company.

(4)	Includes warrants to purchase 550,000 shares of our common stock at $1.00 per share.

(5)	Includes warrants to purchase 25,000 shares of our common stock at $0.45 per share. The warrants vested immediately upon granting.

(6)

Includes 3,750,000 shares of our common stock and 850,000 shares of our Series D Convertible Preferred Stock held by Rivercoach Partners, LP, an entity managed by Mr. Voight, as well as warrants to purchase 550,000 shares of our common stock held in Mr. Voight’s name, and warrants to purchase 2,052,000 shares of common stock at $2.74 per share held in the name of Daystar Funding, LP, another entity controlled by Mr. Voight. The Series D Preferred Shares are convertible into 21,250,000 shares of our common stock. Rivercoach has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion. Also includes the shares of our common stock underlying a $230,000 principal amount promissory note issued to Daystar Funding, LP, which is convertible into 1% of our then outstanding common stock, or 2,304,172 for purposes of this table.

(7)

Includes 4,026,177 shares of our common stock, 405,000 shares of our Series A Convertible Preferred Stock, 1,000,000 shares of our Series B Preferred Stock, and 1,540,000 shares of our Series D Convertible Preferred Stock all held by Rockland Group, LLC, which is an entity controlled by Mr. Harry Pond, one of our directors. The Series A Preferred Shares are convertible into 2,025,000 shares of our common stock. The Series B Preferred Shares are convertible into 5,000,000 shares of our common stock. The Series D Preferred Shares are convertible into 38,500,000 shares of our common stock. Rockland Group has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion.

(8)

Includes 2,069,445 shares of common stock (of which 1,875,000 shares are in the name of Northstar Consumer Products, and 194,445 in the name of Pensco), warrants to purchase 550,000 shares of our common stock at $1.00 per share, warrants to purchase 87,500 shares of our common stock at $2.19, warrants to purchase 25,000 shares of our common stock at $2.74, and 427,500 shares of Series D Convertible Preferred Stock (convertible into 10,687,500 shares of our common stock). For the Series D Convertible Preferred Stock and the 1,875,000 shares of common stock held in the name of Northstar Consumer Products, LLC, it is an entity managed by Mr. Linderman and Mr. Barickman (the other half of Northstar’s ownership has been attributed to Mr. Barickman for the purposes of this table), so Mr. Linderman’s ownership is one-half of the 3,750,000 shares of our common stock and one-half of the 855,000 shares of our Series D Convertible Preferred Stock held by Northstar Consumer Products, LLC. Northstar has agreed not to convert the Series D Preferred Shares until we have sufficient authorized common stock to permit the conversion..

37

(9)

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set out below, as of December 31, 2014, we had not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

On January 6, 2014, we entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month-to-month basis. We agreed to pay Chord a monthly consulting fee of approximately $13,000 for Mr. Horin's services and services of his firm and warrants to purchase 50,000 shares of our common stock upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $150,000 for the year ended December 31, 2014, and has an account payable balance related to this agreement of $174,000 as of December 31, 2014.

In May 2013, we entered into an employment agreement with Mr. Barry Starkman to serve as our Senior Vice President of Operations and the President and Chief Executive Officer of HemCon, Under employment agreement with Mr. Starkman his employment had an initial term from May 6, 2013 until April 30, 2015 and would automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. Starkman’s base salary was $250,000 per year with the possibility of up to 15% to 30% in incentive compensation based on meeting performance criteria to be established by us and HemCon. This employment agreement was terminated during the 1st quarter of 2014.

In May 2013, we entered into employment agreement with Simon McCarthy to serve as Chief Scientist Officer of HemCon. Under the employment agreement with Mr. McCarthy his employment has an initial term from May 6, 2013 until April 30, 2015 and will automatically renew for two-year terms unless terminated by the parties in accordance with the agreement. Mr. McCarthy’s base salary is $150 per year with the possibility of up to 15% in incentive compensation based on meeting performance criteria to be established by the Company and HemCon.

In February 2013, we entered into employment agreements with Mr. John Linderman to serve as President and Chief Executive Officer, Mr. James Barickman to serve as Chief Marketing Officer, Mr. Frederick A. Voight to serve as Chief Investment Officer, and Mr. Michael S. Wax to serve as Chief Development Officer.

Under the terms of the employment agreement with Mr. Linderman, he was to serve as President and Chief Executive Officer until January 31, 2018. His compensation was to be $300,000 per year with any additional cash or equity bonuses to be determined by the Board of Directors. On February 10, 2015, Mr. John R. Linderman resigned his positions as our Chief Executive Officer, President and as a member of our Board of Directors.

Under the terms of the employment agreement with Mr. Barickman, he was to serve as our Chief Marketing Officer until January 31, 2018. His compensation was to be $300,000 per year with any additional cash or equity bonuses to be determined by our Board of Directors. On February 12, 2015, Mr. James (Jamie) H. Barickman resigned his position as our Chief Marketing Officer and as a member of our Board of Directors.

Under the terms of the employment agreement with Mr. Voight, he will serve as our Chief Investment Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Voight’s duties and responsibilities will be those generally associated with a Chief Investment Officer. His compensation will be $120,000 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

Under the terms of the employment agreement with Mr. Wax, he will serve as our Chief Development Officer until January 31, 2018. Unless notice is given by either party of its or his intent to terminate the agreement not later than thirty (30) days prior to the end of the initial term and the end of any successive term, the agreement shall automatically renew for successive two year periods; provided however, in no event shall the term of his employment extend beyond January 31, 2023. Mr. Wax’s duties and responsibilities will be those generally associated with a Chief Development Officer. His compensation will be $120,000 per year with any additional cash or equity bonuses to be determined by our Board of Directors.

On February 15, 2015, we entered into new agreements with Mr. Voight and Mr. Wax, with Mr. Voight maintaining his same position, and Mr. Was adding the position of interim Chief Executive Officer after the resignation of John Linderman. Both agreements are for $1 salary per year.

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

During the third quarter of 2013, we issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $470,000. The note has an interest rate of 1.5% per month and is due on or before November 6, 2013. In connection with this promissory note, we issued DayStar Funding, LP, warrants to purchase 282,000 shares of our common stock at an exercise price $2.74 per share, which was the fair market value of our common stock on the date of issuance. This note is currently past due.

During the fourth quarter of 2013, we issued promissory notes to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $300,000. The note has an interest rate of 18% per annum, simple interest and is due on or before May 1, 2014. No warrants were issued in connection with the promissory note. We repaid $70,000 of this promissory note during 2013.

During the first quarter of 2014, we issued convertible promissory notes (“Notes”) to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $230,000. The note has an interest rate of 24% per annum, simple interest and is due on or before August 11, 2014. No warrants were issued in connection with the promissory note.

During the fourth quarter of 2014 the Company issued a promissory note (“Note”) to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $330. The note has an interest rate of 21% per annum, simple interest and is due on or before May 31, 2015. No warrants were issued in connection with the Note.

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

As of December 31, 2013, $325,970 was due to Sean Webster, our former Chief Financial Officer, Secretary, Treasurer, and a former director, and $564,320 was due to Gerald Lau, our former Chief Executive Officer, a former director of our company. This amount represents money advanced to us which had not been repaid back to them as of December 31, 2013. The amount was unsecured and bears no interest. On September 14, 2012, Rockland Group, LLC, an entity controlled by Harry Pond, one of our former officers and directors and one of our current shareholders, entered into an Assistance and Settlement Agreement with Mr. Webster and Mr. Lau under which they agreed to settle the amounts we owed to the for $32,000, which amount was due to Mr. Webster and Mr. Lau when the company got current in its periodic reporting obligations under the Securities Exchange Act of 1934, as amended. The $32,000 was paid to Mr. Webster and Mr. Lau on or about January 25, 2013, and, as a result, no further amounts are owed to Mr. Lau or Mr. Webster and they agreed to release the company from any additional amounts owed.

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

Corporate Governance

As of December 31, 2014, our Board of Directors consisted of Mr. John Linderman, Mr. James Barickman, Mr. Michael Wax and Mr. Frederick A. Voight. We did not have a board member that qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2014 and December 31, 2013 for professional services rendered by M&K CPAS, PLLC for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees and Audit Related Fees	$85,000	$85,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$85,000	$85,000

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

____________

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

TriStar Wellness Solutions, Inc.

Dated: April 15, 2015	By:	/s/ Michael Wax
Michael Wax
Interim Chief Executive Officer, Chief Development Officer and a Director

Dated: April 15, 2015	By:	/s/ David Horin
David Horin
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	By:	/s/ Michael Wax
Michael Wax
Interim Chief Executive Officer, Chief Development Officer, and a Director

Dated: April 15, 2015	By:	/s/ David Horin
David Horin
Chief Financial Officer and Secretary

Dated: April 15, 2015	By:	/s/ Frederick A. Voight
Frederick A. Voight
Chief Investment Officer and a Director

Dated: April 15, 2015	By:	/s/ Harry Pond
Harry Pond
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

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TriStar Wellness Solutions, Inc.

We have audited the accompanying consolidated balance sheets of TriStar Wellness Solutions, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriStar Wellness Solutions, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered reoccurring losses from operations, and has an accumulated deficit and working capital deficit as of December 31, 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

April 13, 2015

Houston, TX

www.mkacpas.com

TRISTAR WELLNESS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	As of December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$189	$193
Accounts receivables, net	652	638
Prepaid expenses and other	141	178
Other receivables	-	1,500
Receivable from related party	1	-
Inventories, net	814	1,144
Total current assets	1,797	3,653
Non-current assets
Accounts receivables, net of current portion	41	-
Property and equipment, net	312	997
Intangible assets, net	782	867
Other non-current assets	137	41
Total non-current assets	1,272	1,905
TOTAL ASSETS	$3,069	$5,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,450	$1,321
Accounts payable and accrued expenses due to related parties	1,839	973
Current liabilities related to assets sold	-	1,500
Short-term notes (net of debt discount $12 and $497 as of December 31, 2014 and December 31, 2013, respectively)	4,332	714
Short-term notes - related party	4,300	3,970
Convertible notes (net of debt discount $0 and $0 as of December 31, 2014 and December 31, 2013, respectively)	671	356
Convertible notes - related party (net of debt discount $0 and $0 as of December 31, 2014 and December 31, 2013, respectively)	230	-
Deferred revenue	48	306
Derivative liability	270	-
Total current liabilities	14,140	9,140
Non-current Liabilities
Deferred revenue, net of current portion	-	48
Total non-current liabilities	-	48
TOTAL LIABILITIES	14,140	9,188

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 5,621,667 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 24,221,715 and 22,041,713 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	20,055	18,823
Other comprehensive gain/(loss)	182	(19)
Accumulated deficit	(31,316)	(22,442)
TOTAL STOCKHOLDERS' DEFICIT	(11,071)	(3,630)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,069	$5,558

See accompanying notes to the consolidated financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the year ended
	December 31,
	2014	2013

Sales revenue	$5,549	$3,776
Cost of Goods Sold	5,310	3,074
Gross profit	239	702

Continuing operations
Operating expenses:
General and administrative	2,752	7,331
Sales, marketing and development expenses	2,526	2,462
Amortization on intangible assets	85	59
Impairment of intangible assets	-	15
Total operating expenses	5,363	9,867

Loss from operations	(5,124)	(9,165)

Other income and (expenses)
Interest expense	(3,398)	(2,609)
(Loss) gain on sale of assets and liabilities	(163)	2
Inducement expense	-	(802)
Change in fair value of derivative liability	12	-
Other expenses	(201)	(54)
Total other income (expenses)	(3,750)	(3,463)

Net loss	(8,874)	(12,628)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	201	(19)

Total comprehensive loss	$(8,673)	$(12,647)

Loss per share	$(0.38)	$(0.43)
Diluted loss per share	$(0.38)	$(0.43)

Weighted average common shares outstanding	23,195,194	29,576,522
Diluted weighted average common shares outstanding	23,195,194	29,576,522

See accompanying notes to the consolidated financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars and shares in thousands)

						Additional	Other	Total
	Preferred Stock		Common Stock		Accumulated	Paid-in	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	capital	Income/Loss	Deficit

Balance at December 31, 2012	6,120	$6	41	$-	$(9,814)	$8,939	$-	$(869)
1st Quarter - Issuance of warrants for services	-	-	-	-	-	688	-	688
1st Quarter - Issuance of warrants for research development	-	-	-	-	-	921	-	921
1st Quarter - Issuance of common stock in exchange for convertible notes and accrued interest	-	-	4,035	-	-	32	-	32
1st Quarter - Conversion of Series A Convertible Preferred into common stock	(215)	-	1,075	-	-	-	-	-
1st Quarter - Conversion of Series C Convertible Preferred into common stock	(710)	(1)	3,550	1	-	-	-	-
1st Quarter - Conversion of Series D Convertible Preferred into common stock	(1,430)	(1)	35,750	3	-	(2)	-	-
1st Quarter - Issuance of Series D Convertible Preferred for research and development and acqusition of Beute de Maman	750	1	-	-	-	2,812	-	2,813
1st Quarter - Issuance of Series D Convertible Preferred for cash	67	-	-	-	-	250	-	250
1st Quarter - Conversion of notes payable to Series D Convertible Preferred	60	-	-	-	-	225	-	225
2nd Quarter - Issuance of common stock for cash	-	-	295	-	-	227	-	227
2nd Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	1,651	-	1,651
3rd Quarter - Cancellation of common stock in exchange for Series D convertible Preferred Stock	980	1	(24,500)	(2)	-	1	-	-
3rd Quarter - Issuance common stock for cash	-	-	100	-	-	100	-	100
3rd Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	225	-	225
4th Quarter - Issuance common stock for debt conversion	-	-	1,500	-	-	12	-	12
4th Quarter - Issuance common stock for cash	-	-	195	-	-	175	-	175
4th Quarter - Issuance warrants for accrued salaries conversion	-	-	-	-	-	1,902		1,902
4th Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	556	-	556
Imputed interest on notes payable	-	-	-	-	-	31	-	31
Cumulative translation adjustment	-	-	-	-	-	-	(19)	(19)
Adjustment for the forgiveness of accounts payable to NCP	-	-	-	-	-	78	-	78
Net loss	-	-	-	-	(12,628)	-	-	(12,628)
Balance at December 31, 2013	5,622	6	22,041	2	(22,442)	18,823	(19)	(3,630)
1st Quarter - Issuance common stock for debt conversion	-	-	1,000	0	-	8	-	8
1st Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	389	-	389
2nd Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	456	-	456
3rd Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	208	-	208
3rd Quarter - Issuance common stock for debt conversion	-	-	800	-	-	6	-	6
3rd Quarter - Issuance common stock for services	-	-	100	-	-	48	-	48
4th Quarter - Issuance of common stock in conjunction with promissory notes	-	-	280	-	-	47	-	47
4th Quarter - Issuance of warrants in conjunction with promissory notes	-	-	-	-	-	14	-	14
Cumulative translation adjustment	-	-	-	-	-	-	201	201
Imputed interest on notes payable	-	-	-	-	-	56	-	56
Net loss	-	-	-	-	(8,874)	-	-	(8,874)
Balance at December 31, 2014	5,622	$6	24,221	$2	$(31,316)	$20,055	$182	$(11,071)

See accompanying notes to the consolidated financial statements

TRISTAR WELLNESS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the year ended
	December 31,
	2014	2013
Cash flows from operating activities:
Loss for the period from continuing operations	$(8,874)	$(12,628)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Non-cash research and development expenses	-	3,726
Depreciation expenses	274	196
Loss on sale of assets and liabilities	163	-
Inducement expenses	-	802
Change in fair value of derivative liability	(12)	-
Amortization of debt discount	1,878	2,002
Issuance of common stock for services	48	-
Issuance of warrants for research and development	-	-
Issuance of warrants for services	-	688
Intangible asset amortization	85	59
Intangible asset impairment	-	15
Imputed interest on note payable	56	31
Changes in operating assets and liabilities:
Accounts receivables	(110)	15
Inventory	330	278
Prepaid expenses	37	(22)
Accounts payable and accruals	1,129	489
Other non-current assets	(96)	(18)
Other receivables	54	-
Deferred revenue	(305)	(72)
Accounts payable and accrued expenses - related party	866	1,866
Net cash used in operating activities from continuing operations	(4,477)	(2,573)

Cash flow from investing activities:
Acquisition of HemCon	-	(3,139)
Sale of property plant and equipment	404	-
Purchase of property plant and equipment	(156)	-
Net cash provided by (used in) investing activities	248	(3,139)

Cash flow from financing activities:
Proceeds from issuance of short-term notes	3,694	1,646
Repayment of short-term notes	(560)	(400)
Proceeds from issuance of short-term convertible notes - related party	560	50
repayment of short-term notes- related party	-	(245)
Proceeds from issuance of convertible notes	330	4,110
Proceeds from issuance of common stock	-	502
Proceeds from issuance of Series D convertible preferred stock	-	250
Net cash generated from financing activities from continuing operations	4,024	5,913

Cumulative translation adjustment	201	(19)
Net change in cash	(4)	182

Cash and cash equivalent, beginning	193	11
Cash and cash equivalent, ending	$189	$193

Supplemental schedule of non-cash activities
Debt discount due to convertible debentures issued with warrants	$47	$2,432
Debt discount due to embedded derivative liabilities within convertible debentures issued	$-	$-
Debt discount due to convertible debentures issued with common stock	$14	$-
Reclassification between current accounts receivable and long term accounts receivable	$(41)	$-
Conversion of notes payable to preferred stock	$-	$225
Conversion of notes payable to common stock	$-	$44
Conversion of preferred stock to common stock	$-	$2
Conversion of common stock to preferred stock	$-	$2
Conversion of accrued salaries to warrants	$-	$1,100
Adjustment for the forgiveness of accounts payable to NCP - Related Party	$-	$78
Acquisition of Beaute de Maman for Series D Convertible Preferred Stock	$-	$8

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. Accounts receivable are net of an allowance for doubtful accounts of $15 and $8, at December 31, 2014 and December 31, 2013, respectively.

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

Other Receivables and Current Liabilities Related to Assets Sold

Prior to the Company acquisition of HemCon, on February 6, 2013, HemCon concluded an asset sale with Bard Access Systems for its GuardIVa™ product plus associated intellectual property and trademark for $4,500 following on from a license and supply agreement in October 2012 for $500. GuardIVa™ has been classified as a discontinued operation in the Consolidated Statement of Operations. This sale and the proceeds which were realized facilitated the Company in emerging from Chapter 11 Bankruptcy. During 2014 the company derecognized an amount of $1.5 million recorded at 31st December 2013 as outstanding deferred consideration which is payable on achieving certain regulatory requirements. The derecognition is primarily as a result of the lapse of time and such impact on achieving certain regulatory requirements. The company reserves the right at its discretion to continue to pursue or cease pursuing its efforts to achieve certain regulatory requirements. This derecognition did not impact the Income Statement of the company in 2014. This deferred consideration, if received, will be paid to the Secured Creditors under the bankruptcy case 12-32652-ELP11 pursuant to the HemCon Sale and purchase agreement on receipt of same. GuardIVa™ is a hydrophilic foam based IV site dressing for use at Catheter insertion sites. The dressing incorporates HemCon micro dispersed oxidized cellulose technology an active hemostatic ingredient along with CHG a generic antibacterial agent.

Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a company during the period resulting from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company results from foreign currency translation adjustments. Accumulated other comprehensive income and loss was $182 and $19 as of December 31, 2014 and December 31, 2013, respectively. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. The net income and losses resulting from foreign currency transactions are recorded in the consolidated statements of operations in the period incurred were $201 for the year ended December 31, 2014 and $83 for the year ended December 31, 2013.

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

Stock-Based Compensation

Compensation expense for all stock-based awards is measured on the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award). The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option or warrant forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability. The Company is managed and operated as one business. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separately reportable segments. The Company generated $1,248 revenue from Europe and $4,301 from North America during 2014.

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with debt and equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Additionally, the Company evaluated the conversion feature embedded in its convertible promissory notes based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the promissory note and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature meets the requirements of derivative accounting under ASC 815. The Company recorded this conversion feature at its fair value in accordance with ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The embedded conversion feature was valued using the binomial option pricing model. Increases or decreases in the fair value of the conversion feature are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. A public entity is required to apply the amendments for annual reporting periods beginning after December 15, 2014, and interim periods therein. An entity should apply the amendments retrospectively for all comparative periods presented. Early adoption is permitted. The Company adopted the guidance during the second quarter of 2014. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

In November 2014, the FASB issued Accounting Standards Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which clarifies how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 requires that an entity consider all relevant terms and features in evaluating the nature of the host contract and clarifies that the nature of the host contract depends upon the economic characteristics and the risks of the entire hybrid financial instrument. An entity should assess the substance of the relevant terms and features, including the relative strength of the debt-like or equity-like terms and features given the facts and circumstances, when considering how to weight those terms and features. ASU 2014-16 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the year ended December 31, 2014, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 10%. As of December 31, 2014 one customer owed a total of 10% of accounts receivable.

3. Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of December 31, 2014, the Company had an accumulated deficit of $31,316, had incurred a net loss for the year ended December 31, 2014 of $8,874 and had negative working capital of $12,302. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products. The Company anticipates that the same related parties may fund the Company on an as needed basis or will seek to obtain financing from other outside parties.

The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2014 states that because the Company has suffered recurring operating losses from operations, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

During the 4th quarter of 2014, the Company moved its manufacturing and office headquarters where it has operated since 2003. The new office space is located in The Morgan Building, 720 SW Washington Street, Suite 200, Portland, Oregon 97205. The Company leases approximately 7,500 square feet of office space. The lease is for a term of 75 months and the base rent is approximately $17 per month over the lease term. The Company sold property plant and equipment with a net book value of $566 and received cash proceeds of $404 as part of this relocation. The new facility, located in downtown Portland, Oregon, will be fully equipped with an innovation center laboratory and will provide increased customer integration into new product development. The Company has arranged for all manufacturing to be outsourced to medical contractors in the United States, and HemCon will remain the specification developer for its life-saving hemostatic products. HemCon will maintain its existing distribution network and will continue servicing customers worldwide.

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

The useful lives of the acquired intangibles are as follows:

Useful Lives
Patents	12
Customer lists	14
Non-compete arrangements	4
Trade name	16

Intangible asset amortization expense for the years ended December 31, 2014 and 2013 was $85 and $59, respectively.

5. Inventories

Inventories, net consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31,	December 31,
	2014	2013
Raw materials	$157	$318
Work in Progress	178	251
Finished Goods	479	575
	$814	$1,144

Reserve for obsolescence was approximately $227 and $251 for years ended December 31, 2014 and 2013, respectively.

6. Property and Equipment

Property and equipment consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	Estimates Useful Life	December 31,	December 31,
	(Years)	2014	2013
Manufacturing Equipment	7-10	$290	$623
Leasehold Improvements	7	-	520
Office Furniture and Equipment	3-7	121	32
Computer Equipment and Software	1-5	23	12
Construction in Progress		-	6
		434	1,193
Less: Accumulated Depreciation, amortization and impairments		(122)	(196)
		$312	$997

The Company sold property and equipment with a net book value of $566 for proceeds of $404 during the year ended December 31, 2014 as a result of our closing of our Portland facility.

Depreciation expense was approximately $274 and $72 for the years ended December 31, 2014 and 2013, respectively.

7. Loans Payable

	December 31,	December 31,
	2014	2013
Short-term notes (net of debt discount $12 and $497 as of December 31, 2014
and December 31, 2013, respectively)	$4,332	$714
Short-term notes - related party	4,300	3,970
	$8,632	$4,684

Convertible notes (net of debt discount $0 and $0 as of December 31, 2014 and
December 31, 2013, respectively)	$671	$356
Convertible notes - related party (net of debt discount $0 and $0 as of
December 31, 2014 and December 31, 2013, respectively)	230	-
	$901	$356

Promissory Notes

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

During the first quarter of 2014 the Company issued a promissory note to a third party, in the principal amount of $740. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 850,000 shares of our common stock at an exercise price between $0.75 and $1.32 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.56%, volatility – 100.10%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.8 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $298 by crediting additional paid in capital. Amortization expense on the debt discount was $176 for the three months ended March 31, 2014.

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

On April 1, 2014, the Company issued a promissory note to a third party, in the principal amount of $824. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 824,000 shares of our common stock at an exercise price $0.35 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.73%, volatility – 101.53%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.7 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $269 by crediting additional paid in capital. Amortization expense on the debt discount was $100 for the three months ended September 30, 2014.

Third Quarter 2014 Activities

On July 1, 2014, the Company issued a promissory note to a third party, in the principal amount of $870. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 870,000 shares of our common stock at an exercise price $0.35 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.62%, volatility – 98.19%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.4 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $208 by crediting additional paid in capital. Amortization expense on the debt discount was $124 for the three months ended September 30, 2014.

Fourth Quarter 2014 Activities

On November 26, 2014, the Company issued a promissory note to a third party, in the principal amount of $200. The note has an interest rate of 21% per annum, simple interest and is due on or before November 30, 2014. In connection with this promissory note, the Company issued warrants to purchase 200,000 shares of our common stock at an exercise price $0.13 per share, which was the fair market value of our common stock on the date of issuance. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.58%, volatility – 76.53%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.1 year period (through maturity) on a straight-line basis. The Company recorded a debt discount related to the warrants of $14 by crediting additional paid in capital. Amortization expense on the debt discount was $1 for the three months ended December 31, 2014.

During the quarter ended December 31, 2014, the Company issued promissory notes to several third parties, in the principal amount of $560. The notes have interest rate of 6%-10% per annum, simple interest and were due in December 2014. All of these promissory notes were fully paid back in December 2014. In connection with these promissory notes, the Company issued 280,000 shares of common stock. The fair value of the common stock to the debt were recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the common stock was based on the stock price on the issuance date on the market. The debt discounts related to the common stock are being amortized over the term of the promissory notes on a straight-line basis. The Company recorded a debt discount related to the common stock of $47 by crediting additional paid in capital. Amortization expense on the debt discount was $47 for the three months ended December 31, 2014.

On December 13, 2014, the Company issued a promissory note to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $330. The note has an interest rate of 21% per annum, simple interest and is due on or before May 31, 2015. No warrants were issued in connection with the promissory note.

On December 16, 2014, the Company issued a promissory note to a third party in the principal amount of $500. This note has interest rate of 30% per annum, simple interest and is due on September 30, 2015.

The Company recorded imputed interest on convertible debentures and interest expense from related party of $5 and $0 for year ended December 31, 2014 and 2013 respectively, based upon a market interest rate of 8% and accrued interest based on the stated rate of 0.5%.

8. Stockholders’ Equity

Acquisition of Beaute de Maman product Line from NorthStar Consumer Products, LLC

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

Diluted Shares

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of December 31, 2014. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the years ended December 31, 2014 and 2013, due to net losses. As of December 31, 2014, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of December 31, 2014, there are 12,376,600 warrants which are convertible into one share of common stock with a weighted average exercise price of $1.22. In addition, convertible debt of $901 as of December 31, 2014 is convertible into 48,398,253 shares of the Company’s common stock.

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

In January 2013, the Company received a notice of conversion from a noteholder, notifying the Company that he wished to convert $0.0336 of principal and interest due under that certain TriStar Wellness Solutions, Inc. Convertible Promissory Note dated January 28, 2013 into 4,200 shares of common stock. The shares were issued to Mr. Kent C. Chisman on or about January 31, 2013, without a restrictive legend.

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

During the fourth quarter of 2013, the Company issued Promissory Notes containing 1,000,000 detachable Warrants. The detachable Warrants were valued at approximately $1.19 per warrant using the Black-Scholes model at December 31, 2013. The relative fair value of the detachable Warrants compared to the debt of approximately $556 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2013. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.39%, volatility – 85.8%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a one year period (through maturity) on a straight-line basis.

During the first quarter of 2014, the Company issued Promissory Notes containing 1,850,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $389 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.46% - 1.68%, volatility – 99.58 – 111.11%, expected term – 4 to 5 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a six to ten month period (through maturity) on a straight-line basis.

During the second quarter of 2014, the Company issued Promissory Notes containing 3,124,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $456 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.73%, volatility –101.53%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a seven to eight month period (through maturity) on a straight-line basis.

During the third quarter of 2014, the Company issued Promissory Notes containing 870,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $208 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.62%, volatility – 98.19%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a seven to eight month period (through maturity) on a straight-line basis.

During the fourth quarter of 2014, the Company issued Promissory Notes containing 200,000 detachable Warrants. The relative fair value of the detachable Warrants compared to the debt of approximately $14 was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying consolidated balance sheet as of December 31, 2014. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.58%, volatility – 76.53%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants is being amortized over a seven to eight month period (through maturity) on a straight-line basis.

Shares Issued for Services

On July 25, 2014, the Company issued aggregate 100,000 common shares to two third parties for services. The fair value of the common shares was $48 based upon the closing price of the Company’s stock at the date of grant.

Shares Issued in Conjunction with Promissory Notes

In December 2014, the Company issued 280,000 common shares to seven third parties in conjunction with promissory notes. The fair value of the common shares was $47.

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

During both 2014 and 2013, the Company incurred a net loss and therefore had no tax liability. The Company does not have any material uncertain income tax positions. As a result of significant losses and uncertainty of future profit, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $12,321 and $5,600 at December 31, 2014 and 2013, respectively, and will expire in the year ended 2033. All tax losses prior to the year ended December 31, 2012 have been eliminated due to the change in control during the year ended December 31, 2012.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are comprised of the following:

	As of December 31,	As of December 31,
	2014	2013
Deferred tax assets:
Net-operating loss carryforward	$4,801	$2,184
Loss on sales of assets liabilities	63	-
Intangible asset amortization	62	29
Inducement expenses	-	313
Total deferred tax assets	4,927	2,526
Valuation allowance	(4,927)	(2,526)
Deferred tax asset, net of allowance	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For year ended	For year ended
	December 31, 2014	December 31, 2013

Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.0)%	(5.0)%
Imputed interest	0.1%	0.1%
Valuation Allowance	38.9%	38.9%
Income Taxes Provision (Benefit)	0.0%	0.0%

10. Related Party Transactions

Consulting Agreements

On May 15, 2012, the Company entered into a consulting agreement with Highpeak, LLC (“Highpeak”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Highpeak a monthly consulting fee of $10. The Company incurred $20 for the year ended December 31, 2013 and has an accounts payable balance related to this agreement of $0 and $10 as of December 31, 2014 and 2013, respectively.

On May 15, 2012, the Company entered into a consulting agreement with Rivercoach Partners LP (“Rivercoach”). The agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay Rivercoach a monthly consulting fee of $10. The Company incurred $20 for the year ended December 31, 2013 and has an accounts payable balance related to this agreement of $72 and $72 as of December 31, 2014 and 2013, respectively.

On June 1, 2012, the Company entered into a consulting agreement with NorthStar Consumer Products, LLC (“NCP”). The two year agreement is effective from April 1, 2012 through March 31, 2014. The Company terminated this agreement effective February 2013 and entered into an employment agreement as specified below. The Company agreed to pay NCP a monthly consulting fee of $15. The Company incurred $30 for the year ended December 31, 2013 and has an accounts payable balance related to this agreement of $347 and $262 as of December 31, 2014 and 2013, respectively.

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

On January 6, 2014 the Company entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin's services and services of his firm and 50,000 warrants upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $150 for the year ended December 31, 2014, and has an account payable balance related to this agreement of $174 as of December 31, 2014.

The Company will recognize cash consulting expenses over the requisite service period pursuant to the provisions of each specific agreement.

Accounts Payable and Accrued Expensses

During the fourth quarter of 2013, NCP forgave certain accrued expenses incurred by the Company and due to NCP. Due to the related party nature of this transaction, The Company recorded a $78 charge to additional paid in capital.

The Company owed Daystar $50 and $50, James Barickman $3 and $3, John Linderman $16 and $16, Northstar $347 and $262, Chord Advisors $174 and $113, and Rivercoach $72 and $72 as of December 31, 2014 and 2013, respectively.

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

During the fourth quarter of 2014 the Company issued a promissory note (“Note”) to DayStar Funding, LP, a Texas limited partnership and a party controlled by Frederick A. Voight one of our officers and directors, in the principal amount of $330. The note has an interest rate of 21% per annum, simple interest and is due on or before May 31, 2015. No warrants were issued in connection with the Note.

As of December 31, 2014, the Company owed to Daystar Funding, LP $4,530 and accrued interest of $1,154.

As of December 31, 2014, the Company owed John Linderman and James Barickman $11 and $11 of accrued interest, respectively.

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

Acquisition of Beaute de Maman product Line from NorthStar Consumer Products, LLC

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

11. Intangible Assets, Net

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

For the years ended December 31, 2014 and 2013, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 20 years.

	Life in		Amortized as of December 31,		Balance as of December 31,
Description	Years	Price	2014	2013	2014	2013
Patents	12	$336	$46	$18	$290	$318
Customer list	14	198	25	9	173	189
Trade name	16	266	22	11	244	255
Non-compete agreement	4	127	52	21	75	106
		$927	$145	$59	$782	$867

12. Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2014 and 2013, there was no litigation against the Company and therefore the litigation accrual was zero.

13. Fair Value Measurements

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2014:

Description	Level 1	Level 2	Level 3
Derivative liability - conversion options	$-	$-	$270

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2013:

Description	Level 1	Level 2	Level 3
	None	None	None

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2013 through December 31, 2014. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance as of December 31, 2013	$-
Discount related to embedded conversion feature *	282
Change in fair value of derivative liability - conversion option	(12)
Balance - December 31, 2014	$270

* The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815.

14. Employee Benefit Plans

In 2013 the Company adopted a qualified 401(k) profit sharing plan for eligible employees who have met certain requirements. Contributions consist of employee elective salary deferrals and employer matching deferrals. Employer matching contributions are made at the discretion of management and no such contributions were made for the years ended December 31, 2014 and 2013.

15. Commitments

The Company leases manufacturing and office space and equipment under operating leases. The manufacturing and office space leases expire March 2015 and February 2021 respectively. The company has not exercised any option to renew its operating lease for its manufacturing space and has entered into subcontracting agreements with experts in the field. The company has an obligation pursuant to the lease terms to carry out some remedial works prior to March 2015. The anticipated costs for these works have been included in the financial statements. The equipment operating leases expire through 2016. Future minimum lease payments under these leases for the years ending December 31 are as follows:

Years ending December 31:
2015	$279
2016	216
2017	176
2018	203
2019	209
$1,083

The Company renegotiated its lease agreement on its manufacturing facility premises in February of 2013 following a request by the landlord to lift the stay afforded by Bankruptcy Protection. This modification to the lease term which inserts six month break clauses and reduces the term of the lease by 6 months has been included in the above.

Total rent expense amounted to $524 and $524 for the years ended December 31, 2014 and 2013.

16. Subsequent Events

On February 10, 2015, Mr. John R. Linderman resigned his positions as Chief Executive Officer, President and as a member of Board of Directors of the Company. Mr. Linderman did not hold any positions on any Board committees at the time of his resignation.

On February 12, 2015, Mr. James (Jamie) H. Barickman resigned his positions as the Company’s Chief Marketing Officer and as a member of the Company’s Board of Directors. Mr. Barickman did not hold any positions on any Board committees at the time of his resignation.

On February 13, 2015, the Company’s Board of Directors appointed Mr. Michael Wax, the Company’s current Chief Development Officer and a member of the Board of Directors, to the position of interim Chief Executive Officer. Mr. Wax is not related to any of the Company’s current officers or directors by family or marriage. The Company’s Board of Directors will be conducting a search for a permanent Chief Executive Officer and plan to hire a permanent Chief Executive Officer as soon as possible.

On February 13, 2015, the Company’s Board of Directors appointed Mr. Harry Pond to serve on the Company’s Board of Directors to fill the vacancy left by Mr. Linderman’s resignation. Mr. Pond will serve as a Director until the next annual meeting and his successor is duly elected and qualified, or until his earlier resignation or removal.

At the date of resignation of Mr. Linderman and Mr. Barrickman for consideration of services provided and amounts owed of $50 and $50, respectively, they each received loan notes in the amount of $50.

