Form 10-Q
period 2015-03-31
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2015-05-20
CIK 1109153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number: 000-29981

TRISTAR WELLNESS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2027724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 SW Washington Street, Suite 200 Portland, OR	97205
(Address of principal executive offices)	(Zip Code)

(203) 571-1096

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2015, there were 25,171,715 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three months ended March 31, 2015 and 2014 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December, 31
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$313	$189
Accounts receivables, net	431	652
Receivable from related party	-	1
Prepaid expenses and other	133	141
Inventories, net	600	814
Total current assets	1,477	1,797
Non-current assets
Accounts receivables, net of current portion	41	41
Property and equipment, net	295	312
Intangible assets, net	760	782
Other non-current assets	120	137
Total non-current assets	1,216	1,272
TOTAL ASSETS	$2,693	$3,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,285	$2,450
Accounts payable and accrued expenses due to related parties	1,545	1,839
Short-term notes (net of debt discount $99 and $12 as of March 31, 2015 and December 31, 2014, respectively)	4,940	4,332
Short-term notes - related party	4,460	4,300
Convertible notes	671	671
Convertible notes - related party	230	230
Deferred revenue	-	48
Derivative liability	779	270
Total current liabilities	14,910	14,140

TOTAL LIABILITIES	14,910	14,140

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 5,621,667 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 25,171,715 and 24,221,715 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	20,512	20,055
Other comprehensive gain	326	182
Accumulated deficit	(33,063)	(31,316)
TOTAL STOCKHOLDERS' DEFICIT	(12,217)	(11,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,693	$3,069

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	For the three months ended
	March 31,
	2015	2014
Sales revenue	$1,145	$1,303
Cost of Goods Sold	398	1,038
Gross profit	747	265

Continuing operations
Operating expenses:
General and administrative	765	725
Sales, marketing and development expenses	543	727
Amortization on intangible assets	22	20
Total operating expenses	1,330	1,472

Loss from operations	(583)	(1,207)

Other income and (expenses)
Interest expense	(529)	(552)
Gain on sale of assets and liabilities	32	-
Change in fair value of derivative liability	(509)	(1,799)
Other expenses	(158)	(12)
Total other income (expenses)	(1,164)	(2,363)

Net loss	(1,747)	(3,570)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	144	(39)

Total comprehensive loss	$(1,603)	$(3,609)

Loss per share	$(0.07)	$(0.16)
Diluted loss per share	$(0.07)	$(0.16)

Weighted average common shares outstanding	24,340,604	22,163,935
Diluted weighted average common shares outstanding	24,340,604	22,163,935

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Loss for the period from continuing operations	$(1,747)	$(3,570)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Depreciation expenses	23	67
Change in fair value of derivative liability	509	1,799
Amortization of debt discount	25	278
Intangible asset amortization	22	20
Imputed interest on note payable	18	7
Changes in operating assets and liabilities:
Accounts receivables	222	(27)
Inventory	214	135
Prepaid expenses	8	65
Accounts payable and accruals	192	45
Other non-current assets	17	-
Other receivables	-	(5)
Deferred revenue	(48)	(136)
Accounts payable and accrued expenses - related party	(294)	258
Net cash used in operating activities from continuing operations	(839)	(1,064)

Cash flow from investing activities:
Purchase of property plant and equipment	(6)	(22)
Net cash provided by (used in) investing activities	(6)	(22)

Cash flow from financing activities:
Proceeds from issuance of short-term notes	695	740
Proceeds from issuance of short-term convertible notes - related party	-	230
Rrepayment of short-term notes- related party	(20)	-
Proceeds from issuance of convertible notes	-	100
Proceeds from issuance of common stock	150	-
Net cash generated from financing activities from continuing operations	825	1,070

Cumulative translation adjustment	144	(39)
Net change in cash	124	(55)

Cash and cash equivalent, beginning	189	193
Cash and cash equivalent, ending	$313	$138

Supplemental schedule of non-cash activities
Issuance of warrants in conjunction with promissory notes	$112	$389
Increase in additional paid in capital on extinguishment of debt	$393	$-
Debt discount due to embedded derivative liabilities within convertible debentures issued	$-	$239
Conversion of notes payable to common stock	$-	$8

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

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on April 15, 2015.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2014. All intercompany balances and transactions have been eliminated.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

3. Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of March 31, 2015, the Company had an accumulated deficit of $33,063, and had incurred a net loss for the three months ended March 31, 2015 of $1,747 and had negative working capital of $13,433. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

The consolidated financial statements for the fiscal year ended December 31, 2014 states that because the Company has suffered recurring operating losses from operations, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. Inventories

Inventories, net consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$201	$157
Work in Progress	286	178
Finished Goods	113	479
	$600	$814

Reserve for obsolescence was approximately $251 and $227, as of March 31, 2015 and December 31, 2014, respectively.

5. Property and Equipment

Property and equipment consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	Estimates Useful Life	March 31,	December 31,
	(Years)	2015	2014
Manufacturing Equipment	7-10	$290	$290
Office Furniture and Equipment	3-7	127	121
Computer Equipment and Software	1-5	23	23
		440	434
Less: Accumulated Depreciation, amortization and impairments		(145)	(122)
		$295	$312

Depreciation expense was approximately $23 and $67, for the three months ended March 31, 2015 and 2014, respectively.

6. Loans Payable

	March 31,	December 31,
	2015	2014
Short-term notes (net of debt discount of $99 and $12 as of March 31, 2015 and December 31, 2014, respectively)	$4,940	$4,332
Short-term notes - related party	4,460	4,300
	$9,400	$8,632

Convertible notes	$671	$671
Convertible notes - related party	230	230
	$901	$901

Promissory Notes

First Quarter 2015 Activities

During the quarter ended March 31, 2015, the Company issued promissory notes (the “Notes”) to a third party, in the principal amount of $510. The Notes has an interest rate of 18% per annum, simple interest and is due on or before September 30, 2015. In connection with the Note, the Company issued warrants to purchase 1,020,000 shares of our common stock at an exercise price of $0.20 per share. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of March 31, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.3% - 1.7%, volatility – 77.5% - 80.8%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.8 year period (through maturity) on a straight-line basis. The Company also recorded 6% accrued facility fees in aggregate for approximately $31 in connection with the Notes. The accrued loan fees is due on September 30, 2015. The Company recorded a $95 discount at issuance, and of the $95 discount recorded at issuance the portion relating to the detachable warrants of $64 was credited to additional paid in capital and the $31 loan fee described above was credited to accrued expense.

During the quarter ended March 31, 2015, the Company issued promissory note (the “Note”) to a third party, in the principal amount of $90. The Note has an interest rate of 18% per annum, simple interest and is due on or before September 30, 2015. In connection with the Note, the Company issued warrants to purchase 180,000 shares of our common stock at an exercise price of $0.20 per share. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of March 31, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.5%, volatility – 80.2%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.6 year period (through maturity) on a straight-line basis. The Company also recorded 6% accrued loan fees in aggregate for approximately $5 in connection with the Notes. The accrued facility fees is due on September 30, 2015. The Company recorded an $18 discount at issuance, and of the $18 discount recorded at issuance the portion relating to the detachable warrants of $12 was credited to additional paid in capital and the $6 facility fee described above was credited to accrued expense.

During the quarter ended March 31, 2015, the Company issued promissory notes to several third parties, in the principal amount of $95. The notes have effective interest rate of 30% per annum, simple interest and were due on September 30, 2015.

On March 3, 2015, the Company entered into a promissory note modification agreement (the “Modified Note”) with John Linderman, one of the Company’s largest shareholders, to replace the original promissory note (the “Old Note”), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6 in the equity. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of March 31, 2015 were $40 and $13, respectively.

On March 3, 2015, the Company entered into a promissory note modification agreement (the “Modified Note”) with James Barickman, one of the Company’s largest shareholders, to replace the original promissory note (the “Old Note”), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6 in the equity. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of March 31, 2015 were $40 and $13, respectively.

On March 3, 2015, the Company entered into a promissory note agreement (the “Note”) with NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by John Linderman and James Barickman, to settle the outstanding accounts payable of $381 with principal of $180 promissory note. The Note is due on September 2, 2017, with interest rate of 18% per annum. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $201 in the equity. The outstanding accrued interest is $2 as of March 31, 2015.

During the quarter ended March 31, 2015, the Company recorded total amortization on debt discount of $25. The outstanding accrued interest is $1,598 as of March 31, 2015.

7. Stockholders’ Equity

Diluted Shares

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of March 31, 2015. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the three months ended March 31, 2015 and 2014, due to net losses. As of March 31, 2015, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of March 31, 2015, there are 12,376,600 warrants which are convertible into one share of common stock with a weighted average exercise price of $1.22. In addition, convertible debt of $901 as of March 31, 2015 is convertible into 48,398,253 shares of the Company’s common stock.

Common Stock Issued for Cash

During the quarter ended March 31, 2015, the Company issued 950,000 shares of common stock for approximately $150 in cash. The shares were issued to third parties.

Detachable Warrants

During the quarter ended March 31, 2015, the Company issued Promissory Notes containing 1,200,000 detachable Warrants. The detachable Warrants were valued at approximately $0.07 per warrant using the Black-Scholes model at March 31, 2015. The relative fair value of the detachable Warrants compared to the debt of approximately $112 was recorded as a component of stockholders’ equity and accrued expenses with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of March 31, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.3% - 1.7%, volatility – 77.5% - 80.8%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a nine month period (through maturity) on a straight-line basis.

8. Related Party Transactions

Consulting Agreements

On January 6, 2014 the Company entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin's services and services of his firm and 50,000 warrants upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $38 and $38 for the three months ended March 31, 2015 and 2014, respectively, and has an account payable balance related to this agreement of $186 as of March 31, 2015.

Accounts Payable and Accrued Expenses

As of March 31, 2015, the Company owed Daystar $50, Chord Advisors $186 and Rivercoach $72.

Related Party Notes

On March 3, 2015, the Company entered into a promissory note modification agreement (the “Modified Note”) with John Linderman, one of the Company’s largest shareholders, to replace the original promissory note (the “Old Note”), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of March 31, 2015 were $40 and $13, respectively.

On March 3, 2015, the Company entered into a promissory note modification agreement (the “Modified Note”) with James Barickman, one of the Company’s largest shareholders, to replace the original promissory note (the “Old Note”), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of March 31, 2015 were $40 and $13, respectively.

On March 3, 2015, the Company entered into a promissory note agreement (the “Note”) with NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by John Linderman and James Barickman, to settle the outstanding accounts payable of $355 with principal of $180 promissory note. The Note is due on September 2, 2017, with interest rate of 18% per annum. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $175. The outstanding accrued interest is $2 as of March 31, 2015.

As of March 31, 2015, the Company owed to Daystar Funding, LP $4,330 and accrued interest of $1,209.

9. Intangible Assets, Net

For the three months ended March 31, 2015, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 16 years.

The amortization expense for the three months ended March 31, 2015 and 2014 was $22 and $20, respectively.

			Amortized as of	Balance as of
Description	Life in Years	Price	March 31, 2015	March 31, 2015
Patents	12	336	53	$283
Customer list	14	198	29	$169
Trade name	16	266	25	$241
Non-compete agreement	4	127	60	$67
		927	167	$760

10. Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2015, there was no litigation against the Company and therefore the litigation accrual was zero.

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

The following tables classify the Company’s liabilities measured at fair value on a recurring basis (primarily reflecting an increase in stock price per share) into the fair value as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015

Description	Level 1	Level 2	Level 3

Derivative liability - conversion options	$-	$-	$779

December 31, 2014

Description	Level 1	Level 2	Level 3

Derivative liability - conversion options	$-	$-	$270

There were no transfers between Level 1, 2 or 3 during the three months ended March 31 2015

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2014 through March 31, 2015. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance as of December 31, 2014	$270
Change in fair value of derivative liability - conversion option	509
Balance - March 31, 2015	$779

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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended March 31, 2015 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We were incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of our incorporation through April 27, 2012, we had several name changes and different business plans all under prior management that is no longer with the company. On April 27, 2012, we underwent a change of control transaction and changed our business plan. On January 7, 2013, we changed our name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. We conduct our current operations under the name TriStar Wellness Solutions, Inc. On May 6th, 2013 TWSI purchased HemCon Medical Technologies, Inc. (HemCon) gaining entry into the advanced wound care sector.

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

Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

Summary of Results of Operations (in thousands)

	For the three months ended
	March 31,
	2015	2014
Sales revenue	$1,145	$1,303
Cost of Goods Sold	398	1,038
Gross profit	747	265

Continuing operations
Operating expenses:
General and administrative	765	725
Sales, marketing and development expenses	543	727
Amortization on intangible assets	22	20
Total operating expenses	1,330	1,472

Loss from operations	(583)	(1,207)

Other income and (expenses)
Interest expense	(529)	(552)
Gain on sale of assets and liabilities	32	-
Change in fair value of derivative liability	(509)	(1,799)
Other expenses	(158)	(12)
Total other income (expenses)	(1,164)	(2,363)

Net loss	$(1,747)	$(3,570)

Operating Loss

We had an operating loss of approximately $583 for the three months ended March 31, 2015, compared to an operating loss of approximately $1,207 for the three months ended March 31, 2014. This difference was largely attributable to a decrease in our cost of goods sold of approximately $640 (which led to a gross profit of $747 for the period), and a decrease in our sales, marketing and development expenses of approximately $184. The decrease in operating for the period ended March 31, 2015 was largely due our transition from in-house manufacturing of our HemCon products to utilizing outsourced, third-party manufacturers and to a reduction of sales and marketing expenses related to the historical Tristar wellness products.

Revenue

Our revenue from the three months ended March 31, 2015 was $1,145 compared to $1,303 for the three months ended March 31, 2014. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $1,151 for the three months ended March 31, 2015. The decrease in revenue was a result of the timing of international and government orders which are highly dependent of certain outside factors. During the prior period we received $857 for international and government sales. During the current period we received $711 for international and government sales.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2015 were $398, compared to $1,038 for the same period in 2014. The cost of goods sold for the three months ended March 31, 2015 primarily related to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $385 or approximately 33% of HemCon’s revenue for the three months ended March 31, 2015. Our cost of goods sold decreased significantly for the three months ended March 31, 2015 compared to March 31, 2014, primarily due to our transition from in-house manufacturing of our HemCon products to utilizing outsourced, third-party manufacturers. This transition began in December 2014.

General and Administrative Expenses

General and administrative expenses were $765 for the three months ended March 31, 2015, compared to $725 for the three months ended March 31, 2014. Our primary general and administrative expenses for the period in 2015 were $111 from accrued but not paid executive salaries, $111 from professional fees related to TriStar such as audit, marketing and legal fees, and $654 related to salaries, occupancy cost, utilities, etc. attributable to Hemcon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $543 for the three months ended March 31, 2015, compared to $727 for the three months ended March 31, 2014. The vast majority of our sales, marketing and development expenses for both periods related to our Hemcon operations. Our sales, marketing and development expenses were lower in 2015 compared to 2014 due to greater utilization of partnership distribution channels in 2015 compared with direct selling, and we did not utilize retail over-the-counter advertising in 2015 like we did in 2014.

Amortization of Intangible Assets

During the three months ended March 31, 2015, we had $22 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the Hemcon acquisition. We had a comparable expense of $20 for the three months ended March 31, 2014.

Interest Expense

We had interest expense $529 for the three months ended March 31, 2015, compared to $552 for the three months ended March 31, 2014. During the three months ended March 31, 2015 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in Fair Value of Derivatives

During the three months ended March 31, 2015 and March 31, 2014 we recognized a non-cash loss on derivative liabilities of $509 and $1,799, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Gain on sale of assets and liabilities

During the three months ended March 31, 2015, we received $32 cash from sale of fixed assets in 2014.

Other Expenses

During the three months ended March 31, 2015 and March 31, 2014 we recognized a foreign currency transaction loss of $158 and $12, respectively.

Liquidity and Capital Resources for Three Months Ended March 31, 2015 and 2014

Introduction

During the three months ended March 31, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash and cash equivalents as of March 31, 2015 was $313. Due to our monthly cash burn rate we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2015 compared to December 31, 2014, respectively, are as follows (in thousands):

	March 31, 2015	December 31, 2014	Change
Cash and Cash Equivalents	$313	$189	$124
Total Current Assets	1,477	1,797	(320)
Total Assets	2,693	3,069	(376)
Total Current Liabilities	14,910	14,140	770
Total Liabilities	$14,910	$14,140	$770

Our total assets decreased by $376 as of March 31, 2015 compared to December 31, 2014. At March 31, 2015, we had $124 more in cash and cash equivalents, offset by $221 less in accounts receivable, net, $214 less in inventories, net, and slightly less in non-current assets, compared to the same period in 2014.

Our current liabilities increased by $770, as of March 31, 2015 as compared to December 31, 2014. A large portion of this increase was due to an increase in our short terms notes, and derivative liabilities.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash and cash equivalents available as of March 31, 2015 of $313 and $189 as of December 31, 2014. We have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $839 for the three months ended March 31, 2015, as compared to $1,064 for the three months ended March 31, 2014. For the three months ended March 31, 2015, the net cash used in operating activities consisted primarily of our net loss of $1,747, adjusted primarily by the amortization of debt discount of $25, gain on change in fair value of derivative liability of $509, depreciation expenses of $23, intangible asset amortization of $22, imputed note interest on note payable of $18, accounts payable and accrued expenses – related party of $294, accounts payable and accruals of $192, and inventory of $214, offset by prepaid expenses of $8, deferred revenue of $48, other non-current assets of $17, and accounts receivable of $222.

Investing

We had net cash used in investing activities of $6 for the three months ended March 31, 2015, as compared to net cash used in investing activities of $22 for the three months ended March 31, 2014.  Our net cash used in investing activities for the three months ended March 31, 2015 and March 31, 2014, related entirely to the purchase of property plant and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2015 was $825, compared to $1,070 for the three months ended March 31, 2014. For the period in 2015, our financing activities consisted of $695 from proceeds from issuance of short terms notes and $150 from proceeds from issuance of common stock, offset by $20 from repayment of short-term notes-related party. For the period in 2014, our financing activities consisted of $740 from proceeds from issuance of short terms notes, $230 from proceeds from issuance of short term convertible notes – related party, and $100 from issuances of convertible debt.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we issued the following unregistered securities:

During the quarter ended March 31, 2015, we agreed to issue an aggregate of 950,000 shares of our common stock for approximately $150,000 in cash to several third parties. The shares were issued on May 12, 2015. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

During the quarter ended March 31, 2015, we issued warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.20 per share. These warrants were issued in connection with certain non-convertible promissory notes we issued to certain third parties in exchange for loans totaling $600,000. The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

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

___________

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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: May 20, 2015	By:	/s/ Michael Wax
Michael Wax
	Its:	Interim Chief Executive Officer, Chief Development Officer and a Director

