Form 10-Q
period 2015-06-30
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2015-08-19
CIK 1109153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(971) 223-1027

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2015, there were 27,996,715 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three months and six months ended June 30, 2015 and 2014 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December, 31
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$497	$189
Accounts receivables, net	457	652
Receivable from related party	-	1
Prepaid expenses and other	160	141
Inventories, net	635	814
Total current assets	1,749	1,797
Non-current assets
Accounts receivables, net of current portion	41	41
Property and equipment, net	325	312
Intangible assets, net	738	782
Other non-current assets	122	137
Total non-current assets	1,226	1,272
TOTAL ASSETS	$2,975	$3,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,131	$2,450
Accounts payable and accrued expenses due to related parties	1,794	1,839
Short-term notes (net of debt discount $405 and $12 as of June 30, 2015 and December 31, 2014, respectively)	1,760	588
Short-term notes (in default)	3,744	3,744
Short-term notes - related party (net of debt discount $10 and $0 as of June 30, 2015 and December 31, 2014, respectively)	345	200
Short-term notes - (in default) related party	4,100	4,100
Convertible notes	652	671
Convertible notes (in default)- related party	230	230
Deferred revenue	-	48
Derivative liability	962	270
Total current liabilities	16,718	14,140

TOTAL LIABILITIES	16,718	14,140

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 5,621,667 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 27,546,715 and 24,221,715 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	20,701	20,055
Other comprehensive gain	276	182
Accumulated deficit	(34,729)	(31,316)
TOTAL STOCKHOLDERS' DEFICIT	(13,743)	(11,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,975	$3,069

See accompanying unaudited notes to the condensed consolidated interim financial statements.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Sales revenue	$782	$1,224	$1,927	$2,527
Cost of Goods Sold	372	844	770	1,882
Gross profit	410	380	1,157	645

Continuing operations
Operating expenses:
General and administrative	836	967	1,601	1,692
Sales, marketing and development expenses	466	676	1,009	1,403
Amortization on intangible assets	22	22	44	42
Total operating expenses	1,324	1,665	2,654	3,137

Loss from operations	(914)	(1,285)	(1,497)	(2,492)

Other income and (expenses)
Interest expense	(631)	(951)	(1,160)	(1,503)
Gain on sale of assets and liabilities	1	-	33	-
Change in fair value of derivative liability	(183)	289	(692)	(1,510)
Other expenses	61	12	(97)	-
Total other income (expenses)	(752)	(650)	(1,916)	(3,013)

Net loss	(1,666)	(1,935)	(3,413)	(5,505)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(50)	63	94	24

Total comprehensive loss	$(1,716)	$(1,872)	$(3,319)	$(5,481)

Loss per share	$(0.06)	$(0.08)	$(0.13)	$(0.24)
Diluted loss per share	$(0.06)	$(0.08)	$(0.13)	$(0.24)
Weighted average common shares outstanding	26,763,748	23,041,715	25,558,870	22,563,814
Diluted weighted average common shares outstanding	26,763,748	23,041,715	25,558,870	22,563,814

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Loss for the period from continuing operations	$(3,413)	$(5,505)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Depreciation expenses	49	135
Change in fair value of derivative liability	692	1,510
Amortization of debt discount	109	871
Intangible asset amortization	44	42
Issuance of warrants for services	11	-
Imputed interest on note payable	35	21
Changes in operating assets and liabilities:
Accounts receivables	195	81
Accounts receivables- Related Party	1	-
Inventory	179	30
Prepaid expenses	(19)	24
Accounts payable and accruals	781	286
Other non-current assets	15	-
Other receivables	-	54
Deferred revenue	(48)	(192)
Accounts payable and accrued expenses - related party	(45)	415
Net cash used in operating activities from continuing operations	(1,414)	(2,228)

Cash flow from investing activities:
Purchase of property plant and equipment	(62)	(28)
Net cash provided by (used in) investing activities	(62)	(28)

Cash flow from financing activities:
Proceeds from issuance of short-term notes	1,595	1,564
Proceeds from issuance of short-term convertible notes - related party	-	230
Rrepayment of short-term notes- related party	(55)	-
Proceeds from issuance of convertible notes	-	330
Proceeds from issuance of common stock	150	-
Net cash generated from financing activities from continuing operations	1,690	2,124

Cumulative translation adjustment	94	24
Net change in cash	308	(108)

Cash and cash equivalent, beginning	189	193
Cash and cash equivalent, ending	$497	$85

Supplemental schedule of non-cash activities
Issuance of warrants in conjunction with promissory notes	$512	$845
Increase in additional paid in capital on extinguishment of debt	$213	$-
Debt discount due to embedded derivative liabilities within convertible debentures issued	$-	$282
Conversion of notes payable to common stock	$19	$8

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Notes to the Condensed Consolidated Financial Statements

(dollars in 000’s except per share)

1. The Company

TriStar Wellness Solutions, Inc. (“the Company”) was incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of its incorporation through April 27, 2012, the Company had several name changes and different business plans all under prior management that is no longer with the Company. On April 27, 2012, the Company underwent a change of control transaction and changed its business plan. On January 7, 2013, the Company changed its name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. The Company conducts its current operations under the name TriStar Wellness Solutions, Inc. All of the Company’s operations are conducted through its wholly-owned subsidiary, HemCon Medical Technologies Inc., an Oregon corporation (“HemCon”), and involve the development, marketing and sale of HemCon’s advanced wound care products.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09,Revenue from Contracts with Customers: Topic606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues, when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements.

3. Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of June 30, 2015, the Company had an accumulated deficit of $34,729, and had incurred a net loss for the six months ended June 30, 2015 of $3,413 and had negative working capital of $14,969. Funding has been provided by related parties as well as new investors committed to make it possible to maintain, expand, and ensure the advancement of the TriStar Wellness products.

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

4. Inventories

Inventories, net consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$225	$157
Work in Progress	381	178
Finished Goods	29	479
	$635	$814

Reserve for obsolescence was approximately $186 and $227, as of June 30, 2015 and December 31, 2014, respectively.

5. Property and Equipment

Property and equipment consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	Estimates Useful Life	June 30,	December 31,
	(Years)	2015	2014

Manufacturing Equipment	7-10	$290	$290
Leasehold Improvements	7	48	-
Office Furniture and Equipment	3-7	135	121
Computer Equipment and Software	1-5	23	23
		496	434
Less: Accumulated Depreciation, amortization and impairments		(171)	(122)
		$325	$312

Depreciation expense was approximately $49 and $135, for the six months ended June 30, 2015 and 2014, respectively.

6. Loans Payable

	June 30,	December 31,
	2015	2014
Short-term notes (net of debt discount $405 and $12 as of June 30, 2015 and December 31, 2014, respectively)	1,760	588
Short-term notes (in default)	3,744	3,744
Short-term notes - related party (net of debt discount $10 and $0 as of June 30, 2015 and December 31, 2014, respectively)	345	200
Short-term notes - (in default) related party	4,100	4,100
	$9,949	$8,632

Convertible notes	652	671
Convertible notes (in default)- related party	230	230
	$882	$901

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

Second Quarter 2015 Activities

During the quarter ended June 30, 2015, the Company issued promissory notes (the “Notes”) to a third party, in the principal amount of $200. The Notes has an interest rate of 18% per annum, simple interest and is due on or before November 30, 2015. In connection with the Note, the Company issued warrants to purchase 800,000 shares of our common stock at an exercise price of $0.10 per share. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of June 30, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.50% - 1.58%, volatility – 77.003% - 78.42%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.6 year period (through maturity) on a straight-line basis. The Company also recorded 6% accrued facility fees in aggregate for approximately $12 in connection with the Notes. The accrued loan fees is due on November 30, 2015. The Company recorded a $71 discount at issuance, and of the $71 discount recorded at issuance the portion relating to the detachable warrants of $59 was credited to additional paid in capital and the $12 loan fee described above was credited to accrued expense.

On June 8, 2015, the Company issued a promissory note (the “Note”) to a third party, in the principal amount of $700. The Note has effective interest rate of 35% per annum, simple interest and is due on June 30, 2016. In connection with this promissory note, the Company issued 280,000 shares of common stock on July 6, 2015. The fair value of the common stock to the debt were recorded as a component of stockholders’ equity with the offset recorded as a discount on the promissory note and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2015. The fair value of the common stock was based on the stock price on the issuance date on the market. The debt discounts related to the common stock are being amortized over the term of the promissory notes on a straight-line basis. The Company also recorded 35% accrued facility fees in aggregate for approximately $245 in connection with the Note. The accrued loan fees is due on June 30, 2016. The Company recorded a $328 discount at issuance, and of the $328 discount recorded at issuance the portion relating to the detachable common stock of $83 was credited to additional paid in capital and the $245 loan fee described above was credited to accrued expense.

During the quarter ended June 30, 2015, the Company paid back principal amount of $8 and $8 to James Barickman and John Linderman, for the debt issued during the quarter ended March 31, 2015

During the quarter ended June 30, 2015, the Company recorded total amortization on debt discount of $83. The outstanding accrued interest is $2,264 as of June 30, 2015.

As of June 30, 2015, the company had $8,074 with past due maturities. $4,330 is related party to entities controlled by Mr. Fredrick Voight, one of our former officers and a former member of our Board of Directors. The company is working with the respective parties to extend the maturity dates of these notes.

7. Stockholders’ Equity

Diluted Shares

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of June 30, 2015. Each share of A,B & C Preferred converts into five shares of common stock. Preferred A,B & C are convertible into 7,025,000. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the three months and six months ended June 30, 2015 and 2014, due to net losses. As of June 30, 2015, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. Total preferred convertible is 112,441,675 common shares. All Series D Convertible Preferred Stock voting rights are on an “as converted to common stock” basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of June 30, 2015, there are 14,476,600 warrants which are convertible into one share of common stock with a weighted average exercise price of $1.07. In addition, convertible debt of $652 as of June 30, 2015 is convertible into 45,730,153 shares of the Company’s common stock.

Common Stock Issued for Cash

During the six months ended June 30, 2015, the Company issued 3,325,000 shares of common stock for approximately $150 in cash and $19 from a convertible debt instrument. The shares were issued to third parties.

Detachable Warrants

During the six months ended June 30, 2015, the Company issued Promissory Notes containing 2,100,000 detachable Warrants. The detachable Warrants were valued at approximately $0.085 per warrant using the Black-Scholes model at June 30, 2015. The relative fair value of the detachable Warrants compared to the debt of approximately $512 was recorded as a component of stockholders’ equity and accrued expenses with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of June 30, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.3% - 1.7%, volatility – 77.5% - 80.8%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a nine month period (through maturity) on a straight-line basis.

8. Related Party Transactions

Consulting Agreements

On January 6, 2014 the Company entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin's services and services of his firm and 50,000 warrants upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $38 and $38 for the three months ended June 30, 2015 and 2014, respectively. The Company incurred $75 and $75 for the six months ended June 30, 2015 and 2014, respectively, and has an account payable balance related to this agreement of $224 as of June 30, 2015.

Accounts Payable and Accrued Expenses

As of June 30, 2015, the Company owed Daystar Funding LP $50, Chord Advisors $224 and Rivercoach $72. Daystar Funding LP and Rivercoach are controlled by Mr. Fredrick Voight, one of our former officers and a former member of our Board of Directors.

Related Party Notes

On March 3, 2015, the Company entered into a promissory note modification agreement (the “Modified Note”) with John Linderman, one of the Company’s largest shareholders, to replace the original promissory note (the “Old Note”), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. The outstanding principal and accrued interest as of June 30, 2015 were $33 and $14, respectively.

On March 3, 2015, the Company entered into a promissory note modification agreement (the “Modified Note”) with James Barickman, one of the Company’s largest shareholders, to replace the original promissory note (the “Old Note”), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of June 30, 2015 were $33 and $14, respectively.

On March 3, 2015, the Company entered into a promissory note agreement (the “Note”) with NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by John Linderman and James Barickman, to settle the outstanding accounts payable of $355 with principal of $180 promissory note. The Note is due on September 2, 2017, with interest rate of 18% per annum. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $175. The outstanding accrued interest is $11 as of June 30, 2015.

As of June 30, 2015, the Company owed to Daystar Funding, LP $4,330 and accrued interest of $1,405. Daystar Funding LP and is controlled by Mr. Fredrick Voight, one of our former officers and a former member of our Board of Directors.

As of June 30, 2015, the company had $4,330 with past due maturity dates to related party to entities by controlled by Mr. Fredrick Voight, one of our former officers and a former member of our Board of Directors. The company is working with the respective parties to extend the maturity dates of these notes..

9. Intangible Assets, Net

For the six months ended June 30, 2015, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 16 years.

The amortization expense for the six months ended June 30, 2015 and 2014 was $44 and $42, respectively.

			Amortized as of		Balance as of
	Life in		June 30,	December 31,	June 30,	December 31,
Description	Years	Price	2014	2014	2014	2014
Patents	12	$336	$60	$46	$276	$290
Customer list	14	198	32	25	166	173
Trade name	16	266	29	22	237	244
Non-compete agreement	4	127	68	52	59	75
		$927	$189	$145	$738	$782

10. Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of June 30, 2015, there was no litigation against the Company and therefore the litigation accrual was zero.

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

The following tables classify the Company’s liabilities measured at fair value on a recurring basis (primarily reflecting an increase in stock price per share) into the fair value as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015

Description	Level 1	Level 2	Level 3

Derivative liability - conversion options	$-	$-	$962

December 31, 2014

Description	Level 1	Level 2	Level 3

Derivative liability - conversion options	$-	$-	$270

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2014 through June 30, 2015. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance as of December 31, 2014	$270
Change in fair value of derivative liability - conversion option	692
Balance - June 30, 2015	$962

____________

* The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815.

12. Subsequent Events

The Company issued 450,000 common shares of stock to in relation to a debt instrument.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended June 30, 2015 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We were incorporated on August 28, 2000 in the state of Nevada under the name “Quadric Acquisitions”. From the date of our incorporation through April 27, 2012, we had several name changes and different business plans all under prior management that is no longer with the company. On April 27, 2012, we underwent a change of control transaction and changed our business plan. On January 7, 2013, we changed our name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada, and such change was effected with FINRA on January 18, 2013. We conduct our current operations under the name TriStar Wellness Solutions, Inc. On May 6, 2013 TWSI purchased HemCon Medical Technologies, Inc. (HemCon) gaining entry into the advanced wound care sector.

We are focused on providing best of breed solutions of advanced wound care products to the worldwide professional healthcare industry. The HemCon platform enables TWSI to execute a strong professional medical focus on advanced wound care products to support improved medical outcomes. We believe we have entered the market uniquely aligned to important underlying factors that are redefining how care givers and patients engage in managing advanced wound care.

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

•	Research and Development programs on-going in underserved wound treatment markets.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Summary of Results of Operations (in thousands)

	For the three months ended June 30,
	2015	2014

Sales revenue	$782	$1,224
Cost of Goods Sold	372	844
Gross profit	410	380

Continuing operations
Operating expenses:
General and administrative	836	967
Sales, marketing and development expenses	466	676
Amortization on intangible assets	22	22
Total operating expenses	1,324	1,665

Loss from operations	(914)	(1,285)

Other income and (expenses)
Interest expense	(631)	(951)
Gain on sale of assets and liabilities	1	-
Change in fair value of derivative liability	(183)	289
Other expenses	61	12
Total other income (expenses)	(752)	(650)

Net loss	(1,666)	(1,935)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(50)	63

Total comprehensive loss	$(1,716)	$(1,872)

Operating Loss

We had an operating loss of approximately $914 for the three months ended June 30, 2015, compared to an operating loss of approximately $1,285 for the three months ended June 30, 2014. This difference was driven by a decrease in our sales, marketing and development expenses of approximately $210 and a decrease in general and administrative costs of $131.

Revenue

Our revenue from the three months ended June 30, 2015 was $782 compared to $1,224 for the three months ended June 30, 2014. Our revenue was primarily derived from the operations of our subsidiary, HemCon. The decrease in revenue was a result of the timing of government orders which are highly dependent of certain outside factors.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2015 were $372, compared to $844 for the same period in 2014. The cost of goods sold for the three months ended June 30, 2015 relate to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $372 or approximately 47% of HemCon’s revenue for the three months ended June 30, 2015. Our cost of goods sold decreased significantly for the three months ended June 30, 2015 compared to June 30, 2014, primarily due to our transition from in-house manufacturing of our HemCon products to utilizing outsourced, third-party manufacturers. This transition began in December 2014 and was completed during the second quarter of 2015.

General and Administrative Expenses

General and administrative expenses were $836 for the three months ended June 30, 2015, compared to $967 for the three months ended June 30, 2014. Our primary general and administrative expenses for the period in 2015, $134 from professional fees related to TriStar such as audit, marketing and legal fees, and $702 related to salaries, occupancy cost, utilities, etc. attributable to HemCon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $466 for the three months ended June 30, 2015, compared to $676 for the three months ended June 30, 2014. The vast majority of our sales, marketing and development expenses for both periods related to our HemCon operations. Our sales, marketing and development expenses were lower in 2015 compared to 2014 due to greater utilization of partnership distribution channels in 2015 compared with direct selling, and we did not utilize retail over-the-counter advertising in 2015 like we did in 2014.

Amortization of Intangible Assets

During the three months ended June 30, 2015, we had $22 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the HemCon acquisition. We had a comparable expense of $22 for the three months ended June 30, 2014.

Interest Expense

We had interest expense $631 for the three months ended June 30, 2015, compared to $951 for the three months ended June 30, 2014. During the three months ended June 30, 2015 interest expense primarily related to interest on debt instruments and the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in Fair Value of Derivatives

During the three months ended June 30, 2015 and 2014 we recognized a non-cash loss (gain) on derivative liabilities of $183 and $(289), respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Other Expenses

During the three months ended June 30, 2015 and 2014 we recognized a foreign currency transaction loss of $61 and $12, respectively.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Summary of Results of Operations (in thousands)

	For the six months ended June 30,
	2015	2014

Sales revenue	$1,927	$2,527
Cost of Goods Sold	770	1,882
Gross profit	1,157	645

Continuing operations
Operating expenses:
General and administrative	1,601	1,692
Sales, marketing and development expenses	1,009	1,403
Amortization on intangible assets	44	42
Total operating expenses	2,654	3,137

Loss from operations	(1,497)	(2,492)

Other income and (expenses)
Interest expense	(1,160)	(1,503)
Gain on sale of assets and liabilities	33	-
Change in fair value of derivative liability	(692)	(1,510)
Other expenses	(97)	-
Total other income (expenses)	(1,916)	(3,013)

Net loss	(3,413)	(5,505)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	94	24

Total comprehensive loss	$(3,319)	$(5,481)

Operating Loss

We had an operating loss of approximately $1,497 for the six months ended June 30, 2015, compared to an operating loss of approximately $2,492 for the six months ended June 30, 2014. This difference was largely attributable to a decrease in our cost of goods sold of approximately $1,112 (which led to a gross profit of $1,157 for the period), and a decrease in our sales, marketing and development expenses of approximately $394 resulted primarily from closing the office and operations in Westport, CT. The decrease in operating for the period ended June 30, 2015 was largely due our transition from in-house manufacturing of our HemCon products to utilizing outsourced, third-party manufacturers and to a reduction of sales and marketing expenses related to the historical TriStar wellness products.

Revenue

Our revenue from the six months ended June 30, 2015 was $1,927 compared to $2,527 for the six months ended June 30, 2014. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $1,927 for the six months ended June 30, 2015. The decrease in revenue was a result of the timing of government orders which are highly dependent of certain outside factors. During the prior period we received $673 for government sales. During the current period we received $339 for government sales.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2015 were $770, compared to $1,882 for the same period in 2014. The cost of goods sold for the six months ended June 30, 2015 relate to the revenues generated from HemCon. HemCon’s cost of goods sold amounted to approximately $770 or approximately 40% of HemCon’s revenue for the six months ended June 30, 2015. Our cost of goods sold decreased significantly for the six months ended June 30, 2015 compared to June 30, 2014, primarily due to our transition from in-house manufacturing of our HemCon products to utilizing outsourced, third-party manufacturers. This transition began in December 2014 and was completed in the second quarter of 2015.

General and Administrative Expenses

General and administrative expenses were $1,601 for the six months ended June 30, 2015, compared to $1,692 for the six months ended June 30, 2014. Our primary general and administrative expenses for the period in 2015 were $213 from professional fees related to TriStar such as audit, marketing and legal fees, and $1,388 related to salaries, occupancy cost, utilities, etc. attributable to HemCon.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $1,009 for the six months ended June 30, 2015, compared to $1,403 for the six months ended June 30, 2014. The vast majority of our sales, marketing and development expenses for both periods related to our HemCon operations. Our sales, marketing and development expenses were lower in 2015 compared to 2014 due to greater utilization of partnership distribution channels in 2015 compared with direct selling, and we did not utilize retail over-the-counter advertising in 2015 like we did in 2014.

Amortization of Intangible Assets

During the six months ended June 30, 2015, we had $44 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the HemCon acquisition. We had a comparable expense of $42 for the six months ended June 30, 2014.

Interest Expense

We had interest expense $1,160 for the six months ended June 30, 2015, compared to $1,503 for the six months ended June 30, 2014. During the three months ended June 30, 2015 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in Fair Value of Derivatives

During the six months ended June 30, 2015 and 2014 we recognized a non-cash loss on derivative liabilities of $692 and $1,510, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Gain on sale of assets and liabilities

During the six months ended June 30, 2015, we received $33 cash from sale of fixed assets in 2015.

Other Expenses

During the six months ended June 30, 2015 and 2014 we recognized a foreign currency transaction loss of $97 and $0, respectively.

Liquidity and Capital Resources for Six Months Ended June 30, 2015 and 2014

Introduction

During the six months ended June 30, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash and cash equivalents as of June 30, 2015 was $497. Due to our monthly cash burn rate we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2015 compared to December 31, 2014, respectively, are as follows (in thousands):

	June 30, 2015	December 31, 2014	Change
Cash and Cash Equivalents	$497	$189	$308
Total Current Assets	1,749	1,797	(48)
Total Assets	2,975	3,069	(94)
Total Current Liabilities	16,718	14,140	2,578
Total Liabilities	$16,718	$14,140	$2,578

Our total assets decreased by $48 as of June 30, 2015 compared to December 31, 2014. At June 30, 2015, we had $308 more in cash and cash equivalents, offset by $195 less in accounts receivable, net, $179 less in inventories, net, and slightly less in non-current assets, compared to the same period in 2014.

Our current liabilities increased by $2,595, as of June 30, 2015 as compared to December 31, 2014. A large portion of this increase was due to an increase in our short terms notes, and derivative liabilities.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash and cash equivalents available as of June 30, 2015 of $479 and $189 as of December 31, 2014. We have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,414 for the six months ended June 30, 2015, as compared to $2,228 for the six months ended June 30, 2014. For the six months ended June 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $3,413, adjusted primarily by the amortization of debt discount of $109, gain on change in fair value of derivative liability of $692, depreciation expenses of $49, intangible asset amortization of $44, imputed note interest on note payable of $35, accounts payable and accruals of $781, and inventory of $179, accounts receivable of $195 other non-current assets $15 offset by prepaid expenses of $19, deferred revenue of $48, accounts payable and accrued expenses – related party of $45.

Investing

We had net cash used in investing activities of $62 for the six months ended June 30, 2015, as compared to net cash used in investing activities of $28 for the six months ended June 30, 2014. Our net cash used in investing activities for the six months ended June 30, 2015, related entirely to the purchase of property plant and equipment.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2015 was $1,690, compared to $2,124 for the six months ended June 30, 2014. For the period in 2015, our financing activities consisted of $1,595 from proceeds from issuance of short terms notes and $150 from proceeds from issuance of common stock, offset by $55 from repayment of short-term notes-related party. For the period in 2014, our financing activities consisted of $1,564 from proceeds from issuance of short terms notes, $230 from proceeds from issuance of short term convertible notes – related party, and $330 from issuances of convertible debt.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 8, 2014, Barry Starkman filed a Demand for Arbitration before the American Arbitration Association against TriStar Wellness Solutions, Inc. and HemCon Medical Technologies, Inc. Mr. Starkman was TriStar’s Sr. Vice President of Operations and HemCon’s President and Chief Executive Officer from May 2013 through February 2014 pursuant to an Employment Agreement. Mr. Starkman claims that TriStar and HemCon impermissibly terminated him for cause and breached the Employment Agreement. He has asserted claims for breach of contract, promissory estoppel and violation of the Connecticut Wage Statute. He claims damages for breach of contract and promissory estoppel (which is essentially similar to the breach of contract claim) as well as double damages and attorneys’ fees under the Connecticut Wage Statute. His total base claim asserted is for $600,000. On January 5, 2015, HemCon and TriStar filed its Response to the Demand along with a Counterclaim against Starkman. In the Response to the Demand and in the Counterclaim, HemCon and TriStar deny the allegations in Mr. Starkman’s Demand for Arbitration and assert that Mr. Starkman was properly terminated for cause and is not entitled to any further payment under his Employment Agreement or any additional wages under the Connecticut Wage Statute. The Counterclaim asserts claims for approximately $800,000 for breach of the Employment Agreement as a result of obtaining unauthorized health benefits and engaging in unauthorized outside business activities. The parties have been, and continue to, conduct discovery. The parties’ witness and exhibit lists are due June 4, 2015 and an arbitration hearing is scheduled for October 20 and 21, 2015 in Westport, Connecticut before Hon. Beverly Margolis.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, we issued the following unregistered securities:

During the six months ended June 30, 2015, we agreed to issue an aggregate of 950,000 shares of our common stock for approximately $150,000 in cash to several third parties. The company also issued 2,375,000 share following the conversion of a debt instrument. The shares were issued on May 12, 2015. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

During the six months ended June 30, 2015, we issued warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.20 per share. These warrants were issued in connection with certain non-convertible promissory notes we issued to certain third parties in exchange for loans totaling $600,000. The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5 Other Information

We are aware of the litigation filed by the Securities and Exchange Commission against Frederick Alan Voight, one our former officers and a former member of our Board of Directors (SEC v. Voight et al, Civil Action No. 4:15-cv-02218 (S.D. Tx. Filed August 3, 2015). We are, and will continue to, monitor the situation to determine any impact the litigation may have on us and our required disclosure.

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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: August 19, 2015	By:	/s/ Michael Wax
Michael Wax
	Its:	Interim Chief Executive Officer

