Form 10-Q
period 2015-09-30
TRISTAR WELLNESS SOLUTIONS, INC.
filed 2015-11-16
CIK 1109153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(971) 223-1027

Registrant's telephone number, including area code

__________________________________

(Former address, if changed since last report)

____________________________________

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, $.0001 par value, as of November 13, 2015 was 28,663,390 shares.

TRISTAR WELLNESS SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three months and nine months ended September 30, 2015 and 2014 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December, 31
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$336	$189
Accounts receivable, net	465	652
Receivable from related party	-	1
Prepaid expenses and other	158	141
Inventories, net	702	814
Total current assets	1,661	1,797
Non-current assets
Accounts receivable, net of current portion	-	41
Property and equipment, net	325	312
Intangible assets, net	716	782
Other non-current assets	122	137
Total non-current assets	1,163	1,272
TOTAL ASSETS	$2,824	$3,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,907	$2,450
Accounts payable and accrued expenses due to related parties	2,020	1,839
Short-term notes (net of debt discount $256 and $12 as of September 30, 2015 and December 31, 2014, respectively)	284	588
Short-term notes (in default)	5,349	3,744
Short-term notes - related party (net of debt discount $0 and $0 as of September 30, 2015 and December 31, 2014, respectively)	115	200
Short-term notes - (in default) related party	4,330	4,100
Convertible notes	652	671
Convertible notes (in default)- related party	230	230
Current portion of long-term lease payable	7	-
Deferred revenue	225	48
Derivative liability	121	270
Total current liabilities	17,240	14,140

Non-current Liabilities
Long-term lease payable	38	-
Deferred rent	60	-
Total non-current liabilities	98	-

TOTAL LIABILITIES	17,338	14,140

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,621,667 and 5,621,667 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	6	6
Common stock; $0.0001 par value; 50,000,000 shares authorized; 27,996,715 and 24,221,715 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	20,719	20,055
Other comprehensive gain	258	182
Accumulated deficit	(35,500)	(31,316)
TOTAL STOCKHOLDERS' DEFICIT	(14,514)	(11,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,824	$3,069

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(dollars in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales revenue	$956	$1,908	$2,883	$4,435
Cost of Goods Sold	420	1,046	1,190	2,928
Gross profit	536	862	1,693	1,507

Continuing operations
Operating expenses:
General and administrative	915	780	2,516	2,472
Sales, marketing and development expenses	528	562	1,537	1,965
Amortization on intangible assets	22	21	66	63
Total operating expenses	1,465	1,363	4,119	4,500

Loss from operations	(929)	(501)	(2,426)	(2,993)

Other income and (expenses)
Interest expense	(763)	(1,022)	(1,923)	(2,525)
Gain on sale of assets and liabilities	-	(6)	33	(6)
Change in fair value of derivative liability	841	1,172	149	(338)
Other expenses	80	(123)	(17)	(123)
Total other income (expenses)	158	21	(1,758)	(2,992)

Net loss	(771)	(480)	(4,184)	(5,985)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(18)	110	76	134

Total comprehensive loss	$(789)	$(370)	$(4,108)	$(5,851)

Loss per share	$(0.03)	$(0.02)	$(0.16)	$(0.26)
Diluted loss per share	$(0.03)	$(0.02)	$(0.16)	$(0.26)

Weighted average common shares outstanding	27,962,476	23,663,454	26,368,876	22,934,389
Diluted weighted average common shares outstanding	27,962,476	23,663,454	26,368,876	22,934,389

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,184)	$(5,985)
Adjustments to reconcile net profit/loss from continuing operations to net cash provided by operating activities:
Depreciation expense	76	203
Loss on disposal of assets	-	6
Change in fair value of derivative liability	(149)	338
Amortization of debt discount	268	1,491
Issuance of common stock for services	-	48
Issuance of warrants for services	11
Intangible asset amortization	66	63
Imputed interest on note payable	52	38
Changes in operating assets and liabilities:
Accounts receivable	227	(33)
Accounts receivable- Related Party	1	-
Inventory	112	19
Prepaid expenses	(17)	(48)
Accounts payable and accruals	1,557	471
Other non-current assets	15	(132)
Other receivables	-	54
Deferred revenue	177	(249)
Accounts payable and accrued expenses - related party	181	679
Deferred rent	60	-
Net cash used in operating activities	(1,547)	(3,037)

Cash flow from investing activities:
Purchase of property plant and equipment	(87)	(42)
Net cash used in investing activities	(87)	(42)

Cash flow from financing activities:
Proceeds from issuance of short-term notes	1,595	2,434
Proceeds from issuance of short-term convertible notes - related party	-	230
Repayment of short-term notes- related party	(85)	-
Long-term lease financing, net	45	-
Proceeds from issuance of convertible notes	-	330
Proceeds from issuance of common stock	150	-
Net cash generated from financing activities	1,705	2,994

Cumulative translation adjustment	76	134
Net change in cash	147	49

Cash and cash equivalent, beginning	189	193
Cash and cash equivalent, ending	$336	$242

Supplemental schedule of non-cash activities
Issuance of warrants in conjunction with promissory notes	$512	$1,053
Increase in additional paid in capital on extinguishment of debt	$213	$-
Debt discount due to embedded derivative liabilities within convertible debentures issued	$-	$282
Conversion of notes payable to common stock	$19	$8

See accompanying unaudited notes to the condensed consolidated interim financial statements

TRISTAR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Notes to the Condensed Consolidated Financial Statements

(dollars in 000's except per share)

1. The Company

TriStar Wellness Solutions, Inc. ("the Company") was incorporated on August 28, 2000 in the state of Nevada under the name "Quadric Acquisitions". From the date of its incorporation through April 27, 2012, the Company had several name changes and different business plans all under prior management that is no longer with the Company. On April 27, 2012, the Company underwent a change of control transaction and changed its business plan. On January 7, 2013, the Company changed its name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada on January 18, 2013. The Company conducts its current operations under the name TriStar Wellness Solutions, Inc. All of the Company's operations are conducted through its wholly-owned subsidiary, HemCon Medical Technologies Inc., an Oregon corporation ("HemCon"), and involve the development, marketing and sale of HemCon's advanced wound care products.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies to those previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on April 15, 2015.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2014. All intercompany balances and transactions have been eliminated.

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

3. Liquidity and Going Concern

The Company's unaudited condensed consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of September 30, 2015, the Company had an accumulated deficit of $35,500, and had incurred a net loss for the nine months ended September 30, 2015 of $4,184 and had negative working capital of $15,579. The Company's management is exploring all strategic options to ensure the continued advancement of the products and the provision of liquidity.

The consolidated financial statements for the fiscal year ended December 31, 2014 states that because the Company has suffered recurring operating losses from operations, there is substantial doubt about the Company's ability to continue as a going concern. A "going concern" opinion indicates that the consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. Inventories

Inventories, net consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$180	$157
Work in Progress	234	178
Finished Goods	288	479
	$702	$814

Reserve for obsolescence was approximately $105 and $227, as of September 30, 2015 and December 31, 2014, respectively.

5. Property and Equipment

Property and equipment consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	Estimates Useful Life	September 30,	December 31,
	(Years)	2015	2014
Manufacturing Equipment	7-10	$309	$290
Leasehold Improvements	7	48	-
Office Furniture and Equipment	3-7	140	121
Computer Equipment and Software	1-5	26	23
		522	434
Less: Accumulated Depreciation, amortization and impairments		(198)	(122)
		$324	$312

Depreciation expense was approximately $76 and $203, for the nine months ended September 30, 2015 and 2014, respectively.

6. Loans Payable

	September 30,	December 31,
	2015	2014
Short-term notes (net of debt discount $256 and $12 as of September 30, 2015 and December 31, 2014, respectively)	284	588
Short-term notes (in default)	5,349	3,744
Short-term notes - related party (net of debt discount $0 and $0 as of September 30, 2015 and December 31, 2014, respectively)	115	200
Short-term notes - (in default) related party	4,330	4,100
	$10,078	$8,632

Convertible notes	652	671
Convertible notes (in default)- related party	230	230
	$882	$901

Promissory Notes

First Quarter 2015 Activities

During the quarter ended March 31, 2015, the Company issued promissory notes (the "Notes") to a third party, in the principal amount of $510. The Notes has an interest rate of 18% per annum, simple interest and is due on or before September 30, 2015. In connection with the Note, the Company issued warrants to purchase 1,020,000 shares of our common stock at an exercise price of $0.20 per share. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders' equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of March 31, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.3% - 1.7%, volatility – 77.5% - 80.8%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.8 year period (through maturity) on a straight-line basis. The Company also recorded 6% accrued facility fees in aggregate for approximately $31 in connection with the Notes. The accrued loan fees is due on September 30, 2015. The Company recorded a $95 discount at issuance, and of the $95 discount recorded at issuance the portion relating to the detachable warrants of $64 was credited to additional paid in capital and the $31 loan fee described above was credited to accrued expense.

During the quarter ended March 31, 2015, the Company issued promissory note (the "Note") to a third party, in the principal amount of $90. The Note has an interest rate of 18% per annum, simple interest and is due on or before September 30, 2015. In connection with the Note, the Company issued warrants to purchase 180,000 shares of our common stock at an exercise price of $0.20 per share. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders' equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of March 31, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.5%, volatility – 80.2%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.6 year period (through maturity) on a straight-line basis. The Company also recorded 6% accrued loan fees in aggregate for approximately $5 in connection with the Notes. The accrued facility fees is due on September 30, 2015. The Company recorded an $18 discount at issuance, and of the $18 discount recorded at issuance the portion relating to the detachable warrants of $12 was credited to additional paid in capital and the $6 facility fee described above was credited to accrued expense.

During the quarter ended March 31, 2015, the Company issued promissory notes to several third parties, in the principal amount of $95. The notes have effective interest rate of 30% per annum, simple interest and were due on September 30, 2015.

On March 3, 2015, the Company entered into a promissory note modification agreement (the "Modified Note") with John Linderman, one of the Company's largest shareholders, to replace the original promissory note (the "Old Note"), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6 in the equity. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of March 31, 2015 were $40 and $13, respectively.

On March 3, 2015, the Company entered into a promissory note modification agreement (the "Modified Note") with James Barickman, one of the Company's largest shareholders, to replace the original promissory note (the "Old Note"), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6 in the equity. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of March 31, 2015 were $40 and $13, respectively.

On March 3, 2015, the Company entered into a promissory note agreement (the "Note") with NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by John Linderman and James Barickman, to settle the outstanding accounts payable of $381 with principal of $180 promissory note. The Note is due on September 2, 2017, with interest rate of 18% per annum. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $201 in the equity. The outstanding accrued interest is $2 as of March 31, 2015.

During the quarter ended March 31, 2015, the Company recorded total amortization on debt discount of $25.

Second Quarter 2015 Activities

During the quarter ended June 30, 2015, the Company issued promissory notes (the "Notes") to a third party, in the principal amount of $200. The Notes has an interest rate of 18% per annum, simple interest and is due on or before November 30, 2015. In connection with the Note, the Company issued warrants to purchase 800,000 shares of our common stock at an exercise price of $0.10 per share. The relative fair value of the warrants compared to the debt was recorded as a component of stockholders' equity with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of June 30, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.50% - 1.58%, volatility – 77.003% - 78.42%, expected term – 4 years, expected dividends– N/A. The debt discounts related to the warrants are being amortized over a 0.6 year period (through maturity) on a straight-line basis. The Company also recorded 6% accrued facility fees in aggregate for approximately $12 in connection with the Notes. The accrued loan fees is due on November 30, 2015. The Company recorded a $71 discount at issuance, and of the $71 discount recorded at issuance the portion relating to the detachable warrants of $59 was credited to additional paid in capital and the $12 loan fee described above was credited to accrued expense.

On June 8, 2015, the Company issued a promissory note (the "Note") to a third party, in the principal amount of $700. The Note has effective interest rate of 35% per annum, simple interest and is due on June 30, 2016. In connection with this promissory note, the Company issued 450,000 shares of common stock on July 6, 2015. The fair value of the common stock to the debt were recorded as a component of stockholders' equity with the offset recorded as a discount on the promissory note and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2015. The fair value of the common stock was based on the stock price on the issuance date on the market. The debt discounts related to the common stock are being amortized over the term of the promissory notes on a straight-line basis. The Company also recorded 35% accrued facility fees in aggregate for approximately $245 in connection with the Note. The accrued loan fees is due on June 30, 2016. The Company recorded a $328 discount at issuance, and of the $328 discount recorded at issuance the portion relating to the detachable common stock of $83 was credited to additional paid in capital and the $245 loan fee described above was credited to accrued expense.

During the quarter ended June 30, 2015, the Company paid back principal amount of $8 and $8 to James Barickman and John Linderman, for the debt issued during the quarter ended March 31, 2015

During the quarter ended June 30, 2015, the Company recorded total amortization on debt discount of $83. The outstanding accrued interest is $2,264 as of June 30, 2015.

As of June 30, 2015, the company had $8,074 with past due maturities. $4,330 is related party to entities controlled by Mr. Fredrick Voight, one of our former officers and a former member of our Board of Directors. The Company's management are exploring all strategic options to ensure the continued advancement of the products and the provision of liquidity.

Third Quarter 2015 Activities

During the quarter ended September 30, 2015, the Company recorded total amortization of debt discount of $160. The outstanding accrued interest is $2,235 as of September 30, 2015.

As of September 30, 2015, the company had $9,679 with past due maturities. $4,330 is owed to related party to entities controlled by Mr. Fredrick Voight, one of our former officers and a former member of our Board of Directors. The Company's management is exploring all strategic options to ensure the continued advancement of the products and the provision of liquidity.

7. Stockholders' Equity

Diluted Shares

There were 405,000 shares of Series A, 1,000,000 shares of Series B and no shares of Series C outstanding as of September 30, 2015. Each share of A,B & C Preferred converts into five shares of common stock. Preferred A,B & C are convertible into 7,025,000. Each share of Preferred D is convertible into twenty five shares of common stock. Convertible preferred stock was considered anti-dilutive for the three months and nine months ended September 30, 2015 and 2014, due to net losses. As of September 30, 2015, there are 4,216,667 Series D Convertible Preferred Shares which are convertible into 105,416,675 of common shares. Total preferred convertible is 112,441,675 common shares. All Series D Convertible Preferred Stock voting rights are on an "as converted to common stock" basis. Dividends are not mandatory. If declared by the Board Series D Preferred Stock shall have preference over common stock and equal to other series of preferred stock. As of September 30, 2015, there are 14,476,600 warrants which are convertible into one share of common stock with a weighted average exercise price of $1.07. In addition, convertible debt of $652 as of September 30, 2015 is convertible into 45,730,153 shares of the Company's common stock.

Imputed Interest Charge

During the nine months ended September 30, 2015 and 2014 imputed interest charged was $52 and $38.

Common Stock Issued for Cash

During the nine months ended September 30, 2015, the Company issued 950,000 shares of common stock for approximately $150 of cash. The shares were issued to third parties.

Common Stock Issued for Debt Conversion

During the nine months ended September 30, 2015, the Company issued 2,375,000 shares of common stock for approximately $19 from a convertible debt instrument. Since the conversion within the term of the note no gain or loss has been recognized. The shares were issued to third party.

Common Stock Issued for Debt

On June 8, 2015, the Company issued a promissory note (the "Note") to a third party, in the principal amount of $700. The Note has effective interest rate of 35% per annum, simple interest and is due on June 30, 2016. In connection with this promissory note, the Company issued 450,000 shares of common stock on July 6, 2015. The fair value of the common stock to the debt were recorded as a component of stockholders' equity with the offset recorded as a discount on the promissory note and included as a component of promissory notes in the accompanying consolidated balance sheet as of June 30, 2015. The fair value of the common stock was based on the stock price on the issuance date on the market. The debt discounts related to the common stock are being amortized over the term of the promissory notes on a straight-line basis. The Company also recorded 35% accrued facility fees in aggregate for approximately $245 in connection with the Note. The accrued loan fees is due on June 30, 2016. The Company recorded a $328 discount at issuance, and of the $328 discount recorded at issuance the portion relating to the detachable common stock of $83 was credited to additional paid in capital and the $245 loan fee described above was credited to accrued expense.

Detachable Warrants

During the nine months ended September 30, 2015, the Company issued Promissory Notes containing 2,000,000 detachable Warrants and 100,000 Warrants in for Service. The detachable Warrants were valued at approximately $0.085 per warrant using the Black-Scholes model at September 30, 2015. The relative fair value of the detachable Warrants compared to the debt of approximately $512 was recorded as a component of stockholders' equity and accrued expenses with the offset recorded as a discount on the promissory notes and included as a component of promissory notes in the accompanying condensed consolidated balance sheet as of September 30, 2015. An amount of $268 was amortized in the period through September 30, 2015. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.3% - 1.7%, volatility – 77.5% - 80.8%, expected term – 4 years, expected dividends– N/A. The debt discount related to the warrants are being amortized over a nine month period (through maturity) on a straight-line basis.

8. Related Party Transactions

Consulting Agreements

On January 6, 2014 the Company entered into a revised consulting agreement with Chord Advisors, LLC ("Chord"). David Horin, the Company's former Chief Financial Officer has a significant equity partnership stake in Chord. Currently the agreement is on a month to month basis. The Company has agreed to pay Chord a monthly consulting fee of approximately $13 for Mr. Horin's services and services of his firm and 50,000 warrants upon the consummation of a financing transaction in excess of $2 million with an exercise price equal to the exercise price of such warrants in a financing transaction. The Company incurred $38 and $38 for the three months ended March 31, 2015 and 2014, respectively. The Company incurred $79 and $75 for the six months ended June 30, 2015 and 2014, respectively. The Company incurred $75 and $113 for the nine months ended September 30, 2015 and 2014, respectively, and has an account payable balance related to this agreement of $237 as of September 30, 2015.

 Accounts Payable and Accrued Expenses

As of September 30, 2015, the Company owed Daystar Funding LP $50, Chord Advisors $237 and Rivercoach $72. Daystar Funding LP and Rivercoach are controlled by Mr. Fredrick Voight, one of our former officers and a former member of our Board of Directors.

Related Party Notes

On March 3, 2015, the Company entered into a promissory note modification agreement (the "Modified Note") with John Linderman, one of the Company's largest shareholders, to replace the original promissory note (the "Old Note"), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. The outstanding principal and accrued interest as of September 30, 2015 were $18 and $16, respectively.

On March 3, 2015, the Company entered into a promissory note modification agreement (the "Modified Note") with James Barickman, one of the Company's largest shareholders, to replace the original promissory note (the "Old Note"), which was issued on May 6, 2013 with principal of $50. The Old Note had an interest rate of 18% per annum, simple interest, and is currently past due. As of March 2, 2015, the Company has recorded $18 accrued interest related to the Old Note, and this past accrued unpaid interest was settled for $12 per Modified Note. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $6. The Modified Note is due on March 1, 2016, with interest rate of 18% per annum. On March 4, 2015, the Company paid back $10, and the outstanding principal and accrued interest as of September 30, 2015 were $18 and $16, respectively.

On March 3, 2015, the Company entered into a promissory note agreement (the "Note") with NorthStar Consumer Products, LLC, one of the largest shareholders and an entity controlled by John Linderman and James Barickman, to settle the outstanding accounts payable of $355 with principal of $180 promissory note. The Note is due on September 2, 2017, with interest rate of 18% per annum. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a gain on extinguishment of debt of $175. The outstanding accrued interest is $18 as of September 30, 2015.

As of September 30, 2015, the Company owed to Daystar Funding, LP $4,330 and accrued interest of $1,515. Daystar Funding LP and is controlled by Mr. Fredrick Voight, a former officer and a former member of our Board of Directors.

As of September 30, 2015, the company had $4,330 with past due maturity dates to related party to entities by controlled by Mr. Fredrick Voight, a former officer and a former member of our Board of Directors. The Company's management are exploring all strategic options to ensure the continued advancement of the products and the provision of liquidity.

9. Intangible Assets, Net

For the nine months ended September 30, 2015, intangible assets consisted primarily of patents, customer lists, non-compete arrangements and a trade name. Patents, customer lists, non-compete arrangements and a trade name acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. The intangible assets are amortized over their estimated useful life which is 4 to 16 years.

The amortization expense for the nine months ended September 30, 2015 and 2014 was $66 and $63 respectively.

			Amortized as of		Balance as of
	Life in		September 30,	December 31,	September 30,	December 31,
Description	Years	Price	2015	2014	2015	2014
Patents	12	$336	$67	$46	$269	$290
Customer list	14	198	36	25	162	173
Trade name	16	266	32	22	234	244
Non-compete agreement	4	127	76	52	51	75
		$927	$211	$145	$716	$782

10. Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. On or about the September 15, 2015, Icon Owner Pool 3 West LLC filed a motion in the circuit court of the state of Oregon in the amount of $150 for outstanding costs to perform remedial works at a previous leasehold property and outstanding rent. The company has accrued $168 in respect of this claim.

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

Certain of the Company's assets and liabilities are considered to be financial instruments and are required to be measured at fair value in the consolidated balance sheets. Certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt and deferred revenue are measured at cost, which approximates fair value due to the short-term maturity of these instruments. Derivative liabilities are measured at fair value.

The Company measures fair value basis based on the following key objectives:

•	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•

A three-level hierarchy ("Valuation Hierarchy") which prioritizes the use of observable pricing data (Level 1 and Level 2 inputs as defined below) over unobservable pricing data (Level 3 inputs as defined below) is used in measuring value; and

•	The Company's creditworthiness is considered when measuring the fair value of liabilities.

The valuation hierarchy used in measuring fair value is defined as follows:

•	Level 1 inputs are observed inputs such as quoted prices for identical instruments inactive markets;

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

The following tables classify the Company's liabilities measured at fair value on a recurring basis (primarily reflecting an increase in stock price per share) into the fair value as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015

Description	Level 1	Level 2	Level 3

Derivative liability - conversion options	$-	$-	$121

December 31, 2014

Description	Level 1	Level 2	Level 3

Derivative liability - conversion options	$-	$-	$270

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2014 through September 30, 2015. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance as of December 31, 2014	$270
Change in fair value of derivative liability - conversion option	(149)
Balance - September 30, 2015	$121

______________________

*	The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815.

12. Subsequent Events

A shareholder in the Company elected to convert 26,667 shares of TriStar Wellness Solutions, Inc. Series D Convertible Preferred Stock into 666,675 shares TriStar Wellness Solutions, Inc. common stock as of November 9, 2015.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TriStar Wellness Solutions, Inc. for the period ended September 30, 2015 contains forward-looking statements, principally in this Section and "Business." Generally, you can identify these statements because they use words like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risks discussed in this filing, as well as any cautionary language in our annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or working capital and events to differ materially from those anticipated, include, but are not limited to: our ability to successfully obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

We were incorporated on August 28, 2000 in the state of Nevada under the name "Quadric Acquisitions". From the date of our incorporation through April 27, 2012, we had several name changes and different business plans all under prior management that is no longer with the company. On April 27, 2012, we underwent a change of control transaction and changed our business plan. On January 7, 2013, we changed our name from Biopack Environmental Solutions, Inc. to TriStar Wellness Solutions, Inc. with the State of Nevada. We conduct our current operations under the name TriStar Wellness Solutions, Inc. On May 6, 2013 TWSI purchased HemCon Medical Technologies, Inc. (HemCon) gaining entry into the advanced wound care sector.

We are focused on providing best of breed solutions of advanced wound care products to the worldwide professional healthcare industry. The HemCon platform enables TWSI to execute a strong professional medical focus on advanced wound care products to support improved medical outcomes.

TriStar Wellness Solutions, Inc. (TWSI, us or TriStar), through HemCon's advanced wound care solutions, is focused on bringing new technologies to patients that address both traumatic and chronic therapeutic healthcare opportunities based on a combination of superior science, product development and market positioning worldwide. Each of our products is designed to improve medical outcomes through superior and proven technologies. Our innovative products and technologies exclusively focus on the wound care sector.

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

•	Research and Development programs on-going in underserved wound treatment markets.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Summary of Results of Operations (in thousands)

	For the three months ended September 30.
	2015	2014
Sales revenue	$956	$1,908
Cost of Goods Sold	420	1,046
Gross profit	536	862

Continuing operations
Operating expenses:
General and administrative	915	780
Sales, marketing and development expenses	528	562
Amortization on intangible assets	22	21
Total operating expenses	1,465	1,363

Loss from operations	(929)	(501)

Other income and (expenses)
Interest expense	(763)	(1,022)
Gain on sale of assets and liabilities	-	(6)
Change in fair value of derivative liability	841	1,172
Other expenses	80	(123)
Total other income (expenses)	158	21

Net loss	(771)	(480)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(18)	110

Total comprehensive loss	$(789)	$(370)

Loss per share	$(0.03)	$(0.02)
Diluted loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding	27,962,476	23,663,454
Diluted weighted average common shares outstanding	27,962,476	23,663,454

Revenue

Our revenue from the three months ended September 30, 2015 was $956 compared to $1,908 for the three months ended September 30, 2014. Our revenue was primarily derived from the operations of our subsidiary, HemCon. The decrease in revenue was a result of the timing of government orders which are highly dependent on factors outside our control such as military budgets for worldwide conflicts.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2015 were $420, compared to $1,046 for the same period in 2014. The cost of goods sold for the three months ended September 30, 2015 relate to the revenues generated from HemCon. HemCon's cost of goods sold amounted to approximately $420 or approximately 44% of HemCon's revenue for the three months ended September 30, 2015. Our cost of goods sold decreased for the three months ended September 30, 2015 compared to September 30, 2014 as a result of lower sales.

Operating Loss

We had an operating loss of approximately $929 for the three months ended September 30, 2015, compared to an operating loss of approximately $501 for the three months ended September 30, 2014. This difference was driven by a decrease in our sales, marketing and development expenses of approximately $34 and an increase in general and administrative costs of $133.

General and Administrative Expenses

General and administrative expenses were $915 for the three months ended September 30, 2015, compared to $780 for the three months ended September 30, 2014. Our primary general and administrative expenses for the period in 2015 were $74 from professional fees related to TriStar such as audit, marketing and legal fees, and $839 related to salaries, occupancy cost, utilities, etc. attributable to HemCon. General and administrative expenses for the three months ended September 30, 2015 include a charge in the amount of $300 related to the settlement agreement with Starkman as disclosed in PART II- Other information, Item 1 Legal Proceedings.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $528 for the three months ended September 30, 2015, compared to $562 for the three months ended September 30, 2014. The vast majority of our sales, marketing and development expenses for both periods related to our HemCon operations. Our sales, marketing and development expenses were lower in 2015 compared to 2014 due to greater utilization of partnership distribution channels in 2015 compared with direct selling, and we did not utilize retail over-the-counter advertising in 2015 like we did in 2014.

Amortization of Intangible Assets

During the three months ended September 30, 2015, we had $22 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the HemCon acquisition. We had a comparable expense of $21 for the three months ended September 30, 2014.

Interest Expense

We had interest expense $763 for the three months ended September 30, 2015, compared to $1,022 for the three months ended September 30, 2014. During the three months ended September 30, 2015, interest expense was primarily related to interest on debt instruments and the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in Fair Value of Derivatives

During the three months ended September 30, 2015 and 2014, we recognized a non-cash gain on derivative liabilities of $841 and $1,172, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Other Expenses

During the three months ended September 30, 2015 and 2014 we recognized a foreign currency transaction loss of $18 and gain of $110, respectively.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Summary of Results of Operations (in thousands)

	For the nine months ended September 30.
	2015	2014
Sales revenue	$2,883	$4,435
Cost of Goods Sold	1,190	2.908
Gross profit	1,693	1,507

Continuing operations
Operating expenses:
General and administrative	2,516	2,472
Sales, marketing and development expenses	1,537	1,965
Amortization on intangible assets	66	63
Total operating expenses	4,119	4,500

Loss from operations	(2,426)	(2,993)

Other income and (expenses)
Interest expense	(1,923)	(2,525)
Gain on sale of assets and liabilities	33	(6)
Change in fair value of derivative liability	149	(338)
Other expenses	(17)	(123)
Total other income (expenses)	(1,758)	(2,992)

Net loss	(4,184)	(5,985)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	76	134

Total comprehensive loss	$(4,108)	$(5,851)

Loss per share	$(0.16)	$(026)
Diluted loss per share	$(0.16)	$(026)

Weighted average common shares outstanding	26,368,876	22,934,389
Diluted weighted average common shares outstanding	26,368,876	22,934,389

Revenue

Our revenue from the nine months ended September 30, 2015 was $2,883 compared to $4,435 for the nine months ended September 30, 2014. Our revenue was primarily derived from the operations of our subsidiary, HemCon. Revenue from HemCon amounted to approximately $2,883 for the nine months ended September 30, 2015. The decrease in revenue was a result of the timing of government orders which are highly dependent on factors outside our control such as military budgets for worldwide conflicts. During the prior period we received $933 for government sales. During the current period we received $193 for government sales.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2015 were $1,190, compared to $2,928 for the same period in 2014. The cost of goods sold for the nine months ended September 30, 2015 related to the revenues generated from HemCon. HemCon's cost of goods sold amounted to approximately $1,190, or approximately 41% of HemCon's revenue for the nine months ended September 30, 2015. Our cost of goods sold decreased significantly for the nine months ended September 30, 2015 compared to September 30, 2014, primarily due to our transition from in-house manufacturing of our HemCon products to utilizing outsourced, third-party manufacturers. This transition began in December 2014 and was completed in the second quarter of 2015.

Operating Loss

We had an operating loss of approximately $2,426 for the nine months ended September 30, 2015, compared to an operating loss of approximately $2,993 for the nine months ended September 30, 2014. This difference was largely attributable to a decrease in our cost of goods sold of approximately $1,738 (which led to a gross profit of $1,693 for the period), and a decrease in our sales, marketing and development expenses of approximately $428 resulting primarily from closing the office and operations in Westport, CT. The decrease in operating loss for the period ended September 30, 2015 was largely due our transition from in-house manufacturing of our HemCon products to utilizing outsourced, third-party manufacturers and to a reduction of sales and marketing expenses related to the historical TriStar wellness products.

General and Administrative Expenses

General and administrative expenses were $2,516 for the nine months ended September 30, 2015, compared to $2,472 for the nine months ended September 30, 2014. Our primary general and administrative expenses for the period in 2015 were $288 from professional fees related to TriStar such as audit, marketing and legal fees, and $2,226 related to salaries, occupancy cost, utilities, etc. attributable to HemCon. General and administrative expenses for the nine months ended September 30, 2015 include a charge in the amount of $300 related to the settlement agreement with Starkman as disclosed in PART II- Other information, Item 1 Legal Proceedings.

Sales, Marketing and Development Expenses

Our expenses related to sales, marketing and development were $1,537 for the nine months ended September 30, 2015, compared to $1,965 for the nine months ended September 30, 2014. The vast majority of our sales, marketing and development expenses for both periods related to our HemCon operations. Our sales, marketing and development expenses were lower in 2015 compared to 2014 due to greater utilization of partnership distribution channels in 2015 compared with direct selling, and we did not utilize retail over-the-counter advertising in 2015.

Amortization of Intangible Assets

During the nine months ended September 30, 2015, we had $66 in amortization of intangible assets primary related to patents, non-compete agreements and customer lists acquired in the HemCon acquisition. We had a comparable expense of $63 for the nine months ended September 30, 2014.

Interest Expense

We had interest expense $1,923 for the nine months ended September 30, 2015, compared to $2,525 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 interest expense primarily related to the amortization of debt discount on promissory notes and warrants issued in connection with the acquisition of HemCon.

Change in Fair Value of Derivatives

During the nine months ended September 30, 2015 and 2014 we recognized a non-cash loss on derivative liabilities of $149 and $338, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Gain on sale of assets and liabilities

During the nine months ended September 30, 2015, we received $33 cash from sale of fixed assets in 2014.

Other Expenses

During the nine months ended September 30, 2015 and 2014 we recognized a foreign currency transaction gain of $76 and $134 loss, respectively.

Liquidity and Capital Resources for Nine the Months Ended September 30, 2015 and 2014

Introduction

During the nine months ended September 30, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash and cash equivalents as of September 30, 2015 was $336. Due to our monthly cash burn rate we have significant short term cash needs. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time. The Company's management is exploring all strategic obtain additional liquidity and continue operating including a potential sale of the company.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2015 compared to December 31, 2014, respectively, are as follows (in thousands):

	September 30, 2015	December 31, 2014	Change
Cash and Cash Equivalents	$336	$189	$147
Total Current Assets	1,661	1,797	(136)
Total Assets	2,824	3,069	(245)
Total Current Liabilities	17,240	14,140	3,100
Total Liabilities	$17,338	$14,140	$3,198

Our total assets decreased by $245 as of September 30, 2015 compared to December 31, 2014. At September 30, 2015, we had $147 more in cash and cash equivalents, offset by $186 less in accounts receivable, net, $112 less in inventories, net, and slightly less in non-current assets, compared to the same period in 2014.

Our current liabilities increased by $3,100, as of September 30, 2015 as compared to December 31, 2014. A large portion of this increase was due to an increase in our short terms notes, accrued interest related to these notes and derivative liabilities.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash and cash equivalents available as of September 30, 2015 of $336 and $189 as of December 31, 2014. We have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes. We currently do not believe we will be able to satisfy our cash needs from operating revenue for some time.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,547 for the nine months ended September 30, 2015, as compared to $3,037 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $4,184, adjusted primarily by the amortization of debt discount of $268, gain on change in fair value of derivative liability of $149, depreciation expenses of $76, intangible asset amortization of $66, imputed note interest on note payable of $52, accounts payable and accruals of $1,557, and inventory of $112, accounts receivable of $227 other non-current assets $15, deferred revenue of $177, accounts payable and accrued expenses – related party of $181 offset by prepaid expenses of $17.

Investing

We had net cash used in investing activities of $87 for the nine months ended September 30, 2015, as compared to net cash used in investing activities of $42 for the nine months ended September 30, 2014. Our net cash used in investing activities for the nine months ended September 30, 2015 is related entirely to the purchase of property plant and equipment.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2015 was $1,705, compared to $2,994 for the nine months ended September 30, 2014. For the period in 2015, our financing activities consisted of $1,595 from proceeds from issuance of short terms notes and $150 from proceeds from issuance of common stock, offset by $85 from repayment of short-term notes-related party and $45 from lease payable. For the period in 2014, our financing activities consisted of $2,434 from proceeds from issuance of short terms notes, $230 from proceeds from issuance of short term convertible notes – related party, and $330 from issuances of convertible debt.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, management believes that, as of September 30, 2015, the Company's internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 (d) Officer's Certifications

Appearing as an exhibit to this Quarterly Report on Form 10-Q are "Certifications" of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Quarterly Report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On October 27, 2015, the Companies and Barry Starkman entered into a settlement agreement related to the previously disclosed arbitration proceeding in which Mr. Starkman asserted certain employment claims against the Companies and the Companies asserted several counterclaims. The settlement agreement provides for the entry of an award of arbitration judgment jointly and severally against the Companies in the amount of $300 and provides for customary releases and waivers among the parties.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, we issued the following unregistered securities:

During the nine months ended September 30, 2015, we issued an aggregate of 950,000 shares of our common stock for approximately $150,000 in cash to several third parties. The company also issued 2,375,000 share following the conversion of a debt instrument. The shares were issued on May 12, 2015. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

During the nine months ended September 30, 2015, we issued warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.20 per share. These warrants were issued in connection with certain non-convertible promissory notes we issued to certain third parties in exchange for loans totaling $600,000. The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

ITEM 5 Other Information

The Company is aware of the complaint filed by the Securities and Exchange Commission against Frederick Alan Voight, one of its former officers and a former member of its Board of Directors (SEC v. Voight et al., Civil Action No. 4:15-cv-02218 (S.D. Tx., filed August 3, 2015)). The Company will continue to monitor the Securities and Exchange Commission proceeding against Mr. Voight and any potential effect on the Company.

ITEM 6 Exhibits

Item No.	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

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

TriStar Wellness Solutions, Inc. a Nevada corporation

Dated: November 13, 2015	By:	/s/ Michael Wax
	Name:	Michael Wax
	Its:	Interim Chief Executive Officer

